Form 10-Q
period 2013-08-31
Adelt Design, Inc.
filed 2013-10-15
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-174705

ADELT DESIGN, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3369810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3217 South Orchard Street, Salt Lake City, Utah 84106
 (Address of principal executive offices) (Zip Code)

 (801) 467-3530
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of October 15, 2013.

ADELT DESIGN, INC.

FORM 10-Q
Quarterly Period Ended August 31, 2013

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of August 31, 2013 (Unaudited) and May 31, 2013	4
	Condensed Statements of Operations for the Three Months ended August 31, 2013 (Unaudited) and 2012 and the period from March 31, 2011 (inception) to August 31, 2013 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from March 31, 2011 (inception) to August 31, 2013 (Unaudited)	6
	Condensed Statements of Cash Flows for the Three Months ended August 31, 2013 and 2012 (Unaudited) and the period from March 31, 2011 (inception) to August 31, 2013 (Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

SIGNATURES		23

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to "Adelt Design, Inc." the "Company," "we," "our" or "us" means Adelt Design, Inc.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	August 31,
	2013	May 31,
	(Unaudited)	2013
ASSETS
Current assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	$14	$14
Accrued expense	2,500	2,500
Due to related parties	100	100
Accrued interest	59	11
Notes payable	5,195	211
Total current liabilities	7,868	2,836

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of August 31, 2013 and May 31, 2013, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 issued and outstanding as of August 31, 2013 and May 31, 2013, respectively	18,000	18,000
Additional paid in capital	-	-
Retained earnings (deficit) accumulated during the development stage	(25,868)	(20,836)
Total (deficiency in) stockholders' equity	(7,868)	(2,836)

Total liabilities and (deficiency in) stockholders' equity	$-	$-

See accompanying notes to these financial statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	March 31, 2011 (inception) to
	August 31,	August 31,	August 31,
	2013	2012	2013

Revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative	45	45	2,950
Professional fees	4,939	-	22,859

Total operating expenses	4,984	45	25,809

Net operating income (loss)	(4,984)	(45)	(25,809)

Other income (expense):
Interest expense	(48)	(2)	(59)
Total other income (expense)	(48)	(2)	(59)

Income (loss) before provision for income taxes	(5,032)	(47)	(25,868)

Provision for income taxes	-	-	-

Net income (loss)	$(5,032)	$(47)	$(25,868)

Net income (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding -basic and fully diluted	18,000,000	18,000,000

See accompanying notes to these financial statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder for cash at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000
Net income (loss) from March 31, 2011 (inception) to May 31, 2011	-	-	-	-	$-	(15,530)	(15,530)

Balance, May 31, 2011	-	$-	18,000,000	$18,000	$-	$(15,530)	$2,470

Net income (loss) for the year ended May 31, 2012	-	-	-	-	-	(3,865)	(3,865)

Balance, May 31, 2012	-	$-	18,000,000	$18,000	$-	$(19,395)	$(1,395)

Net income (loss) for the year ended May 31, 2013	-	-	-	-	-	(1,441)	(1,441)

Balance, May 31, 2013	-	$-	18,000,000	$18,000	$-	$(20,836)	$(2,836)

Net income (loss) for the three months ended August 31, 2013	-	-	-	-	-	(5,032)	(5,032)

Balance, August 31, 2013	-	$-	18,000,000	$18,000	$-	$(25,868)	$(7,868)

 See accompanying notes to these financial statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	March 31, 2011 (inception) to
	August 31,	August 31,	August 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,032)	$(47)	$(25,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accrued expenses	-	-	2,500
Accrued interest	48	2	59

Net cash (used in) operating activities	(4,984)	(45)	(23,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank overdrafts	-	15	14
Proceeds from related party advances	-	-	100
Proceeds from notes payable	4,984	25	5,195
Proceeds from sale of common stock	-	-	18,000

Net cash provided by financing activities	4,984	40	23,309

Net increase (decrease) in cash and cash equivalents	-	(5)	-
Cash and cash equivalents at beginning of period	-	5	-
Cash and cash equivalents at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to these financial statements.

ADELT DESIGN, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Adelt Design, Inc. (“The Company”) was incorporated in the state of Nevada on March 31, 2011 to manufacture carpet binding art.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

The Company has adopted a fiscal year end of May 31st.

Development Stage Company
The Company is currently considered a development stage company as defined by FASB ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at August 31, 2013 and May 31, 2013.

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred.

Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the establishment of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided to the extent deferred tax assets may not be recoverable after consideration of the future reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income.

Segment Reporting
Under FASB ASC 280-10-50, the Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.  The Company had no items that required fair value measurement on a recurring basis.

ADELT DESIGN, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Revenue Recognition
For revenue from product sales, the Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company has not generated revenues to date.

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception on March 31, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock and stock options for services and compensation for the period from March 31, 2011 (Inception) through May 31, 2013.

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

ADELT DESIGN, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit of $25,868, has no revenues, and has bank overdrafts in the amount of $14 as of August 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party

On April 19, 2011, the Company’s CEO, Larry Adelt provided an advance of $100 in cash, which was recorded as a current liability as of May 31, 2011.  The advance was non-interest bearing and due on demand.

On May 31, 2011, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Larry Adelt in exchange for proceeds of $18,000.

 ADELT DESIGN, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Notes Payable

During the year ended May 31, 2012 the Company received a loan in the amount of $50, from BK Consulting and Associates, P.C.  The unsecured note bears interest at 8% and is due on demand.

During the year ended May 31, 2013 the Company received loans in the amount of $161, from BK Consulting and Associates, P.C.  The unsecured note bears interest at 8% and is due on demand.

On June 3, 2013, the Company received a loan in the amount of $15, from BK Consulting and Associates, P.C.  The unsecured note bears interest at 8% and is due on demand.

On July 1, 2013, the Company received a loan in the amount of $15, from BK Consulting and Associates, P.C.  The unsecured note bears interest at 8% and is due on demand.

On July 11, 2013, the Company received a loan in the amount of $3,350, from BK Consulting and Associates, P.C.  The unsecured note bears interest at 8% and is due on demand.

On July 31, 2013, the Company received a loan in the amount of $886, from BK Consulting and Associates, P.C.  The unsecured note bears interest at 8% and is due on demand.

On August 1, 2013, the Company received a loan in the amount of $14, from BK Consulting and Associates, P.C.  The unsecured note bears interest at 8% and is due on demand.

On August 2, 2013, the Company received a loan in the amount of $1, from BK Consulting and Associates, P.C.  The unsecured note bears interest at 8% and is due on demand.

On August 31, 2013, the Company received a loan in the amount of $377, from BK Consulting and Associates, P.C.  The unsecured note bears interest at 8% and is due on demand.

On August 31, 2013, the Company received a loan in the amount of $326, from BK Consulting and Associates, P.C.  The unsecured note bears interest at 8% and is due on demand.

As of August 31, 2013 and May 31, 2013 the Company had accrued interest related to these notes in the amount of $59 and $11.

Note 5 – Stockholder’s Equity

The Company is authorized to issue 90,000,000 shares of $.001 par value common stock.  The Company has 18,000,000 common shares outstanding as of August 31, 2013.  The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock.  The Company has never issued any shares of preferred stock.

On May 31, 2011, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Larry Adelt in exchange for proceeds of $18,000.

Note 6 – Subsequent Events

On September 3, 2013, the Company received a loan in the amount of $15, from BK Consulting and Associates, P.C.  The unsecured note bears interest at 8% and is due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Adelt Design, Inc. (“Adelt Design”) is a Nevada corporation that intends to manufacture and market carpet binding art.  Production and marketing has not yet commenced, as such, the Company is considered to be in the development stage.

For the three months ended August 31, 2013, we had a net loss of $5,032 as compared to a net loss of $47 for the three months ended August 31, 2012.  Our accumulated deficit as of August 31, 2013 was $25,868.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended August 31, 2013 and 2012

Revenues

The Company had no revenues during the three month periods ending August 31, 2013 and 2012.

General and administrative expenses

General and administrative expenses were $45 for the three months ended August 31, 2013 and 2012. These expenses consist of bank service charges.

Professional fees

Professional fees were $4,984 for the three months ended August 31, 2013 compared to $0 for the three months ended August 31, 2012, an increase of $4,984.  The increase in professional fees for the three months ended August 31, 2013 compared to August 31, 2012 was due primarily to increased accounting and legal fees related to the filing of our S-1 amendments during the period.

Interest expense

Interest expense for the three months ended August 31, 2013 was $48 compared to $2 for the three months ended August 31, 2012, an increase of $46.

Net loss

For the reasons above, our net loss for the three months ended August 31, 2013 was $5,032 compared to $47 for the three months ended August 31, 2012, an increase of $4,985.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2013 compared to May 31, 2013.

	August 31, 2013	May 31, 2013

Current Assets	$0	$0

Current Liabilities	$7,868	$2,836

Working Capital (Deficit)	$(7,868)	$(2,836)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of August 31, 2013, we had a working capital deficit of $7,868.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.   During three months ended August 31, 2013, we received a total of $4,984 in unsecured loans due on demand, bearing interest at 8%, from a third party lender. There is no guarantee that this third party lender will be willing to commit any further loans to the Company at this time.

Should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

Our future capital requirements will depend on many factors, including the development of our carpet binding art; the cost and availability of third-party financing for development; and administrative and legal expenses.

We anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, an evolving and unpredictable business model; recognition of revenue sources; and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of August 31, 2013, we had bank overdraft of $14. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $25,868 and a working capital deficit of $7,868 at August 31, 2013, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt.  There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time.

Significant changes in the number of employees.

As of August 31, 2013, we had no employees, other than our non-paid CEO, Larry Adelt.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

Assuming we are able to pursue revenue through the commencement of sales of our carpet binding art, we anticipate an increase of personnel and may need to hire employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Larry Adelt, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Adelt concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

●	All of our financial reporting is carried out by our financial consultant;

●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings to which our company or subsidiary is a party or of which any of their property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

Item 1A. Risk Factors.

Risks Related to Our Business

WE HAVE RECEIVED AN OPINION OF GOING CONCERN FROM OUR AUDITORS. IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE DEVELOPMENT STAGE OPERATIONS. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

Our independent auditors noted in their report accompanying our financial statements for the period ended May 31, 2013 that we have not earned a profit. Since March 31, 2011 (inception) through May 31, 2013, we had a net loss of $20,836, and they further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern. At May 31, 2013, we had bank overdrafts of $14 and no cash on hand. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

We will need additional capital to fully implement our business, operating and development plans. However, additional funding from an alternate source or sources may not be available to us on favorable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holder. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we would have to curtail or cease operations.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Adelt Design, Inc. will need to obtain additional financing in order to complete its business plan because it currently does not have any income. The Company does not have any arrangements for financing and it may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance. These factors may adversely affect the timing, amount, terms, or conditions of any financing that the Company may obtain or make any additional financing unavailable to us. If Adelt Design, Inc. does not obtain additional financing, its business will fail.

To stay in business, we anticipate that we will need approximately $75,000 through debt instruments such as bank loans, or private financing to complete all necessary stages in order to market our one product in the United States annually until our sales increase. Management anticipates that losses will continue to increase from current levels because the Company expects to incur additional costs and expenses related to: (i) marketing and promotional activities; and (ii) the possible addition of new personnel.  It is anticipated that said amount will be obtained through a loan from Larry A. Adelt.  In the event that we are unable to secure such a loan from Mr. Adelt, or some other source(s), which are unknown at this time, the Company will not be able to continue any and all further operations and its business will fail.

Additionally, it is estimated the additional costs and expenses associated with public Company reporting requirements will be approximately $10,000 on an annual basis.  It is also estimated that the amount of additional costs and expenses associated with newly applicable corporate governance requirements will be approximately $5,000 on an annual basis.

It is anticipated that we may need to obtain a loan from Larry A. Adelt to cover these additional costs and expenses.  In the event that we are unable to secure such a loan from Mr. Adelt, or some other source(s), which is unknown at this time, the Company will not be able to continue any and all further operations and its business will fail.

No assurance can be given that the Company will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms.  The inability of the Company to gain access to capital markets or obtain acceptable financing will have a material adverse effect upon the results of its operations and its financial conditions.  The proceeds from the sale of the securities offered in this registration statement will go directly to the selling security holder and not to the Company.  As such, this offering might negatively affect Adelt Design, Inc.’s ability to raise needed funds through a primary offering of its securities in the future.

Due to the fact we are small and do not have much capital, we must limit our marketing activities to a relatively small number of potential customers having the likelihood of purchasing our product.  We intend to generate revenue through the sale of our one product. Because we will be limiting the scope of our marketing activities, we may not be able to generate timely or sufficient sales to operate profitably.  If we cannot operate profitably, we may have to suspend or cease operations.  The Company’s financing requirements for next twelve month are the following:

●	$35,000 toward marketing materials which include filers, broachers, direct marketing DVD’s and mailing costs.
●	$10,000 toward software and hardware to develop an internet site.
●	$15,000 toward program administration and working capital, and the possible addition of new personnel.
●	$10,000 toward costs and expenses associated with public Company reporting requirements.
●	$5,000 toward expenses associated with newly applicable corporate governance requirements.

WE HAVE NO OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY A YOUNG COMPANY.

Adelt Design, Inc. was incorporated in the State of Nevada on March 31, 2011. We have no operating history for investors to evaluate the potential of our business development.  The Company has had no revenues or expenses prior to this time period.

THERE ARE MANY INHERENT RISKS AND DIFFICULTIES IN INTRODUCING A NEW PRODUCT TO THE MARKET PLACE.

The Company will begin to market its product in the Salt Lake City, Utah area and develop our brand name. We face, however, many of the risks and difficulties inherent in introducing a new product. These risks include, but are not limited to, the ability to:

●	Increase awareness of our brand name;
●	Develop an effective business plan;
●	Meet customer standards;
●	Implement an advertising and marketing plan;
●	Attain customer loyalty;
●	Maintain current strategic relationships and develop new strategic relationships;
●	Respond effectively to competitive pressures;
●	Continue to develop and upgrade our product; and
●	Attract, retain and motivate qualified personnel.

ADELT DESIGN, INC. HAS A HISTORY OF LOSSES. FUTURE LOSSES AND NEGATIVE CASH FLOW MAY LIMIT OR DELAY ITS ABILITY TO BECOME PROFITABLE. IT IS POSSIBLE THAT ADELT DESIGN, INC. MAY NEVER ACHIEVE PROFITABILITY. AN INVESTMENT IN ADELT DESIGN, INC. SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

Adelt Design, Inc. has yet to establish profitable development stage operations or a history of profitable development stage operations. The Company anticipates that it will continue to incur substantial development stage operating losses for an indefinite period of time due to the significant costs associated with the development of its business.

The Company’s ability to become profitable depends on its ability to generate and sustain sales while maintaining reasonable expense levels. If the Company does achieve profitability, it cannot be certain that it would be able to sustain or increase profitability on a quarterly and/or annual basis in the future. An investment in the Company’s securities represents significant risk and you may lose all or part of your entire investment.

WE HAVE LESS THAN $20,000 IN WORKING CAPITAL AVAILABLE AND WILL RECEIVE NO PROCEEDS FROM THE SALES OF THE SECURITIES IN THIS OFFERING, BUT COSTS OF THIS OFFERING ARE ANTICIPATED AT $20,000.  AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

As of August 31, 2013, we have less than $20,000 in working capital available and will receive no proceeds from the sales of securities in this offering, but costs of this offering are anticipated to total $20,000. Therefore, you should be aware that the risk that the expense of the offering will likely exhaust substantially all of your assets and, without additional sources of financing, you will have no funds with which to continue as a going concern.  As a result, an investment in our securities represents significant risk and you may lose all or part of your entire investment.

WE HAVE NO OPERATING HISTORY AND EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE. SHOULD WE CONTINUE TO INCUR LOSSES FOR A SIGNIFICANT AMOUNT OF TIME, THE VALUE OF YOUR INVESTMENT IN THE COMMON SHARES WILL BE AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

We were incorporated in the State of Nevada on March 31, 2011. The Company has had no revenues or expenses for this time period.

Presently, we have no revenues and are considered to be in the development stage. We have operating losses from inception on March 31, 2011, through August 31, 2013 of $25,868. We expect to incur further losses for the foreseeable future due to additional costs and expenses related to:

●
The implementation of our direct sales model by Mr. Adelt through the commencement of sales will cost at least $75,000. We need to establish and print all of the marketing material. We have allocated $35,000 toward marketing materials which include flyers, brochures, and website design. The Company intends to allocate these funds as soon as they are available.

●	$10,000 towards costs associated with public Company reporting requirements, and $5,000 related to expenses associated with newly applicable corporate governance requirement

●
Software and hardware updates to maintain service and maintain the Company office will cost the Company at least $10,000. As a direct sales Company continued improvements and upgrade to our systems is required. User features and website content updates are vital to continued visitations by online users. This cost signifies the system modifications. The Company intends to allocate these funds with four month of the funds becoming available.

●
Program administration and working capital expenses until such time as there are sufficient sales to cash-flow operations will cost the Company at least $15,000. This is the necessary working capital to fund operations until such time as revenues exceed expenses. This will cover audit fees, legal and all other management expenses such as Mr. Adelt’s monthly salary, and the possible addition of new personnel. The Company intends to pay audit fees and legal and all other management fees as they become due.

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Adelt Design, Inc. will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain its brand in response to competitive pressures, management plans to gradually increase the Company’s marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. As of August 31, 2013 the Company has working capital deficiency of $7,868. The Company working capital deficiency of $7,868 is insufficient to achieve the Company’s goal of building brand awareness of its product.

ADELT DESIGN, INC.’S CURRENT BUSINESS DEVELOPMENT STAGE OPERATIONS RELY HEAVILY UPON ITS KEY EMPLOYEE AND FOUNDER, MR. LARRY A. ADELT.

The Company is heavily dependent upon the expertise and management of Mr. Adelt, our Chief Executive Officer, President, sole director (Principle Executive Officer) and our future performance will depend upon his continued services. The loss of the services of Mr. Adelt’s services could seriously interrupt the Company’s business operations, and could have a very negative impact on its ability to fulfill its business plan and to carry out its existing development stage operations. The Company currently does not maintain key man life insurance on this individual. There can be no assurance that a suitable replacement could be found for him upon retirement, resignation, inability to act on our behalf, or death. The Company has no plans of entering into an employment agreement with Mr. Adelt.

MR. LARRY ADELT CURRENTLY DEVOTES TEN HOURS A WEEK TO THE COMPANY BUT WILL DEVOTE 40 HOURS A WEEK OR MORE ONCE THE COMPANY RAISES $75,000 IN CAPITAL.  FAILURE OF THE COMPANY TO RAISE $75,000 IN CAPITAL TO HAVE MR. ADELT DEVOTE 40 HOURS A WEEK TO THE COMPANY REPRESENTS A SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

Larry Adelt currently devotes approximately 10 hours per week to the affairs of the Company. Once the Company raises $75,000 in capital through debt instruments such as bank loans, or private financing, Mr. Adelt will devote 40 hours per week to the Company or more, and draw a salary of $2,000 per month.  Until such time, however, Mr. Adelt’s inability to devote more than 40 hours a week to the Company represents a significant risk to the Company and you may lose all or part of your entire investment.  Additionally, failure of the Company to raise $75,000 in capital through debt instruments such as bank loans, or private financing represents a significant risk and you may lose all or part of your entire investment.

ADELT DESIGN, INC.’S FUTURE GROWTH MAY REQUIRE RECRUITMENT OF QUALIFIED EMPLOYEES.

In the event of our future growth in administration, marketing, and customer support functions, the Company may have to increase the depth and experience of the Company by adding new members. Adelt Design, Inc.’s future success will depend to a large degree upon the active participation of its key officer. There is no assurance that the Company will be able to employ qualified persons on acceptable terms. Lack of qualified employees may adversely affect our business development.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public Company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public Company, which will negatively affect our business operations.

It is estimated that the amount of additional costs and expenses associated with public Company reporting requirements will be approximately $10,000.  It is also estimated that the amount of additional costs and expenses associated with newly applicable corporate governance requirements will be approximately $5,000.

It is anticipated that we may need to obtain a loan from Mr. Adelt to cover these additional costs and expenses.  In the event that we are unable to secure such a loan from Mr. Adelt, or some other source(s), unknown at this time, we will not be able to continue forward and our business will fail.

THE LACK OF PUBLIC COMPANY EXPERIENCE OF THE COMPANY SOLE SHAREHOLDER, OFFICER AND DIRECTOR COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

The Company’s sole shareholder, officer and director, Mr. Adelt, has no public Company experience, which could impair its ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The Company’s sole shareholder, officer and director, has never had sole responsibility for managing a publicly traded Company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. The Company’s sole shareholder, officer and director, Mr. Adelt, may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on the Company’s ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is necessary to maintain its public Company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public Company would be in jeopardy in which event you could lose your entire investment in our Company.

ADELT DESIGN, INC.’S DEVELOPMENT STAGE OPERATING RESULTS MAY FLUCTUATE DUE TO FACTORS WHICH ARE NOT WITHIN ITS CONTROL.

Adelt Design, Inc.’s development stage operating results are expected to fluctuate in the future based on a number of factors, many of which are not in its control. The Company’s development stage operating expenses primarily include marketing and general administrative expenses that are relatively fixed in the short-term. If our revenues are lower than we expect because demand for our service diminishes, or if we experience an increase in defaults among approved advertising applicants or for any other reasons we may not be able to quickly return to acceptable revenue levels.

Because of the unique nature of our business and the fact that there are no comparable past business models to rely on, future factors that may adversely affect our business are difficult to forecast. Any shortfall in Adelt Design, Inc.’s revenues would have a direct impact on its business. In addition, fluctuations in the Company’s quarterly results could adversely affect the market price of its common stock in a manner unrelated to its long-term operating performance.

Risk Related To Our Capital Stock

WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

The Company has never declared or paid any cash dividends or distributions on its capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Mr. Adelt beneficially owns approximately 100% of the Company’s capital stock with voting rights. In this case, Mr. Adelt will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of the Company’s certificate of incorporation and approval of significant corporate transactions, and he will have significant control over its management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

THE OFFERING PRICE OF THE COMMON STOCK WAS ARBITRARILY DETERMINED, AND THEREFORE SHOULD NOT BE USED AS AN INDICATOR OF THE FUTURE MARKET PRICE OF THE SECURITIES. THEREFORE, THE OFFERING PRICE BEARS NO RELATIONSHIP TO OUR ACTUAL VALUE, AND MAY MAKE OUR SHARES DIFFICULT TO SELL.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.001 per share for the shares of common stock was arbitrarily determined. The facts considered in determining the offering price were our financial condition and prospects, our limited operating history and the general condition of the securities market. The offering price bears no relationship to the book value; assets or earnings of our Company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 100,000,000 shares of capital stock consisting of 90,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes.

OUR COMMON STOCK IS CONSIDERED PENNY STOCKS, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

THERE IS NO ASSURANCE OF A PUBLIC MARKET OR THAT OUR COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTCBB, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADELT DESIGN, INC.

Date: October 15, 2013	By:	/s/ Larry Adelt
Larry Adelt
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)