Form 10-Q
period 2013-11-30
Adelt Design, Inc.
filed 2014-01-14
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of January 13, 2014.

ADELT DESIGN, INC.

FORM 10-Q
Quarterly Period Ended November 30, 2013

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of November 30, 2013 (Unaudited) and May 31, 2013	4
	Condensed Statements of Operations for the Three and Six Months ended November 30, 2013 (Unaudited) and 2012 and the period from March 31, 2011 (inception) to November 30, 2013 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from March 31, 2011 (inception) to November 30, 2013 (Unaudited)	6
	Condensed Statements of Cash Flows for the Six Months ended November 30, 2013 and 2012 (Unaudited) and the period from March 31, 2011 (inception) to November 30, 2013 (Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

SIGNATURES		24

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	November 30,	May 31,
	2013	2013
ASSETS
Current assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	$4	$14
Accrued expense	2,500	2,500
Due to related parties	100	100
Accrued Interest	163	11
Convertible notes payable	3,240	-
Notes payable	5,210	211
Total current liabilities	11,217	2,836

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of November 30, 2013 and May 31, 2013, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 issued and outstanding as of November 30, 2013 and May 31, 2013, respectively	18,000	18,000
Additional paid in capital	26	-
Retained earnings (deficit) accumulated during the development stage	(29,243)	(20,836)
Total (deficiency in) stockholders' equity	(11,217)	(2,836)

Total liabilities and (deficiency in) stockholders' equity	$-	$-

See accompanying notes to these financial statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					March 31,
	For the	For the	For the	For the	2011
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
General and administrative	45	45	90	90	2,995
Professional Fees	3,200	-	8,139	-	26,059

Total operating expenses	3,245	45	8,229	90	29,054

Net Operating Income (Loss)	(3,245)	(45)	(8,229)	(90)	(29,054)

Other income (expense):
Interest expense	(130)	(2)	(178)	(4)	(189)
Total other income (expense)	(130)	(2)	(178)	(4)	(189)

Income (Loss) before provision for income taxes	(3,375)	(47)	(8,407)	(94)	(29,243)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(3,375)	$(47)	$(8,407)	$(94)	$(29,243)

Net income (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	18,000,000	18,000,000	18,000,000	18,000,000

See accompanying notes to these financial statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder for cash at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000
Net income (loss) from March 31, 2011 (inception) to May 31, 2011	-	-	-	-	-	(15,530)	(15,530)
Balance, May 31, 2011	-	$-	18,000,000	$18,000	$-	$(15,530)	$2,470
Net income (loss) for the year ended May 31, 2012	-	-	-	-	-	(3,865)	(3,865)
Balance, May 31, 2012	-	$-	18,000,000	$18,000	$-	$(19,395)	$(1,395)
Net income (loss) for the year ended May 31, 2013	-	-	-	-	-	(1,441)	(1,441)
Balance, May 31, 2013	-	$-	18,000,000	$18,000	$-	$(20,836)	$(2,836)
Imputed interest on convertible debt	-	-	-	-	26	-	26
Net income (loss) for the six months ended November 30, 2013	-	-	-	-	-	(8,407)	(8,407)
Balance, November 30, 2013	-	$-	18,000,000	$18,000	$26	$(29,243)	$(11,217)

 See accompanying notes to these financial statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 31,
	For the	For the	2011
	Six Months Ended	Six Months Ended	(inception) to
	November 30,	November 30,	November 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,407)	$(94)	$(29,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	26	-	26
Changes in assets and liabilities:
Accrued expenses	-	-	2,500
Accrued interest	152	4	163

Net cash provided by (used in) operating activities	(8,229)	(90)	(26,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) bank overdrafts	(10)	9	4
Proceeds from related party advances			100
Proceeds from convertible notes payable	3,240	-	3,240
Proceeds from notes payable	4,999	76	5,210
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	8,229	85	26,554

Net Increase (Decrease) in cash and cash equivalents	-	(5)	-
Cash and cash equivalents at beginning of period	-	5	-
Cash and cash equivalents at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at November 30, 2013 and May 31, 2013.

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception on March 31, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock and stock options for services and compensation for the three or six months ended November 30, 2013 and 2012.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit of $29,243, has no revenues, and has bank overdrafts in the amount of $4 as of November 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 4 – Debt

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

As of November 30, 2013 and May 31, 2013 the Company had accrued interest related to these notes in the amount of $163 and $11.

Convertible Notes Payable

On October 1, 2013 the Company received an unsecured convertible loan of $15, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On October 14, 2013 the Company received an unsecured convertible loan of $1,250, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On October 31, 2013 the Company received an unsecured convertible loan of $1,950 non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On November 1, 2013 the Company received an unsecured convertible loan of $25, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

As of November 30, 2013 and May 31, 2013 the balance of the convertible debt was $3,240 and $0.  The Company recorded imputed interest in the amount of $26 and $0 during the six months ended November 30, 2013 and 2012 at a rate of 8% on the outstanding convertible notes.

Discount on Convertible Notes

The Company calculates any beneficial conversion feature in its convertible notes via the intrinsic value method at the time of issuance.  The notes are convertible at a price of $0.002 per share.  As a result of the notes conversion price being greater than the market price of the stock, a discount to the notes was not recorded.  The Company will value any future convertible debt issuances to determine if any discounts result from beneficial conversion features, but this is unlikely until the Company makes another sale of stock or the market price increases.

Note 5 – Stockholder’s Equity

The Company is authorized to issue 90,000,000 shares of $.001 par value common stock.  The Company has 18,000,000 common shares outstanding as of November 30, 2013 and May 31, 2013.  The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock.  The Company has never issued any shares of preferred stock.

On May 31, 2011, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Larry Adelt in exchange for proceeds of $18,000.

Note 6 – Subsequent Events

On December 2, 2013 the Company received an unsecured convertible loan of $25, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Adelt Design, Inc. (“Adelt Design”) is a Nevada corporation that intends to manufacture and market carpet binding art.  Production and marketing has not yet commenced, as such, the Company is considered to be in the development stage.

For the six months ended November 30, 2013, we had a net loss of $8,407 as compared to a net loss of $94 for the six months ended November 30, 2012.  Our accumulated deficit as of November 30, 2013 was $29,243.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended November 30, 2013 and 2012

Revenues

The Company had no revenues during the three month periods ending November 30, 2013 and 2012.

General and administrative expenses

General and administrative expenses were $45 for the three months ended November 30, 2013 and 2012. These expenses consist of bank service charges.

Professional fees

Professional fees were $3,200 for the three months ended November 30, 2013 compared to $0 for the three months ended November 30, 2012, an increase of $3,200.  The increase in professional fees for the three months ended November 30, 2013 compared to November 30, 2012 was due primarily to increased accounting and auditor fees related to being a publicly company.

Interest expense

Interest expense for the three months ended November 30, 2013 was $130 compared to $2 for the three months ended November 30, 2012, an increase of $128.

Net loss

For the reasons above, our net loss for the three months ended November 30, 2013 was $3,375 compared to $47 for the three months ended November 30, 2012, an increase of $3,328.

Results of Operations for the Six Months Ended November 30, 2013 and 2012

Revenues

The Company had no revenues during the six month periods ending November 30, 2013 and 2012.

General and administrative expenses

General and administrative expenses were $90 for the six months ended November 30, 2013 and 2012. These expenses consist of bank service charges.

Professional fees

Professional fees were $8,139 for the six months ended November 30, 2013 compared to $0 for the six months ended November 30, 2012, an increase of $8,139.  The increase in professional fees for the six months ended November 30, 2013 compared to November 30, 2012 was due primarily to increased accounting and auditor fees related to being a publicly company.

Interest expense

Interest expense for the six months ended November 30, 2013 was $178 compared to $4 for the six months ended November 30, 2012, an increase of $174.

Net loss

For the reasons above, our net loss for the six months ended November 30, 2013 was $8,407 compared to $94 for the six months ended November 30, 2012, an increase of $8,313.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2013 compared to May 31, 2013.

	November 30, 2013	May 31, 2013

Current Assets	$0	$0

Current Liabilities	$11,217	$2,836

Working Capital (Deficit)	$(11,217)	$(2,836)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of November 30, 2013, we had a working capital deficit of $11,217.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.   During six months ended November 30, 2013, we received a total of $4,999 in unsecured loans due on demand, bearing interest at 8%, from a third party lender.  During this same period we also received unsecured convertible loans in the amount of $3,240, non-interest bearing, due on demand and convertible into Common Stock at a rate of $0.002 per share from  a third party lender.  There is no guarantee that this third party lender will be willing to commit any further loans to the Company at this time.

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

As of November 30, 2013, we had bank overdraft of $4. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $29,243 and a working capital deficit of $11,217 at November 30, 2013, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of November 30, 2013, we had no employees, other than our non-paid CEO, Larry Adelt.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

As filed in our S-1 dated August 15, 2013, our independent auditors noted in their report accompanying our financial statements for the period ended May 31, 2013 that we have not earned a profit. Since March 31, 2011 (inception) through May 31, 2013, we had a net loss of $20,836, and they further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern. At May 31, 2013, we had bank overdrafts of $14 and no cash on hand. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

As of November 30, 2013, we have less than $20,000 in working capital available and will receive no proceeds from the sales of securities in this offering, but costs of this offering are anticipated to total $20,000. Therefore, you should be aware that the risk that the expense of the offering will likely exhaust substantially all of your assets and, without additional sources of financing, you will have no funds with which to continue as a going concern.  As a result, an investment in our securities represents significant risk and you may lose all or part of your entire investment.

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

Presently, we have no revenues and are considered to be in the development stage. We have operating losses from inception on March 31, 2011, through November 30, 2013 of $29,243. We expect to incur further losses for the foreseeable future due to additional costs and expenses related to:

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

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Adelt Design, Inc. will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain its brand in response to competitive pressures, management plans to gradually increase the Company’s marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. As of November 30, 2013 the Company has working capital deficiency of $11,217. The Company’s working capital deficiency of $11,217 is insufficient to achieve the Company’s goal of building brand awareness of its product.

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

ADELT DESIGN, INC.

Date: January 14, 2014	By:	/s/ Larry Adelt
Larry Adelt
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)