Form 10-Q
period 2014-02-28
Adelt Design, Inc.
filed 2014-04-14
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of April 14, 2014.

ADELT DESIGN, INC.

FORM 10-Q
Quarterly Period Ended February 28, 2014

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Balance Sheets as of February 28, 2014 (Unaudited) and May 31, 2013	4
	Statements of Operations for the Three and Nine Months ended February 28, 2014 (Unaudited) and 2013 and the period from March 31, 2011 (inception) to February 28, 2014 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from March 31, 2011 (inception) to May 31, 2013 (Audited) and for the nine months ended February 28, 2014 (Unaudited)	6
	Statements of Cash Flows for the Nine Months ended February 28, 2014 and 2013 (Unaudited) and the period from March 31, 2011 (inception) to February 28, 2014 (Unaudited)	7
	Notes to the Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

SIGNATURES		26

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	February 28,	May 31,
	2014	2013
ASSETS
Current assets
Cash	$1	$-
Prepaid expense	-	-
Total current assets	1	-
Total Assets	$1	$-

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY	.
Current liabilities
Bank overdrafts	$-	$14
Accrued expense	2,500	2,500
Due to related parties	100	100
Accrued interest	266	11
Convertible notes payable - related party	6,475	-
Notes payable - related party	5,210	211
Total current liabilities	14,551	2,836

Commitment and Contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of February 28, 2014 and May 31, 2013, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 issued and outstanding as of February 28, 2014 and May 31, 2013, respectively	18,000	18,000
Additional paid in capital	115	-
Retained earnings (deficit) accumulated during the development stage	(32,665)	(20,836)
Total (deficiency in) stockholders' equity	(14,550)	(2,836)

Total liabilities and (deficiency in) stockholders' equity	$1	$-

See accompanying notes to these financial statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	March 31, 2011 (inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
General and administrative	30	45	120	135	3,025
Professional Fees	3,200	-	11,339	-	29,259

Total operating expenses	3,230	45	11,459	135	32,284

Net operating income (loss)	(3,230)	(45)	(11,459)	(135)	(32,284)

Other income (expense):
Interest expense	(192)	(3)	(370)	(7)	(381)
Total other income (expense)	(192)	(3)	(370)	(7)	(381)

Income (Loss) before provision for income taxes	(3,422)	(48)	(11,829)	(142)	(32,665)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(3,422)	$(48)	$(11,829)	$(142)	$(32,665)

Net income (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	18,000,000	18,000,000	18,000,000	18,000,000

See accompanying notes to these financial statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

					Additional	(Deficit) Accumulated During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder for cash at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000
Net income (loss) from March 31, 2011 (inception) to May 31, 2011	-	-	-	-	-	(15,530)	(15,530)
Balance, May 31, 2011	-	$-	18,000,000	$18,000	$-	$(15,530)	$2,470
Net income (loss) for the year ended May 31, 2012	-	-	-	-	-	(3,865)	(3,865)
Balance, May 31, 2012	-	$-	18,000,000	$18,000	$-	$(19,395)	$(1,395)
Net income (loss) for the year ended May 31, 2013	-	-	-	-	-	(1,441)	(1,441)
Balance, May 31, 2013	-	$-	18,000,000	$18,000	$-	$(20,836)	$(2,836)
Imputed interest on conververtible debt	-	-	-	-	115	-	115
Net income (loss) for the nine months ended February 28, 2014	-	-	-	-	-	(11,829)	(11,829)
Balance, February 28, 2014	-	$-	18,000,000	$18,000	$115	$(32,665)	$(14,550)

 See accompanying notes to these financial statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			March 31,
	For the	For the	2011
	Nine Months Ended	Nine Months Ended	(inception) to
	February 28,	February 28,	February 28,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,829)	$(142)	$(32,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	115	-	115
Changes in assets and liabilities:
Accrued expenses	-	-	2,500
Accrued interest	255	7	266

Net cash provided by (used in) operating activities	(11,459)	(135)	(29,784)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) bank overdrafts	(14)	4	-
Proceeds from related party advances			100
Proceeds from convertible notes payable - related party	6,475	-	6,475
Proceeds from notes payable - related party	4,999	126	5,210
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	11,460	130	29,785

Net Increase (Decrease) in cash and cash equivalents	1	(5)	1
Cash and cash equivalents at beginning of period	-	5	-
Cash and cash equivalents at end of period	$1	$-	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to these financial statements.

ADELT DESIGN, INC.
(A Development Stage Company)
Notes to Financial Statements
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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at February 28, 2014 and May 31, 2013.

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
Notes to Financial Statements
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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception on March 31, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock and stock options for services and compensation for the three or nine months ended February 28, 2014 and 2013.

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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
Notes to Financial Statements
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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit of $32,665, has no revenues, and has cash in the amount of $1 as of February 28, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

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
Notes to Financial Statements
(Unaudited)

BK Consulting

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

As of February 28, 2014 and May 31, 2013 the Company had accrued interest related to these notes in the amount of $266 and $11.

Convertible Notes Payable

On October 1, 2013 the Company received an unsecured convertible note payable in the amount of $15, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On October 14, 2013 the Company received an unsecured convertible note payable in the amount of $1,250, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On October 31, 2013 the Company received an unsecured convertible note payable in the amount of $1,950 non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On November 1, 2013 the Company received an unsecured convertible note payable in the amount of of $25, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On December 2, 2013 the Company received an unsecured convertible note payable in the amount of $5, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On January 3, 2014 the Company received an unsecured convertible note payable in the amount of $15, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On January 7, 2014 the Company received an unsecured convertible note payable in the amount of $1,250, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

 ADELT DESIGN, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

On February 3, 2014 the Company received an unsecured convertible note payable in the amount of $1,950, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On February 3, 2014 the Company received an unsecured convertible note payable in the amount of $15, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

As of February 28, 2014 and May 31, 2013 the balance of the convertible debt was $6,475 and $0.  The Company recorded imputed interest in the amount of $115 and $0 during the nine months ended February 28, 2014 and 2013 at a rate of 8% on the outstanding convertible notes.

Note 4 – Debt

Notes Payable - Related Party

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

As of February 28, 2014 and May 31, 2013 the Company had accrued interest related to these notes in the amount of $266 and $11.

ADELT DESIGN, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Convertible Notes Payable - Related Party

On October 1, 2013 the Company received an unsecured convertible note payable in the amount of $15, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On October 14, 2013 the Company received an unsecured convertible note payable in the amount of $1,250, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On October 31, 2013 the Company received an unsecured convertible note payable in the amount of $1,950 non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On November 1, 2013 the Company received an unsecured convertible note payable in the amount of $25, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On December 2, 2013 the Company received an unsecured convertible note payable in the amount of $5, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On January 3, 2014 the Company received an unsecured convertible note payable in the amount of $15, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On January 7, 2014 the Company received an unsecured convertible note payable in the amount of $1,250, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On February 3, 2014 the Company received an unsecured convertible note payable in the amount of $1,950, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On February 3, 2014 the Company received an unsecured convertible note payable in the amount of $15, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

As of February 28, 2014 and May 31, 2013 the balance of the convertible debt was $6,475 and $0.  The Company recorded imputed interest in the amount of $115 and $0 during the nine months ended February 28, 2014 and 2013 at a rate of 8% on the outstanding convertible notes.

Discount on Convertible Notes - Related Party

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

Note 5 – Stockholder’s Equity

The Company is authorized to issue 90,000,000 shares of $0.001 par value common stock.  The Company has 18,000,000 common shares outstanding as of February 28, 2014 and May 31, 2013.  The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock.  The Company has never issued any shares of preferred stock.

On May 31, 2011, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Larry Adelt in exchange for proceeds of $18,000.

Note 6 – Subsequent Events

We evaluated subsequent events after the balance sheet date through the date the financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Adelt Design, Inc. (“Adelt Design”) is a Nevada corporation that intends to manufacture and market carpet binding art.  Production and marketing has not yet commenced, as such, the Company is considered to be in the development stage.

For the nine months ended February 28, 2014, we had a net loss of $11,829 as compared to a net loss of $142 for the nine months ended February 28, 2013.  Our accumulated deficit as of February 28, 2014 was $32,665.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended February 28, 2014 and 2013

Revenues

The Company had no revenues during the three month periods ending February 28, 2014 and 2013.

General and administrative expenses

General and administrative expenses were $30 for the three months ended February 28, 2014 compared to $45 for the three months ended February 28, 2013, a decrease of $15. These expenses consist of bank service charges.

Professional fees

Professional fees were $3,200 for the three months ended February 28, 2014 compared to $0 for the three months ended February 28, 2013, an increase of $3,200.  The increase in professional fees for the three months ended February 28, 2014 compared to February 28, 2013 was due primarily to increased accounting and auditor fees related to being a publicly company.

Interest expense

Interest expense for the three months ended February 28, 2014 was $192 compared to $3 for the three months ended February 28, 2013, an increase of $189.  Of the $192 of interest expense as of February 28, 2014, $89 related to imputed interest on convertible debt and $103 related to interest on notes payable.

Net loss

For the reasons above, our net loss for the three months ended February 28, 2014 was $3,422 compared to $48 for the three months ended February 28, 2013, an increase of $3,374.

Results of Operations for the Nine Months Ended February 28, 2014 and 2013

Revenues

The Company had no revenues during the nine month periods ending February 28, 2014 and 2013.

General and administrative expenses

General and administrative expenses were $120 for the nine months ended February 28, 2014 compared to $135 for the nine months ended February 28, 2013, a decrease of $15. These expenses consist of bank service charges.

Professional fees

Professional fees were $11,339 for the nine months ended February 28, 2014 compared to $0 for the nine months ended February 28, 2013, an increase of $11,339.  The increase in professional fees for the nine months ended February 28, 2014 compared to February 28, 2013 was due primarily to increased accounting and auditor fees related to being a publicly company.

Interest expense

Interest expense for the nine months ended February 28, 2014 was $370 compared to $7 for the nine months ended February 28, 2013, an increase of $363.  Of the $370 of interest expense as of February 28, 2014, $115 related to imputed interest on convertible debt and $255 related to interest on notes payable.

Net loss

For the reasons above, our net loss for the nine months ended February 28, 2013 was $11,829 compared to $142 for the nine months ended February 28, 2013, an increase of $11,687.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 28, 2014 compared to May 31, 2013.

	February 28, 2014	May 31, 2013

Current Assets	$1	$0

Current Liabilities	$14,551	$2,836

Working Capital (Deficit)	$(14,550)	$(2,836)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of February 28, 2014, we had a working capital deficit of $14,550.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.   During nine months ended February 28, 2014, we received a total of $4,999 in unsecured loans due on demand, bearing interest at 8%, from a third party lender.  During this same period we also received unsecured convertible loans in the amount of $6,475, non-interest bearing, due on demand and convertible into Common Stock at a rate of $0.002 per share from  a third party lender.  There is no guarantee that this third party lender will be willing to commit any further loans to the Company at this time.

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

As of February 28, 2014, we cash in the amount of of $1. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $32,665 and a working capital deficit of $14,550 at February 28, 2014, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of February 28, 2014, we had no employees, other than our non-paid CEO, Larry Adelt.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Recently Issued Accounting Standards

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

WE HAVE LESS THAN $20,000 IN WORKING CAPITAL AVAILABLE AND HAVE RECEIVED NO PROCEEDS FROM THE SALES OF SECURITIES.  AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

As of February 28, 2014, we have less than $20,000 in working capital available and have received no proceeds from the sales of securities. Therefore, an investment in our securities represents significant risk and you may lose all or part of your entire investment.

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

Presently, we have no revenues and are considered to be in the development stage. We have operating losses from inception on March 31, 2011, through February 28, 2014 of $32,665. We expect to incur further losses for the foreseeable future due to additional costs and expenses related to:

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

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Adelt Design, Inc. will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain its brand in response to competitive pressures, management plans to gradually increase the Company’s marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. As of February 28, 2014 the Company has working capital deficiency of $14,550. The Company’s working capital deficiency of $14,550 is insufficient to achieve the Company’s goal of building brand awareness of its product.

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

ADELT DESIGN, INC.

Date: April 14, 2014	By:	/s/ Larry Adelt
Larry Adelt
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)