Form 10-K
period 2014-05-31
Adelt Design, Inc.
filed 2014-08-29
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 333-174705

ADELT DESIGN INC.
(Exact name of registrant as specified in its charter)

Nevada	45-1352286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3217 South Orchard Street, Salt Lake City, Utah 84106
(Address of principal executive offices)

(801) 467-3530
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☐  Yes   ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 18,000,000 shares of common stock par value $0.001 as of August 29, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	Our current level of working capital;
●	Increased competitive pressures from existing competitors and new entrants;
●	Our ability to market our services to new subscribers;
●	Inability to locate additional revenue sources and integrate new revenue sources into our organization;
●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	Changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
●	Consumer acceptance of price plans and bundled offering of our services;
●	Loss of customers or sales weakness;
●	Technological innovations;
●	Inability to efficiently manage our operations;
●	Inability to achieve future sales levels or other operating results;
●	Inability of management to effectively implement our strategies and business plan
●	Key management or other unanticipated personnel changes;
●	The unavailability of funds for capital expenditures; and
●	The other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

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

PART I

Item 1.    Description of Business

General Overview

We were incorporated in the State of Nevada on March 31, 2011 under the name of Adelt Design, Inc.

Adelt Design, Inc. will market the sale of customized carpet binding art. The carpet binding art can be customized for a purchaser’s personal use as well as corporate use. Since its inception, on March 31, 2011, Adelt Design, Inc. has incurred losses of $48,759 to May 31, 2014.

Fashioning carpet into custom carpet binding art based on photographs is a specialty of Adelt Design, Inc.  As a commercial artist, Mr. Adelt has refined this medium. Unlike portraits and other subjects done simply with inlays, Mr. Adelt’s carpet binding art begins with a detailed sketch of a photo of the carpet binding art subject.  The sketch shows every cut that will have to be made in the carpet, such as the eyes, nose, mouth, and other features.  Following the sketch, Mr. Adelt hand carves and crafts all the features through repeated carving and applications of various dyes (the same acid based dyes used by the mills), until the desired tones and shading are obtained.  Typical artists use clay or canvas as their media, while Mr. Adelt uses fine white wool or other blended carpet as the starting point.

Adelt Design, Inc. can produce carpet binding art as small or as large as ordered. Any requested design can be fashioned into carpet binding art once commissioned.

Mr. Adelt has been making carpet binding art since 1985, and has been gifting his products to numerous individuals in the Salt Lake City, Utah area since then.  Due to the reaction he has received to his carpet binding art over the years, the Company believes that it can generate significant sales of its product.

Adelt Design, Inc. has not commenced its major operations of having its carpet binding art marketed, and the Company has not distributed the product to anyone for sale. The Company will market its carpet binding art in the Salt Lake City, Utah area.  The Company will not start production of its carpet binding art until the Company has sold the product to a client.  Adelt Design, Inc. is considered a development stage company because it has not commenced its major operations. In addition, the Company has not achieved any revenue in connection with its business to date. As a result, we are a startup company, which means that the Company has no operating history or revenue, and are at a competitive disadvantage.

We expect to continue to incur losses for at least the next 12 months. We do not expect to generate revenue that is sufficient to cover our expenses, and we do not have sufficient cash and cash equivalents to execute our plan of operations for at least the next twelve months. We will need to obtain additional financing, in the amount of $75,000 through debt instruments such as bank loans, or private financing, to conduct our day-to-day operations, and to fully execute our business plan. We plan to raise the capital necessary to fund our business through the sale of equity securities.

Organization within the Last Five Years

Adelt was founded in the State of Nevada on March 31, 2011. The Company will market the sale of customized carpet binding art. The carpet binding art can be customized for a purchaser’s personal use as well as corporate use.

At this time, the Company has not commenced its major operations of having its carpet binding art marketed, and the Company has not distributed the product to anyone for sale. The Company will market its carpet binding art in the Salt Lake City, Utah area.  The Company will not start production of its carpet binding art until the Company has sold the product to a client.  Adelt Design, Inc. is considered a development stage company because it has not commenced its major operations. In addition, the Company has not achieved any revenue in connection with its business to date. As a result, we are a startup company, which means that the Company has no operating history or revenue, and are at a competitive disadvantage.

Business Facilities

The Company uses a corporate office located at: 3217 South Orchard Street, Salt Lake City, Utah 84106. This facility is being provided to the Company free of charge. There are currently no proposed programs for renovation, improvement or development of the facility currently in use.

Internet Address

Our internet address is www.adeltdesign.com.  As of May 31, 2014 our website was still under construction and is not functional.

Unique Features of the Company

Adelt Design, Inc. will market the sale of customized carpet binding art.  Adelt Design’s carpet binding art can be customized for a purchaser’s personal use or for corporate use. Unlike portraits and other subjects done simply with inlays, Adelt Design, Inc.’s carpet binding art begins with a detailed sketch of a photo of the carpet binding art subject.  The sketch shows every cut that will have to be made in the carpet, such as the eyes, nose, mouth, and other features.  Following the sketch, Mr. Adelt hand carves and crafts all the features through repeated carving and applications of various dyes (the same acid based dyes used by the mills), until the desired tones and shading are obtained.

Overall Strategic Direction

The Company plans to establish its reputation in carpet binding art industry, thereby attracting new clients and building out its network of operations.

The Company aims to form long term working relationships with professional business retail art dealers in the Salt Lake City, Utah area.

Description of Products

Larry A. Adelt, CEO and Director of Adelt Design, Inc, came up with the idea over the last year of what he believes will be a successful carpet binding art product. Fashioning carpet into custom carpet binding art requires various dyes (the same acid based dyes used by the mills) until the desired tones and shading are obtained.  Additionally, Mr. Adelt uses fine white wool or other blended carpet to fashion his carpet binding art. It also requires tools to cut whatever feature is necessary to make the necessary cuts into the carpet.   All the required items listed above to manufacture the Company’s carpet binding art can be obtain from wholesale suppliers throughout the United States.

Product Development:

In March of 2011, Mr. Adelt began working with Adelt Design, Inc., located at 3217 South Orchard Street, Salt Lake City, Utah 84106.

The Company has not patented the specifications for its carpet binding art.

Manufacturing:

Adelt Design, Inc. has not manufactured any carpet binding art as yet.  Adelt Design, Inc. will manufacture its carpet binding art once an order is place by a customer and/or an order is placed with professional business retail art dealers in the Salt lake City, Utah area.

Packaging:

No packaging is applicable in carpet binding art.

Initial Sales Strategy:

We have established a two-prong sales approach; our approach utilizes direct sales through Mr. Adelt. Our direct sales will be conducted by Mr. Adelt. He will market the product locally in the Salt Lake City, Utah area. The Company’s current marketing strategy consists of various Point of Sale materials to include material to include advertising posters, flyers and magnetic strips with the Company name and its product developed by Mr. Adelt in the past several months. We also intend to derive sales from our internet website which is currently under development at:  http://www.adeltdesign.com.  We need further funding to complete the Company’s internet website. In addition, sales will be done by word of mouth, referrals, and online marketing.

Subsequent Sales Strategy:

Adelt Design, Inc. will commence the marketing of the carpet binding art for sale to the general public.  The Company is presently developing its marketing program for the sale of its carpet binding art to the general public.  The Company is not offering the product to anyone at this time.  Adelt Design, Inc. is considered a development stage company because it has not commenced its major operations. In addition, the Company has not achieved any revenue in connection with its business to date. As a result, we are a startup company, which means that the Company has no operating history or revenue, and therefore is at a competitive disadvantage.

We have no operating history and expect to incur losses for the foreseeable future. Should we continue to incur losses for a significant amount of time, the value of your investment in the common shares could be affected downward, and you could even lose your entire investment.

We have not yet received any revenues from our development stage operations, nor have we otherwise engaged in any business operations.  Adelt Design, Inc. is a development stage company and in the absence of revenues and operations the Independent Auditor’s Report dated August 29, 2014, cites a going concern issue. The going concern statement opinion issued by the independent auditors is the result of a lack of operations and working capital.

The Company will need to raise capital which is a concern to the independent auditors because there is insufficient cash for operations for the next twelve months.   The Company will have to seek other sources of capital

We established the minimum amount of $75,000 that the Company will need to raise through debt instruments such as bank loans, or private financing so operations can start in order to generate some type of revenue. Presently, no other sources of financing has been identified and it is unknown if any other sources will be identified. There is no assurance that the Company will be able to obtain any bank loans or private financing. Additionally, Adelt Design, Inc. has no business plan to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

Competition:

Adelt Design, Inc. is not aware of any companies and/or individuals who produce customized carpet binding art.   As a result, the Company believes that this product falls within the purview of a collectible item.  As such, collectible items are subject to the vagaries of the collectible items market which range from multiple items that are purchased by collectors and/or sought after in the market. Adelt Design’s carpet binding art can be customized for a purchaser’s personal use or for corporate use. Unlike portraits and other subjects done simply with inlays, Adelt Design, Inc.’s carpet binding art begins with a detailed sketch of a photo of the carpet binding art subject.  The sketch shows every cut that will have to be made in the carpet, such as the eyes, nose, mouth, and other features.  Following the sketch, Mr. Adelt hand carves and crafts all the features through repeated carving and applications of various dyes (the same acid based dyes used by the mills), until the desired tones and shading are obtained.

Current Business Focus

The Company’s business focus is to market carpet binding art to customers in the Salt Lake City, Utah area along with, at a reasonable price, to the largest percentage of the target market population as possible.  The Company believes that the ability to deliver a quality product that no other companies and/or individuals produces is the main factor in generating a customer base and fostering repeat customers.

Advantages of Competitors over the Company

Adelt Design, Inc. is not aware of any companies and/or individuals who produce customized carpet binding art in any manner similar to us. Consequently, the Company believes that Competitors have no distinct advantage over the Company in the collectible items market.

Customer Base:

Presently the Company does not have an established regular customer base.

Our Competitive Advantages

Experienced Management:

The Company believes that it has experienced management. Our sole Director and executive officer Mr. Adelt has over 30 years of experience in the management and business operations. The Company believes that the knowledge, relationships, reputation and successful track record of its management will help it to build and maintain its client base.

Performance:

The Company believes that its ability to provide quality carpet binding art will be one of its key advantages. Through a quality product, the Company will develop a customer base, a repeat customer base and reputation.

Niche Industry:

Adelt Design, Inc.’s product sets it apart from any other companies in the art industry as no companies and/or individuals produce for sale to the public, that Adelt Design, Inc. is aware, on the internet or otherwise, carpet binding art.  There are artists and studios who paint on paper, canvas, wood, etc.  None, however, hand carve, hand paint and dye on carpet to create carpet binding art like Adelt Design, Inc. does.

Research and Development

The Company is not currently conducting any research and development activities. However if research and development is required in the future, we intend to rely on third party service providers.

Employees

Mr. Adelt is the sole Director, Chief Executive Officer, President, and Principal Executive Officer and Principal Financial Officer of Adelt Desing Inc. At this time, we only have one employee, Mr. Adlet.

The Company plans to employ individuals on an as needed basis. The Company anticipates that it will need to hire additional employees as the business grows. In addition, the Company may expand the size of our Board of Directors in the future.

Larry A. Adelt does not receive a salary or benefits in any form.  Presently the Company does not have any plans to begin paying salaries, cash or otherwise, or offering any form of benefits to our Board of Directors, Officer and employees.

Larry A. Adelt currently devotes approximately 10 hours per week to the affairs of the Company. Once the Company raises $75,000 in capital through debt instruments such as bank loans, or private financing, Mr. Adelt will devote 40 hours per week to the Company or more, and draw a salary of $2,000 per month.

Additional Products

The Company does not intend to market any other products.

Item 1A. Risk Factors.

Risks Related to Our Business

THE COMPANY HAS A LIMITED DEVELOPMENT STAGE OPERATING HISTORY UPON WHICH TO BASE AN EVALUATION OF ITS BUSINESS AND PROSPECTS. WE MAY NOT BE SUCCESSFUL IN OUR EFFORTS TO GROW OUR BUSINESS AND TO EARN INCREASED REVENUES. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

We have a limited history of development stage operations and we may not be successful in our efforts to grow our business and to earn revenues. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly startups in the snowboard carrying bag industry. As a result, management may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause net losses in a given period to be greater than expected. An investment in our securities represents significant risk and you may lose all or part of your entire investment.

WE HAVE A HISTORY OF LOSSES. FUTURE LOSSES AND NEGATIVE CASH FLOW MAY LIMIT OR DELAY OUR ABILITY TO BECOME PROFITABLE. IT IS POSSIBLE THAT WE MAY NEVER ACHIEVE PROFITABILITY. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

We have yet to establish profitable production stage operations or a history of profitable production stage operations. We anticipate that we will continue to incur some development stage operating losses for an indefinite period of time due to the significant costs associated with the development of our business.

Since incorporation, we have expended financial resources on the development of our business. As a result, losses have been incurred since incorporation. Management expects to experience development stage operating losses and negative cash flow for the foreseeable future. Management anticipates that losses will continue to increase from current levels because the Company expects to incur additional costs and expenses related to: marketing and promotional activities; the possible addition of new personnel.

The Company’s ability to become profitable depends on its ability to generate and sustain sales while maintaining reasonable expense levels. If the Company does achieve profitability, it cannot be certain that it would be able to sustain or increase profitability on a quarterly or annual basis in the future. An investment in our securities represents significant risk and you may lose all or part of your entire investment.

Adelt is currently seeking additional financing in order to complete our business plan and operating strategy.

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

Additionally, it is estimated the additional costs and expenses associated with public Company reporting requirements will be approximately $15,000 on an annual basis.

It is anticipated that we may need to obtain a loan from Larry A. Adelt to cover these additional costs and expenses.  In the event that we are unable to secure such a loan from Mr. Adelt, or some other source(s), which is unknown at this time, the Company will not be able to continue any and all further operations and its business will fail.

OUR DEVELOPMENT STAGE OPERATING RESULTS WILL BE VOLATILE AND DIFFICULT TO PREDICT. IF THE COMPANY FAILS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE SIGNIFICANTLY.

Management expects both quarterly and annual development stage operating results to fluctuate in the future. Because our development stage operating results will be volatile and difficult to predict, in some future quarter our development stage operating results may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock may decline.

A number of factors will cause gross margins to fluctuate in future periods. Factors that may harm our business or cause our development stage operating results to fluctuate include the following: the inability to obtain new customers at reasonable cost; the ability of competitors to offer new or enhanced products; price competition; the failure to develop marketing relationships with key business partners; increases in our marketing and advertising costs; increased labor costs that can affect demand for our product; the amount and timing of production stage operating costs and capital expenditures relating to expansion of operations; a change to or changes to government regulations; a general economic slowdown. Any change in one or more of these factors could reduce our ability to earn and grow revenue in future periods.

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

Our independent auditors noted in their report accompanying our financial statements for the period ended May 31, 2014 that we have not earned a profit. Since March 31, 2011 (inception) through May 31, 2014, we had a net loss of $48,759, and they further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern. At May 31, 2014, we had no cash on hand. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

OUR CURRENT BUSINESS DEVELOPMENT STAGE OPERATIONS RELY HEAVILY UPON OUR KEY EMPLOYEE AND FOUNDER, MR. LARRY A. ADELT.

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

OUR FUTURE GROWTH MAY REQUIRE RECRUITMENT OF QUALIFIED EMPLOYEES.

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

OUR DEVELOPMENT STAGE OPERATING RESULTS MAY FLUCTUATE DUE TO FACTORS WHICH ARE NOT WITHIN OUR CONTROL.

Our development stage operating results are expected to fluctuate in the future based on a number of factors, many of which are not in our control. Our development stage operating expenses primarily include marketing and general administrative expenses that are relatively fixed in the short-term. If our revenues are lower than we expect because demand for our one product diminishes, or if we experience an increase in defaults among distributors of our snowboard carrying bags, or for any other reasons, we may not be able to quickly return to acceptable revenue levels.

Because of the unique nature of our business and the fact that there are no comparable past business models to rely on, future factors that may adversely affect our business are difficult to forecast. Any shortfall in our revenues would have a direct impact on our business. In addition, fluctuations in our quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

WE HAVE A SHORT DEVELOPMENT STAGE OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY A START UP COMPANY.

We have a short development stage operating history from inception (March 31, 2011) to May 31, 2014 for investors to evaluate the potential of our business development. We are continuing our attempts to try to market our product and to try to build a customer base for our product. We do not have any customers at this time.

●           Increase awareness of our brand name;
●           Develop an effective business plan;
●           Meet customer standards;
●           Implement advertising and marketing plan;
●           Attain customer loyalty;
●           Maintain current strategic relationships and develop new strategic relationships;
●           Respond effectively to competitive pressure;
●           Continue to develop and upgrade our product; and
●           Attract, retain and motivate qualified personnel.

Our future will depend on our ability to raise additional capital and bring our product to the marketplace, which requires careful planning to provide a product that meets customer standards without incurring unnecessary cost and expense.

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our product will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us in 2014 to conduct planned business research, development of new affiliate and associate offices, and marketing of our existing and future products. Currently, we have no established bank-financing arrangements. Therefore, it is possible that we would need to seek additional financing through subsequent future private offering of our equity securities, or other arrangements with corporate partners unknown of at this time.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities could result in dilution to our stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Adelt Design, Inc. will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain its brand in response to competitive pressures, management plans to gradually increase the Company’s marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. As of May 31, 2014 the Company has working capital deficiency of $30,488. The Company working capital deficiency of $30,488 is insufficient to achieve the Company’s goal of building brand awareness of its product.

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

However, it is estimated that the amount of additional costs and expenses associated with public company reporting requirements will be approximately $15,000.

It is anticipated that we may need to obtain a loan from Larry Adelt or BK Consulting to cover these additional costs and expenses. In the event that we are unable to secure such a loan from Mr. Adelt, BK Consulting, or some other source(s), unknown at this time, we will not be able to continue forward and our business will fail.

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

Risks Related to the Ownership of Our Securities

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

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Mr. Adelt beneficially owns approximately 55.6% of the Company’s capital stock with voting rights. In this case, Mr. Adelt will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of the Company’s certificate of incorporation and approval of significant corporate transactions, and he will have significant control over its management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

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

Item 2.    Properties.

Adelt Design Inc. uses a corporate office located at: 3217 South Orchard Street, Salt Lake City, Utah 84106. This facility is being provided to the Company free of charge. There are currently no proposed programs for renovation, improvement or development of the facility currently in use. Our phone number is (801) 467-3530.

Item 3.    Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

There is no established public trading market for our securities and a regular trading market may not develop or, if developed, may not be sustained. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

(b) Holders of Common Stock

We are authorized to issue 90,000,000 shares of common stock, $0.001 par value per share. Currently we have 18,000,000 shares of common stock issued and outstanding.  As of May 31, 2014 there were approximately twenty five (25) shareholders of the Company’s common stock.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

(c) Dividends

Adelt Design Inc. has never paid dividends on its Common Stock. Adelt Design Inc. intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

As of May 31, 2014, the Company did not have any equity compensation plans.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

Adelt Design, Inc. was founded in the State of Nevada on March 31, 2011.  The Company plans to market the carpet binding art through a combination of direct sales, referrals and networking. To date the Company has not generated any sales. We expect to establish an internet website, where customers may purchase its carpet binding art. As of May 31, 2014 our website was still under construction and is not functional.

To commence active business operations, the Company will need to engage in a number of planning stage and preliminary activities. We will commence activities that include finishing our internet website for our carpet binding art, preparing marketing materials and direct mail. We will undertake and work to finish these activities upon completion of this registration statement.

We have started some of the activities, by developing the art picture and carpet binding and creating the initial marketing material but the marketing completion cannot occur without the raising of additional funds in the amount of $75,000 through debt instruments such as bank loans, or private financing.  The Company does not expect to run out of money, as Mr. Adelt has agreed to fund the Company, through an oral agreement until such time as the Company raises $75,000. Mr. Adelt, however, is under no legal obligation and/or duty to do so.  Additionally, although there is an oral agreement between the Company and Mr. Adelt to fund the Company until such time as the Company raises $75,000, Mr. Adelt has not agreed to fund any specific amount to the Company.   From March 31, 2011 (inception) to date, we have spent a substantial amount of time in developing the Company’s carpet binding art such as, among other things, which dyes to use, which black or colored, which tools to use, and which wools to use.  Additionally, the Company has spent a substantial amount of time developing it marketing material, strategic planning, budgeting, and preliminary work.

We have determined what we believe the price of our product should be along with the relative cost to have the product manufactured, packaged and shipped to customers. The Company has estimated the selling price of our product, which includes manufacturing, packaging, and Company profit, to range from $3,000 to $100,000 based on: (1) the complexity of the carpet binding art; (2) the size of the carpet binding art; (3) the dyes used, and the amounts used, in the carpet binding art; and (4) the amount of black or colored used in the carpet binding art. If these projected prices are incorrect, it could result in an operating loss for us.

While budgetary manufacturing, packaging, shipping and marketing costs have been established for our product, no definitive work has commenced in development of these products and activities; therefore, it is possible that these prices could be incorrect. If, after development, a different price is deemed necessary, it could result in an operating loss for us. We have not devoted much time to raising capital other than the investments from Mr. Adelt. Furthermore, Adelt Design, Inc. has not commenced its major operations of manufacturing, packaging and shipping its art picture and carpet binding to any customer.  Adelt Design, Inc. is considered a development stage company because it has not commenced its major operations. In addition, the Company has not achieved any revenue in connection with its business to date.

Over the next twelve months, Adelt Design, Inc. plans to build out its reputation, carpet binding art, and begin sales to the general public.  Presently, the Company has not sold any art pictures and carpet bindings.

Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. Specifically, management intends to raise additional permanent capital through debt instruments such as bank loans and/or private financing. The goal of this effort is to provide working capital for the next year. Our twelve month operating plan is dependent on raising additional permanent capital through debt instruments such as bank loans, or private financing in the amount of $75,000. Presently, we do not have any existing sources or plans for financing.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next six months, and we will need to obtain additional financing to operate our business for the next six months. Our “burn rate” is approximately $1,250 per month. Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public Company. Since we intend to utilize our sole officer and director, Mr. Adelt, who currently is part time to sell our product, our marketing costs should be minimal. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

If we issue additional equity securities to raise funds, the ownership percentage of our existing security holder would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

If we are successful in our efforts to raise the $75,000 through debt instruments such as bank loans, or private financing, our twelve month operating plan shall be as follows.  Additionally, we would not move into our operating phase until we have established our internet based services, even if successful in efforts to raise the $75,000 of capital:

●           $10,000 towards costs associated with public Company reporting requirements, and $5,000 related to expenses associated with newly applicable corporate governance requirement.

●            The implementation of our direct sales model through Larry Adelt through the commencement of sales will cost at least $75,000. We need to establish and print all of the marketing material. We have allocated $35,000 toward marketing materials which include flyers, brochures, direct marketing DVD’s and mailing costs. The Company intends to allocate these funds as soon as they are available.

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

●           Program administration and working capital expenses until such time as there are sufficient sales to cash-flow operations will cost the Company at least $15,000. This is the necessary working capital to fund operations, and pay Mr. Adelt’s salary, until such time as revenues exceed expenses.

INITIAL SALES STRATEGY

We have established a two-prong sales approach; our approach utilizes direct sales through Mr. Adelt. Our direct sales will be conducted by Mr. Adelt. He will market the product locally in the Salt Lake City, Utah area. The Company’s current marketing strategy consists of various Point of Sale materials to include material to include advertising posters, flyers and magnetic strips with the Company name and its product developed by Mr. Adelt. We also intend to derive sales from our internet website which is currently under development at:  http://www.adeltdesign.com.  We need further funding to complete the Company’s internet website. In addition, sales will be done by word of mouth, referrals, and online marketing.

SUBSEQUENT SALES STRATEGY

The Company is also presently developing a marketing program for the sale of carpet binding art to the general public, through a combination of direct sales, referral and networking. The Company is not offering the product to anyone at this time.

Results of Operations for the Years Ended May 31, 2014 and May 31, 2013

This discussion may contain forward looking-statements that involve risks and uncertainties.  Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Sales
The Company had no revenues during the years ending May 31, 2014 and 2013.

General and Administrative Expenses
General and administrative expenses were $11,503 during the year ended May 31, 2014, compared to $180 during the year ended May 31, 2013, an increase of $11,323.   The increase in general and administrative expenses was due primarily to set up fees and other transfer agent expenses of $11,382.

Professional Fees
Professional fees were $15,789 for the year ended May 31, 2014, compared to $1,250 for the year ended May 31, 2013, an increase of $14,539.  Professional fees consist primarily of consulting, legal, and accounting fees.

Interest Expense
Interest expense for the year ended May 31, 2014 was $631, consisting of $360 from interest on notes payable and $271 of imputed interest on convertible notes compared to interest expense of $11 on notes payable during the year ended May 31, 2013.  Interest expense consists of interest on the company’s notes payable, beneficial conversion feature on convertible notes, and imputed interest on convertible notes.

Net loss
For the reasons above, the Company had a net loss for the year ended May 31, 2014 of $27,923 an increase of $26,482 compared to a net loss of $1,441 during the year ended May 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. In the event the Company is unable to achieve profitable operations in the near term, it may require additional equity and/or debt financing, or reduce expenses, including officer’s compensation, to reduce such losses. There is no assurance that we will be able to obtain such financing if needed and the failure to do so could negatively impact the viability of our company to continue with this business and the business may fail.

The following table summarizes total assets, accumulated deficit, stockholder’s equity and working capital at May 31, 2014.

May 31, 2014
Total Assets	$-

Accumulated (Deficit)	$(48,759)

Stockholders’ Equity (Deficit)	$(30,488)

Net Working Capital (Deficit)	$(30,488)

Since our inception on March 31, 2011, we have generated a net loss of $48,759.  Our cash and cash equivalent balances were $0 at May 31, 2014 and May 31, 2013 respectively. On May 31, 2014, we had an accumulated deficit of $48,759 and total current liabilities were $30,488.

During the year ended May 31, 2014 the Company used cash from operating activities in the amount of $14,660. This consisted of a net loss of $27,923 offset by non-cash charges for imputed interest on convertible debt of $271 and an increase in the Company’s cash position by $12,992 as a result of changes in the components of assets and liabilities. During the period of March 31, 2011 (date of inception) to May 31, 2014 we used $32,985 of cash for operating activities.

Financing Activities

During the year ended May 31, 2014 the Company generated cash from financing activities in the amount of $14,660.  This primarily consisted of proceeds from the issuance of notes payable, of $4,999, proceeds from issuance of convertible notes in the amount of $9,675, and repayments of bank overdrafts in the amount of $14.  During the period of March 31, 2011 (date of inception) to May 31, 2014 we generated cash from financing activities in the amount of $32,985.

Since inception, we have received an advance of $100 from related parties, Mr. Larry Adelt, CEO. The advance was non-interest bearing and due on demand.  On May 31, 2011, the Company issued 18,000,000 founder’s shares.

Since inception, we have received proceeds of $5,210, from related parties, BK Consulting in exchange for unsecured promissory notes carrying 8% interest, due on demand.  We have also received proceeds of $9,675 from BK Consulting in exchange for convertible promissory notes since inception.  The convertible notes payable bear no interest and are convertible into shares of the Company’s common stock at a rate of $0.002.

Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings.

Additional Disclosure of Outstanding Share Data

We have 10,000,000 shares of preferred stock authorized, and 90,000,000 shares of common stock authorized.

As of May 31, 2014, we had no shares of preferred stock and 18,000,000 shares of common stock issued and outstanding.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of May 31, 2014, we had cash and cash equivalents of $0. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $48,759 and a working capital deficit of $30,488 at May 31, 2014, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Expected Purchase or Sale of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time.

Inflation

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on the continuing operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Revenue Recognition

Sales are recorded when products are shipped to customers and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales for which payment has been received, but shipment to our customers has not occurred.

Recently Issued Accounting Pronouncements

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

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

●           Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
●           Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

Plan of Operation

Our continued existence is dependent upon our ability to obtain additional financing. Our capital requirements for the next twelve months will continue to be significant.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next twelve months. In addition, we do not have sufficient cash and cash equivalents to execute our operations and will need to obtain additional financing to operate our business for the next twelve months. Adelt Design Inc. will continue to develop its marketing program for its carpet binding art. The Company will need additional capital of $75,000 for marketing and sales and working capital associated with Adelt Design over the next year. The Company intends to create a client base within this twelve month time frame. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

If we issue additional equity securities to raise funds, the ownership percentage of our existing security holder would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Our independent auditors have added an explanatory paragraph to their report of our financial statements for the period ended May 31, 2014, stating that our net loss from inception $48,759, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and their explanatory notes included as part of this prospectus do not include any adjustments that might result from the outcome of this uncertainty. If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to cease our business.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Adelt Design, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Adelt Design, Inc. (A Development Stage Company) as of May 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the period from inception on March 31, 2011 through May 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adelt Design Inc. (A Development Stage Company) as of May 31, 2014 and 2013, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $48,759 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

August 29, 2014

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31,	May 31,
	2014	2013
ASSETS
Current assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY	.
Current liabilities
Bank overdrafts	$-	$14
Accounts payable	11,382	-
Accrued expense	3,750	2,500
Due to related parties	100	100
Accrued Interest, related party	371	11
Convertible notes payable, related party	9,675	-
Notes payable, related party	5,210	211
Total current liabilities	30,488	2,836

Commitment and Contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of May 31, 2014 and 2013, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 issued and outstanding as of May 31, 2014 and 2013, respectively	18,000	18,000
Additional paid in capital	271	-
Retained earnings (deficit) accumulated during the development stage	(48,759)	(20,836)
Total (deficiency in) stockholders' equity	(30,488)	(2,836)

Total liabilities and (deficiency in) stockholders' equity	$-	$-

See notes to financial statements.

ADELT DESIGN, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			March 31,
	For the	For the	2011
	Year Ended	Year Ended	(inception) to
	May 31,	May 31,	May 31,
	2014	2013	2014

Revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative	11,503	180	14,408
Professional Fees	15,789	1,250	33,709

Total operating expenses	27,292	1,430	48,117

Net Operating Income (Loss)	(27,292)	(1,430)	(48,117)

Other income (expense):
Interest expense	(631)	(11)	(642)
Total other income (expense)	(631)	(11)	(642)

Income (Loss) before provision for income taxes	(27,923)	(1,441)	(48,759)

Provision for income taxes	-	-	-

Net income (loss)	$(27,923)	$(1,441)	$(48,759)

Net income (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding -basic and fully diluted	18,000,000	18,000,000

See notes to financial statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From date of inception (March 31, 2011) to May 31, 2014

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder for cash at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000
Net income (loss) from March 31, 2011 (inception) to May 31, 2011	-	-	-	-	-	(15,530)	(15,530)
Balance, May 31, 2011	-	$-	18,000,000	$18,000	$-	$(15,530)	$2,470
Net income (loss) for the year ended May 31, 2012	-	-	-	-	-	(3,865)	(3,865)
Balance, May 31, 2012	-	$-	18,000,000	$18,000	$-	$(19,395)	$(1,395)
Net income (loss) for the year ended May 31, 2013	-	-	-	-	-	(1,441)	(1,441)
Balance, May 31, 2013	-	$-	18,000,000	$18,000	$-	$(20,836)	$(2,836)
Imputed interest on convertible debt	-	-	-	-	271	-	271
Net income (loss) for year ended May 31, 2014	-	-	-	-	-	(27,923)	(27,923)
Balance, May 31, 2014	-	$-	18,000,000	$18,000	$271	$(48,759)	$(30,488)

See notes to financial statements.

ADELT DESIGN, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			March 31,
	For the	For the	2011
	Year Ended	Year Ended	(inception) to
	May 31,	May 31,	May 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(27,923)	$(1,441)	$(48,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	271	-	271
Changes in assets and liabilities:
Accounts payable	11,382	-	11,382
Accrued expenses	1,250	1,250	3,750
Accrued interest	360	11	371

Net cash provided by (used in) operating activities	(14,660)	(180)	(32,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) bank overdrafts	(14)	14	-
Proceeds from related party advances			100
Proceeds from convertible notes payable, related party	9,675	-	9,675
Proceeds from notes payable, related party	4,999	161	5,210
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	14,660	175	32,985

Net Increase (Decrease) in cash and cash equivalents	-	(5)	-
Cash and cash equivalents at beginning of period	-	5	-
Cash and cash equivalents at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

 See notes to financial statements.

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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2014 or May 31, 2013.

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception on March 31, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock and stock options for services and compensation for the period from March 31, 2011 (Inception) through May 31, 2014.

Recently Issued Accounting Pronouncements
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

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

●           Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
●           Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $48,759 as of May 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

As of May 31, 2014 and 2013 the Company had accrued interest related to these notes in the amount of $371 and $11.

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

On April 14, 2014 the Company received an unsecured convertible note payable in the amount of $1,250, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On May 1, 2014 the Company received an unsecured convertible note payable in the amount of $1,950, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

As of May 31, 2014 and 2013 the balance of the convertible debt was $9,675 and $0.  The Company recorded imputed interest in the amount of $271 and $0 during the years  ended May 31, 2014 and 2013 at a rate of 8% on the outstanding convertible notes.

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

As of May 31, 2014 and 2013 the Company had accrued interest related to these notes in the amount of $371 and $11.

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

On April 14, 2014 the Company received an unsecured convertible note payable in the amount of $1,250, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On May 1, 2014 the Company received an unsecured convertible note payable in the amount of $1,950, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

As of and May 31, 2014 and 2013 the balance of the convertible debt was $9,675 and $0.  The Company recorded imputed interest in the amount of $271 and $0 during the years ended May 31, 2014 and 2013 at a rate of 8% on the outstanding convertible notes.

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

Note 5 – Stockholders' Equity

The Company is authorized to issue 90,000,000 shares of $0.001 par value common stock.  The Company has 18,000,000 common shares outstanding as of May 31, 2014 and 2013.  The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock.  The Company has never issued any shares of preferred stock.

On May 31, 2011, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Larry Adelt in exchange for proceeds of $18,000.

Note 6 – Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
Carrying
	Value	Balance
	May 31, 2014	May 31, 2014	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-	$-

			Fair Value Measurements at
	Carrying
	Value	Balance
	May 31, 2014	May 31, 2014	Level 1	Level 2	Level 3

Liabilities	$9,675	$9,675	$-	$9,675	$-

Fair Value Measurements at
Carrying
	Value	Balance
	May 31, 2013	May 31, 2013	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-	$-

Fair Value Measurements at
Carrying
	Value	Balance
	May 31, 2013	May 31, 2013	Level 1	Level 2	Level 3

Liabilities	$-	$-	$-	$-	$-

Note 7 – Income Taxes

The Company’s provision for income taxes was $0 for the fiscal years ended May 31, 2014 and 2013 and the period from inception on March 31, 2011 through May 31, 2014 since the Company incurred net operating losses which have a full valuation allowance through May 31, 2014.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $16,541 and $1,441 for the years ended May 31, 2014 and 2013. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of May 31, 2014 and 2013 are as follows:

	For the year ended
	May 31,
	2014	2013

Cumulative NOL	$16,541	$1,441

Deferred Tax Assets
Net operating loss carry forwards	5,789	504
Less: valuation allowance	(5,789)	(504)
Total Deferred Taxes	-	-

Note 8 – Subsequent Events

On July 16, 2014 the Company received an unsecured convertible note payable in the amount of $11,582, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

We evaluated subsequent events after the balance sheet date through the date the financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A. Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and directors as of May 31, 2014. Our Executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or a successor is elected and qualified.

NAME	AGE	POSITION/INITIAL ELECTION	APPOINTMENT DATE
Larry Adelt	60	Chief Executive Officer, President, Chief Financial Officer, Secretary	March 31, 2011

Executive Officers

The Company’s Chief Executive Officer, President, Chief Financial Officer, Secretary, sole Director and the selling security holder Larry A. Adelt is the "Promoter” within the meaning of Rule 405 of Regulation C.

Board of Directors

Larry A. Adelt.

The Directors will hold office until the next annual meeting of the security holders following their election and until their successors have been elected and qualified. The Board of Directors appoints Officers. Officers hold office until the next annual meeting of our Board of Directors following their appointment and until successors have been appointed and qualified.

MANAGEMENT BIOGRAPHIES

Set forth below is a description of the recent employment and business experience of our Directors and Executive Officers:

Larry A. Adelt; Chief Executive Officer, President, Chief Financial Officer

Mr. Larry A. Adelt joined Adelt Design in 2011as President and CEO, to provide his professional experience, expertise gained over the past ten (10) years carpet binding for Carpet One- Giant One as an independent contractor. His responsibilities as an independent contractor of Carpet One-Giant One are the binding of carpet to wall covering (meaning the strip that comes from the carpet to the first four to six inches of the bottom of a wall). This application is utilized both in commercial and residential settings.  Carpet One-Giant One is a western chain of stores who sell carpet, vinyl and tile and have independent contractor, such as Mr. Adelt, install these various items both in commercial and residential settings.

Mr. Adelt is considered a specialist in his field, which is carpet binding. Consequently, the Company believes that Mr. Adelt’s professional experience, expertise gain over the last ten (10) years as an independent contractor for Carpet One-Giant One binding carpet to wall covering makes him particularly qualified to serve as the Company’s director.

Mr. Adelt is also a graduate in Commercial Art from Utah Technical College. He is an Honorary Member of the Colonels with the West Valley Police Department and a staunch supporter of the Foundation against Battered Women in Salt Lake City, Utah.  He has contributed many hours and donated numerous completed art pieces towards their cause.

AUDIT COMMITTEE

The Company does not presently have an Audit Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint an Audit Committee.

The Audit Committee will be empowered to make such examinations as are necessary to monitor the corporate financial reporting and the external audits of the Company, to provide to the Board of Directors (the "Board") the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

COMPENSATION COMMITTEE

The Company does not presently have a Compensation Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Compensation Committee.

The Compensation Committee will be authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of the Company, including stock compensation, and bonus compensation to all employees.

INDEPENDENT DIRECTOR/CORPORATE GOVERNANCE COMMITTEE

Our Board of Directors currently consists of only Larry A Adelt. We are not a “listed company” under SEC rules and therefore are not required to have separate committees comprised of independent directors. We do not have independent director(s) at this time.

The Company does not presently have a Corporate Governance Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Corporate Governance Committee.

The Corporate Governance Committee will be responsible for reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and reporting and making recommendations to our Board of Directors concerning corporate governance matters.

NOMINATING COMMITTEE

The Company does not have a Nominating Committee and the full Board acts in such capacity.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that to date, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met.

EMPLOYMENT AGREEMENTS

To date, the Company has no employment agreements in effect with its Principal Executive Officer. We do not pay compensation to our Director for attendance at meetings. We will reimburse Directors for reasonable expenses incurred during the course of their performance.

Item 11.  Executive Compensation.

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below. The following table summarizes all compensation from March 31, 2011 (inception) to May 31, 2014.

SUMMARY COMPENSATION TABLE

OTHER ANNUAL COMPENSATION REMUNERATION
NAME PRINCIPAL OTHER	CAPACITIES IN WHICH RENUMERATION WAS RECEIVED	YEAR	SALARY $	BONUS $

Larry Adelt	Chief Executive Officer, President, Chief Financial Officer	2014	$-0-	$-0-
		2013	$-0-	$-0-
		2012	$-0-	$-0-
		2011	$-0-	$-0-

The following table sets forth all the remuneration of our Director and Officers for the period from inception on March 31, 2011 (inception), through to the end of the period on May 31, 2014:

NAME OF INDIVIDUAL	CAPACITIES IN WHICH RENUMERATION WAS RECEIVED	AGGREGATE CASH REMUNERATION

Larry Adelt	Chief Executive Officer, President, Chief Financial Officer	$-0-
Total	All Officers and Directors	$-0-

COMPENSATION OF DIRECTORS

The Company sole Director does not currently receive compensation for their services as directors, but we plan to reimburse him for expenses incurred in attending board meetings.

STOCK INCENTIVE PLAN

At present, we do not have a stock incentive plan in place. We have not granted any options to Directors and Officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding beneficial ownership of our securities by: (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, our address is: 3217 South Orchard Street, Salt Lake City, Utah 84106.  The Company's telephone number is (801) 467-3530.

As of May 31, 2014, there were a total of 18,000,000 shares of common stock issued and outstanding.

As of May 31, 2014, we had the following security holder holding greater than 5%:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Larry Adelt, 3217 Orchard Street, Salt Lake City, UT 84106	10,000,000	55.6%

Common Stock	All executive officers and directors as a group	10,000,000	55.6%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

To the best of our knowledge there are no transactions in our fiscal year ended May 31, 2014 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

Item 14.  Principal Accounting Fees and Services.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended May 31, 2014 and May 31, 2013.

	May 31,	May 31,
	2014	2013
Audit fees:
M&K CPAS, PLLC	$7,250	$7,250
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$7,250	$7,250

PART IV

Item 15.  Exhibits

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Amendment to Registration Statement to be signed on its behalf by the undersigned; thereunto duly authorized, in Salt Lake City, Utah, on this 29th day of August, 2014.

ADELT DESIGN, INC.

By:	/s/ Larry Adelt
Larry Adelt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Amendment to the Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Adelt	President, Chief Executive Officer and Director (Principal Executive Officer)	August 29, 2014
Larry Adelt	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document