Form 10-Q
period 2014-08-31
Adelt Design, Inc.
filed 2014-10-15
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of October 15, 2014.

ADELT DESIGN, INC.

FORM 10-Q
Quarterly Period Ended August 31, 2014

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Balance Sheets as of August 31, 2014 (Unaudited) and May 31, 2014	4
	Statements of Operations for the Three Months ended August 31, 2014 and 2013 (Unaudited) and the period from March 31, 2011 (inception) to August 31, 2014 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from March 31, 2011 (inception) to May 31, 2014 and for the three months ended August 31, 2014 (Unaudited)	6
	Statements of Cash Flows for the Three Months ended August 31, 2014 and 2013 (Unaudited) and the period from March 31, 2011 (inception) to August 31, 2014 (Unaudited)	7
	Notes to the Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURES		18

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	August 31,	May 31,
	2014	2014
ASSETS
Current assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	2,450	11,382
Accrued expense	3,750	3,750
Due to related parties	100	100
Accrued Interest, related party	476	371
Convertible notes payable, related party	24,607	9,675
Notes payable, related party	5,210	5,210
Total current liabilities	36,593	30,488

Commitment and Contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of August 31, 2014 and May 31, 2014, respectively	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 issued and outstanding as of August 31, 2014 and May 31, 2014, respectively	18,000	18,000
Additional paid in capital	727	271
Retained earnings (deficit) accumulated during the development stage	(55,320)	(48,759)
Total (deficiency in) stockholders' equity	(36,593)	(30,488)

Total liabilities and (deficiency in) stockholders' equity	$-	$-

See accompanying notes to these financial statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	March 31, 2011 (inception) to
	August 31,	August 31,	August 31,
	2014	2013	2014

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	-	-	-

Operating expenses:
General and administrative	650	45	15,058
Professional fees	5,350	4,939	39,059

Total operating expenses	6,000	4,984	54,117

Net Operating Income (Loss)	(6,000)	(4,984)	(54,117)

Other income (expense):
Interest expense	(561)	(48)	(1,203)
Total other income (expense)	(561)	(48)	(1,203)

Income (Loss) before provision for income taxes	(6,561)	(5,032)	(55,320)

Provision for income taxes	-	-	-

Net income (loss)	$(6,561)	$(5,032)	$(55,320)

Net income (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding -basic and fully diluted	18,000,000	18,000,000

See accompanying notes to these financial statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

						(Deficit)
						Accumulated	Total
					Additional	During	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Common stock issued to founder for cash at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000
Net income (loss) from March 31, 2011 (inception) to May 31, 2011	-	-	-	-	-	(15,530)	(15,530)
Balance, May 31, 2011	-	$-	18,000,000	$18,000	$-	$(15,530)	$2,470
Net income (loss) for the year ended May 31, 2012	-	-	-	-	-	(3,865)	(3,865)
Balance, May 31, 2012	-	$-	18,000,000	$18,000	-	$(19,395)	$(1,395)
Net income (loss) for the year ended May 31, 2013	-	-	-	-	-	(1,441)	(1,441)
Balance, May 31, 2013	-	$-	18,000,000	$18,000	$-	$(20,836)	$(2,836)
Imputed interest on convertible debt	-	-	-	-	271	-	271
Net income (loss) for the year ended May 31, 2014	-	-	-	-	-	(27,923)	(27,923)
Balance, May 31, 2014	-	$-	18,000,000	$18,000	$271	$(48,759)	$(30,488)
Imputed interest on convertible debt	-	-	-	-	456	-	456
Net income (loss) for the three months ended August 31, 2014	-	-	-	-	-	(6,561)	(6,561)
Balance August 31, 2014	-	$-	18,000,000	$18,000	$727	$(55,320)	$(36,593)

 See accompanying notes to these financial statements.

ADELT DESIGN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	March 31, 2011 (inception) to
	August 31,	August 31,	August 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,561)	$(5,032)	$(55,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	456	-	727
Changes in assets and liabilities:
Accounts payable	(8,932)	-	2,450
Accrued expenses	-	-	3,750
Accrued interest	105	48	476
Net cash used in operating activities	(14,932)	(4,984)	(47,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances		-	100
Proceeds from convertible notes payable, related party	14,932	-	24,607
Proceeds from notes payable, related party	-	4,984	5,210
Proceeds from sale of common stock	-	-	18,000
Net cash provided by financing activities	14,932	4,984	47,917

Net Increase (Decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at August 31, 2014 and May 31, 2014.

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception on March 31, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock and stock options for services and compensation for the three months ended August 31, 2014 and 2013.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit of $55,320, has no revenues, and has cash in the amount of $0 as of August 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

BK Consulting

Notes Payable

During the year ended May 31, 2012 the Company received a loan in the amount of $50, from BK Consulting and Associates, P.C. to fund operations.  The unsecured note bears interest at 8% and is due on demand.

During the year ended May 31, 2013 the Company received loans in the amount of $161, from BK Consulting and Associates, P.C. to fund operations.  The unsecured note bears interest at 8% and is due on demand.

During the year ended May 31, 2014 the Company received loans in the amount of $4,999, from BK Consulting and Associates, P.C. to fund operations.  The unsecured note bears interest at 8% and is due on demand.

As of August 31, 2014 and May 31, 2014 the Company had accrued interest related to these notes in the amount of $476 and $371.

Convertible Notes Payable

During the year ended May 31, 2014 the Company received unsecured convertible notes payable in the amount of $9,675, from BK Consulting and Associates, P.C. to fund operations.  The unsecured convertible note is non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share.

On July 16, 2014 the Company received an unsecured convertible note payable in the amount of $11,582, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

ADELT DESIGN, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

On July 29, 2014 the Company received an unsecured convertible note payable in the amount of $1,600, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On August 22, 2014 the Company received an unsecured convertible note payable in the amount of $1,750, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

As of August 31, 2014 and May 31, 2014 the balance of the convertible debt was $24,607 and $9,675.  The Company recorded imputed interest in the amount of $456 and $0 during the three months ended August 31, 2014 and 2013 at a rate of 8% on the outstanding convertible notes.

Note 4 – Debt

Notes Payable - Related Party

During the year ended May 31, 2012 the Company received a loan in the amount of $50, from BK Consulting and Associates, P.C. to fund operations.  The unsecured note bears interest at 8% and is due on demand.

During the year ended May 31, 2013 the Company received loans in the amount of $161, from BK Consulting and Associates, P.C. to fund operations.  The unsecured note bears interest at 8% and is due on demand.

During the year ended May 31, 2014 the Company received loans in the amount of $4,999, from BK Consulting and Associates, P.C. to fund operations.  The unsecured note bears interest at 8% and is due on demand.

As of August 31, 2014 and May 31, 2014 the Company had accrued interest related to these notes in the amount of $476 and $371.

Convertible Notes Payable - Related Party

During the year ended May 31, 2014 the Company received unsecured convertible notes payable in the amount of $9,675, from BK Consulting and Associates, P.C. to fund operations.  The unsecured convertible note is non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share.

On July 16, 2014 the Company received an unsecured convertible note payable in the amount of $11,582, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On July 29, 2014 the Company received an unsecured convertible note payable in the amount of $1,600, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

On August 22, 2014 the Company received an unsecured convertible note payable in the amount of $1,750, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

As of August 31, 2014 and May 31, 2014 the balance of the convertible debt was $24,607 and $9,675.  The Company recorded imputed interest in the amount of $456 and $0 during the three months ended August 31, 2014 and 2013 at a rate of 8% on the outstanding convertible notes.

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

ADELT DESIGN, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 5 – Stockholder’s Equity

The Company is authorized to issue 90,000,000 shares of $0.001 par value common stock.  The Company has 18,000,000 common shares outstanding as of August 31, 2014 and May 31, 2014.  The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock.  The Company has never issued any shares of preferred stock.

On May 31, 2011, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Larry Adelt in exchange for proceeds of $18,000.

Note 6 – Subsequent Events

On September 2, 2014 the Company received an unsecured convertible note payable in the amount of $2,000, non-interest bearing, due on demand and convertible into Common Stock at a rate $0.002 per share, from BK Consulting, to fund operations.

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

For the three months ended August 31, 2014, we had a net loss of $6,561 as compared to a net loss of $5,032 for the three months ended August 31, 2013.  Our accumulated deficit as of August 31, 2014 was $55,320.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended August 31, 2014 and 2013

Revenues

The Company had no revenues during the three month periods ending August 31, 2014 and 2013.

General and administrative expenses

General and administrative expenses were $650 for the three months ended August 31, 2014 compared to $45 for the three months ended August 31, 2013, an increase of $605.  These expenses consist of bank service charges.

Professional fees

Professional fees were $5,350 for the three months ended August 31, 2014 compared to $4,939 for the three months ended August 31, 2013, an increase of $411.  The increase in professional fees for the three months ended August 31, 2014 compared to August 31, 2013 was due primarily to increased accounting and auditor fees related to being a publicly company.

Interest expense

Interest expense for the three months ended August 31, 2014 was $561 compared to $48 for the three months ended August 31, 2013, an increase of $513.  Of the $561 of interest expense as of August 31, 2014, $456 is related to imputed interest on convertible debt and $105 is related to interest on notes payable.

Net loss

For the reasons above, our net loss for the three months ended August 31, 2014 was $6,561 compared to $5,032 for the three months ended August 31, 2013, an increase of $1,529.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2014 compared to May 31, 2014.

	August 31, 2014	May 31, 2014

Current Assets	$0	$0

Current Liabilities	$36,593	$30,488

Working Capital (Deficit)	$(36,593)	$(30,488)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of August 31, 2014, we had a working capital deficit of $36,593.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.   During three months ended August 31, 2014, we received a total of $0 in unsecured loans due on demand, bearing interest at 8%, from a third party lender.  During this same period we also received unsecured convertible loans in the amount of $14,932, non-interest bearing, due on demand and convertible into Common Stock at a rate of $0.002 per share from  a third party lender.  There is no guarantee that this third party lender will be willing to commit any further loans to the Company at this time.

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

As of August 31, 2014, we had cash in the amount of $0. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $55,320 and a working capital deficit of $36,593 at August 31, 2014, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

As of August 31, 2014, we had no employees, other than our non-paid CEO, Larry Adelt.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Item 1A. Risk Factors.

Risks Related to Our Business

There has been no change in the Company’s risk factors since the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2014.

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

ADELT DESIGN, INC.

Date: October 15, 2014	By:	/s/ Larry Adelt
Larry Adelt
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)