Form 10-Q
period 2014-11-30
CLS Holdings USA, Inc.
filed 2015-01-14
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-174705

CLS HOLDINGS USA, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3369810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11767 S. Dixie Highway, Suite 115 Miami, Florida	33156
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 992-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 11,250,000 shares of $0.0001 par value common stock outstanding as of January 14, 2015.

CLS HOLDINGS USA, INC.

FORM 10-Q

		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		4

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Balance Sheets as of November 30, 2014 (Unaudited) and May 31, 2014	4

	Condensed Statements of Operations for the Three Months ended November 30, 2014 and 2013 (Unaudited), the Six Months ended November 30, 2014 and 2013 (Unaudited), and the period from March 31, 2011 (inception) to November 30, 2014 (Unaudited)	5

	Statement of Stockholders’ Equity (Deficit) from March 31, 2011 (inception) to May 31, 2014 and for the Six Months ended November 30, 2014 (Unaudited)	6

	Statements of Cash Flows for the Six Months ended November 30, 2014 and 2013 (Unaudited) and the period from March 31, 2011 (inception) to November 30, 2014 (Unaudited)	7

	Notes to the Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

SIGNATURES		21

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to “CLS Holdings USA, Inc.,” the “Company,” “we,” “our” or “us” means CLS Holdings USA, Inc.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLS HOLDINGS USA, INC. (FORMERLY ADELT DESIGN, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	November 30, 2014	May 31, 2014
ASSETS
Current assets
Cash	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	—	11,382
Accrued expense	—	3,750
Due to related parties	—	100
Accrued Interest, related party	—	371
Convertible notes payable, related party	—	9,675
Notes payable, related party	—	5,210

Total Current Liabilities	—	30,488

Commitment and Contingencies	—	—

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding, at November 30, 2014 and May 31, 2014	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 11,250,000 issued and outstanding, at November 30, 2014 and May 31, 2014	1,125	1,125
Additional paid in capital	55,687	17,146
Retained earnings (deficit) accumulated during development stage	(56,812)	(48,759)

Total (deficiency in) stockholders’ equity	—	(30,488)

Total liabilities and (deficiency in) stockholders’ equity	$—	$—

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC. (FORMERLY ADELT DESIGN, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended		March 31, 2011 (inception) to November 30, 2014
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013

Revenue	$—	$—	$—	$—	$—

Cost of revenue	—	—	—	—	—

Gross profit	—	—	—	—	—

Operating expenses:
General and administrative	—	45	650	90	15,058
Professional Fees	1,250	3,200	6,600	8,139	40,309

Total operating expenses	1,250	3,245	7,250	8,229	55,367
Net Operating Income (Loss)	(1,250)	(3,245)	(7,250)	(8,229)	(55,367)
Other income (expense):
Interest expense	(242)	(130)	(803)	(178)	(1,445)
Total other income (expense)	(242)	(130)	(803)	(178)	(1,445)
Income (Loss) before provision for income taxes	(1,492)	(3,375)	(8,053)	(8,407)	(56,812)
Provision for income taxes	—	—	—	—	—
Net income (loss)	$(1,492)	$(3,375)	$(8,053)	$(8,407)	$(56,812)
Net income (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and fully diluted	11,250,000	11,250,000	11,250,000	11,250,000

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC. (FORMERLY ADELT DESIGN, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Common stock issued to founder for cash at $0.001 per share	—	$—	11,250,000	$1,125	$16,875	$—	$18,000
Net income (loss) from March 31, 2011 (inception) to May 31, 2011	—	—	—	—	—	(15,530)	(15,530)

Balance, May 31, 2011	—	$—	11,250,000	$1,125	$16,875	$(15,530)	$2,470

Net income (loss) for the year ended May 31, 2012	—	—	—	—	—	(3,865)	(3,865)

Balance, May 31, 2012	—	$—	11,250,000	$1,125	16,875	$(19,395)	$(1,395)
Net income (loss) for the year ended May 31, 2013	—	—	—	—	—	(1,441)	(1,441)

Balance, May 31, 2013	—	$—	11,250,000	$1,125	$16,875	$(20,836)	$(2,836)
Imputed interest on convertible debt	—	—	—	—	271	—	271
Net income (loss) for the year ended May 31, 2014	—	—	—	—	—	(27,923)	(27,923)

Balance, May 31, 2014	—	$—	11,250,000	$1,125	$17,146	$(48,759)	$(30,488)
Imputed interest on convertible debt	—	—	—	—	616	—	616
Forgiveness of debt by related party	—	—	—	—	37,925	—	37,925
Net income (loss) for the six months ended November 30, 2014	—	—	—	—	—	(8,053)	(8,053)

Balance November 30, 2014	—	$—	11,250,000	$1,125	$55,687	$(56,812)	$—

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC. (FORMERLY ADELT DESIGN, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended November 30, 2014	For the Six Months Ended November 30, 2013	March 31, 2011 (inception) to November 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,053)	$(8,407)	$(56,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	616	26	887
Changes in assets and liabilities:
Accounts payable	(11,132)	—	250
Accrued expenses	—	—	3,750
Accrued interest	187	152	558

Net cash used in operating activities	(18,382)	(8,229)	(51,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) bank overdrafts	—	(10)	—
Proceeds from related party advances	—	—	100
Proceeds from convertible notes payable, related party	18,382	3,240	28,057
Proceeds from notes payable, related party	—	4,999	5,210
Proceeds from sale of common stock	—	—	18,000

Net cash provided by financing activities	18,382	8,229	51,367

Net Increase (Decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Forgiveness of related party liabilities	$37,925	$—	$37,925

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC. (FORMERLY ADELT DESIGN, INC.)

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

CLS Holdings USA, Inc. (“The Company”) was incorporated in the state of Nevada on March 31, 2011 to manufacture carpet binding art.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the information contained herein.

The Company has adopted a fiscal year end of May 31st.

Development Stage Company

The Company is currently considered a development stage company as defined by FASB ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing business model and marketing concepts.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash or cash equivalents at November 30, 2014 and May 31, 2014.

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

Segment Reporting

Under FASB ASC 280-10-50, the Company operates as a single segment and will evaluate additional segment disclosure requirements once it develops its operations.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

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

The Company has not generated revenue to date.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception on March 31, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, will be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock or stock options for services and compensation during the three and six months ended November 30, 2014 and 2013.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 did not have a material impact on our Consolidated Financial Statements.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update were effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit of $56,812, has no revenues, and no cash as of November 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Following the November 12, 2014 change of control of the Company, new management is seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

On April 19, 2011, the Company’s CEO, Larry Adelt, provided an advance of $100 in cash, which was recorded as a current liability as of May 31, 2011. The advance was non-interest bearing and due on demand.

As of November 12, 2014, the Company’s $100 debt to Mr. Adelt had been satisfied and there were no amounts due from the Company to Mr. Adelt.

On May 31, 2011, the Company issued 18,000,000 (11,250,000 post-split) shares of common stock, par value $0.001, to the Company’s CEO, Larry Adelt, for $18,000.

Larry Adelt sold 8,000,000 (5,000,000 post-split) of his shares of common stock at a price of $0.001 per share pursuant to the Company’s Registration Statement, as amended, which was declared effective by the Securities and Exchange Commission on August 21, 2013.

On November 12, 2014, Mr. Adelt sold his remaining 10,000,000 (6,250,000 post-split) shares of common stock in the Company to CLS Labs, Inc., a Nevada corporation, for $295,250 in a private transaction.

BK Consulting

Notes Payable

During the year ended May 31, 2012, the Company issued an unsecured note in the amount of $50 to BK Consulting and Associates, P.C. (“BK Consulting”) to fund its operations. The unsecured note bears interest at a rate of 8% annually and is due on demand.

During the year ended May 31, 2013, the Company issued an unsecured note in the amount of $161 to BK Consulting to fund its operations. The unsecured note bears interest at a rate of 8% annually and is due on demand.

During the year ended May 31, 2014, the Company issued an unsecured note in the amount of $4,999 to BK Consulting to fund its operations. The unsecured note bears interest at a rate of 8% annually and is due on demand.

On November 11, 2014, BK Consulting forgave all outstanding loans, promissory notes and other indebtedness of the Company to BK Consulting, including, but not limited to, all principal, interest and other amounts owed pursuant to the above-referenced unsecured promissory notes.

As of November 30, 2014 and May 31, 2014, respectively, the Company had accrued interest related to these notes in the amount of $0 and $371.

Convertible Notes Payable

During the year ended May 31, 2014, the Company issued an unsecured convertible note in the amount of $9,675 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate $0.002 per share.

On July 16, 2014, the Company issued an unsecured convertible note in the amount of $11,582 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate $0.002 per share.

On July 29, 2014, the Company issued an unsecured convertible note in the amount of $1,600 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.002 per share.

On August 22, 2014, the Company issued an unsecured convertible note in the amount of $1,750 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.002 per share.

On September 2, 2014, the Company issued an unsecured convertible note in the amount of $2,000 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.002 per share.

On October 15, 2014, the Company issued an unsecured convertible note in the amount of $1,250 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.002 per share.

On November 3, 2014, the Company issued an unsecured convertible note in the amount of $200 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.002 per share.

On November 11, 2014, BK Consulting forgave all outstanding loans, promissory notes and other indebtedness of the Company to BK Consulting, including, but not limited to, all amounts owed pursuant to the above-referenced unsecured convertible notes.

As of November 30, 2014 and May 31, 2014, respectively, the balance of the convertible debt was $0 and $9,675. The Company recorded imputed interest in the amount of $616 and $26 during the six months ended November 30, 2014 and 2013, respectively, at a rate of 8% on the outstanding convertible notes.

Note 4 – Debt

Notes Payable - Related Party

During the year ended May 31, 2012, the Company borrowed $50 from BK Consulting to fund its operations. The unsecured note bears interest at a rate of 8% annually and is due on demand.

During the year ended May 31, 2013, the Company borrower $161 from BK Consulting to fund its operations. The unsecured note bears interest at a rate of 8% annually and is due on demand.

During the year ended May 31, 2014, the Company borrowed $4,999 from BK Consulting to fund its operations. The unsecured note bears interest at a rate of 8% annually and is due on demand.

On November 11, 2014, BK Consulting forgave all outstanding loans, promissory notes and other indebtedness of the Company to BK Consulting, including, but not limited to, all principal, interest and other amounts owed pursuant to the above-referenced unsecured promissory notes.

As of November 30, 2014 and May 31, 2014, respectively, the Company had accrued interest related to these notes in the amount of $0 and $371.

Convertible Notes Payable - Related Party

During the year ended May 31, 2014, the Company issued an unsecured convertible note in the amount of $9,675 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate $0.002 per share.

On July 16, 2014, the Company issued an unsecured convertible note in the amount of $11,582 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate $0.002 per share.

On July 29, 2014, the Company issued an unsecured convertible note in the amount of $1,600 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.002 per share.

On August 22, 2014, the Company issued an unsecured convertible note in the amount of $1,750 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.002 per share.

On September 2, 2014, the Company issued an unsecured convertible note in the amount of $2,000 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.002 per share.

On October 15, 2014, the Company issued an unsecured convertible note in the amount of $1,250 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.002 per share.

On November 3, 2014, the Company issued an unsecured convertible note in the amount of $200 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.002 per share.

On November 11, 2014, BK Consulting forgave all outstanding loans, promissory notes and other indebtedness of the Company to BK Consulting, including, but not limited to, all amounts owed pursuant to the above-referenced unsecured convertible notes.

As of November 30, 2014 and May 31, 2014, respectively, the balance of the convertible debt was $0 and $9,675. The Company recorded imputed interest in the amount of $456 and $0 during the three months ended November 30, 2014 and 2013, respectively, at a rate of 8% on the outstanding convertible notes.

Discount on Convertible Notes - Related Party

The Company calculated any beneficial conversion feature in its convertible notes via the intrinsic value method at the time of issuance. The notes were convertible at a price of $0.002 per share. As a result of the notes’ conversion price being greater than the market price of the Company’s common stock, a discount to the notes was not recorded. The Company will value any future convertible debt issuances to determine if any discounts result from beneficial conversion features, but this is unlikely until the Company sells additional stock or the market price of the common stock increases.

Note 5 – Stockholder’s Equity

The Company was initially authorized to issue 90,000,000 shares of $0.001 par value common stock. On May 31, 2011, the Company issued 18,000,000 founders shares of common stock to the Company’s CEO, Larry Adelt, in exchange for $18,000. The Company has not issued any shares of preferred stock.

On November 20, 2014, the Company adopted Amended and Restated Articles of Incorporation, reducing the par value of its common stock to $0.0001 per share, increasing the number of authorized shares of common stock to 250,000,000, and increasing the number of authorized shares of preferred stock to 20,000,000. All share and par value information contained in the financial statements has been retroactively adjusted to reflect the changes set forth in the Amended and Restated Articles of Incorporation.

As described in Note 7, effective December 1, 2014, the Company effected a reverse stock split of the Company’s issued and outstanding common stock at a ratio of 1-for-0.625. As a result of the reverse stock split, 11,250,000 shares of common stock were outstanding as of December 1, 2014.

Note 6 – Change of Control

On November 12, 2014, CLS Labs, Inc. (“CLS Labs”), a Nevada corporation, acquired from Larry Adelt all of Mr. Adelt’s outstanding shares of common stock in the Company pursuant to a Securities Purchase Agreement dated November 12, 2014. Pursuant to the Securities Purchase Agreement, Mr. Adelt sold to CLS Labs 10,000,000 (6,250,000 post-split) shares of common stock in the Company, which represented 55.6% of the Company’s outstanding shares of common stock, in exchange for $295,250.00. Accordingly, CLS Labs acquired control of the Company.

In accordance with the terms of the Securities Purchase Agreement, Jeffrey I. Binder, Chairman, President, Chief Executive Officer and a director of CLS Labs was appointed to the board of directors of the Company simultaneously with the closing. Upon his appointment, the Company’s Board of Directors consisted of Mr. Binder and Mr. Adelt. Immediately following the closing, Mr. Adelt resigned as President, Treasurer and Secretary of the Company. The Board of Directors subsequently appointed Mr. Binder as Chairman, President and Chief Executive Officer of the Company, and appointed Michael Abrams as Chief Operating Officer of the Company. On November 14, 2014, Mr. Adelt resigned from the Board of Directors.

As a condition to the closing, and pursuant to five stock purchase agreements each dated November 12, 2014, five people or entities unaffiliated with the Company purchased an aggregate of 7,975,000 (4,984,375 post-split) shares of common stock in the Company from twenty-four stockholders other than Mr. Adelt. The total number of shares acquired by these five purchasers represented 44.3% of the Company’s outstanding shares of common stock.

Note 7 – Reverse Stock Split

Effective December 1, 2014, the Company effected a reverse stock split of the Company’s issued and outstanding common stock at a ratio of 1-for-0.625, wherein 0.625 shares of common stock were issued to the Company’s stockholders who owned the common stock on December 1, 2014, the record date for the reverse stock split, in exchange for each share of common stock issued and outstanding. As a result of the reverse stock split, 11,250,000 shares of common stock were outstanding as of December 1, 2014. The reverse stock split did not affect the number of authorized shares of the Company’s common stock. All share and per share information contained in the financial statements has been retroactively adjusted to reflect the reverse stock split.

Note 8 – Subsequent Events

Effective December 1, 2014, the Company effected a reverse stock split of the Company’s issued and outstanding common stock at a ratio of 1-for-0.625, as described in Note 7 above.

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

OVERVIEW AND OUTLOOK

CLS Holdings USA, Inc. (“the Company”) is a Nevada corporation that was incorporated on March 31, 2011 to manufacture and market carpet binding art. Production and marketing has not commenced. As such, we are considered to be in the development stage.

Following the November 12, 2014 change of control of the Company, new management is evaluating opportunities for the Company to acquire an operating business. One potential target is CLS Labs, Inc. (“CLS Labs”), a Nevada corporation, which owns 55.6% of the outstanding shares of the Company’s common stock. CLS Labs is a development stage company that plans to generate revenues through licensing, fee-for-service and joint venture arrangements related to its proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into saleable concentrates. Jeffrey I. Binder, our Chairman, President and Chief Executive Officer, is the Chairman, President and Chief Executive Officer of CLS Labs, serves as one of its three directors, and owns 33.3% of its outstanding shares of common stock. Michael Abrams, our Chief Operating Officer, is the Chief Operating Officer of CLS Labs. Mr. Abrams is not a director or stockholder of CLS Labs. Preliminary discussions regarding the proposed transaction involve the merger of a wholly owned subsidiary of the Company with and into CLS Labs, whereby CLS Labs would become a wholly owned subsidiary of the Company and the shareholders of CLS Labs would receive 15,000,000 of our shares of common stock in exchange for their shares of common stock of CLS Labs. We have not entered into either a letter of intent or definitive agreement with CLS Labs and the Company’s board has not adopted any resolutions with respect to such a potential transaction. Furthermore, there can be no assurance that such a transaction would occur even if our board elects to proceed, as any proposed merger would require the consent of stockholders owning a majority of the outstanding shares of common stock of CLS Labs as well as a majority of the members of its board of directors.

For the six months ended November 30, 2014, we had a net loss of $8,053 as compared to a net loss of $8,407 for the six months ended November 30, 2013. Our accumulated deficit as of November 30, 2014 was $56,812. These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended November 30, 2014 and 2013

Revenues

The Company had no revenues during the three month periods ended November 30, 2014 and 2013.

General and administrative expenses

General and administrative expenses were $0 for the three months ended November 30, 2014 compared to $45 for the three months ended November 30, 2013, a decrease of $45. This decrease relates to a reduction in stock transfer agent service charges.

Professional fees

Professional fees were $1,250 for the three months ended November 30, 2014 compared to $3,200 for the three months ended November 30, 2013, a decrease of $1,950. This decrease is primarily due to a decrease in accounting and auditor fees.

Interest expense

Interest expense for the three months ended November 30, 2014 was $242 compared to $130 for the three months ended November 30, 2013, an increase of $112. This increase is primarily due to an increase in the outstanding aggregate amount of the Company’s indebtedness to BK Consulting in 2014.

Net loss

For the reasons above, our net loss for the three months ended November 30, 2014 was $1,492 compared to $3,375 for the three months ended November 30, 2013, a decrease of $1,883.

Results of Operations for the Six Months Ended November 30, 2014 and 2013

Revenues

The Company had no revenues during the six month periods ended November 30, 2014 and 2013.

General and administrative expenses

General and administrative expenses were $650 for the six months ended November 30, 2014 compared to $90 for the six months ended November 30, 2013, an increase of $560. This increase relates to an increase in stock transfer agent service charges.

Professional fees

Professional fees were $6,600 for the six months ended November 30, 2014 compared to $8,139 for the six months ended November 30, 2013, a decrease of $1,539. This decrease is primarily due to a decrease in accounting and auditor fees.

Interest expense

Interest expense for the six months ended November 30, 2014 was $803 compared to $178 for the six months ended November 30, 2013, an increase of $625. This increase is primarily due to an increase in imputed interest due to an increase in the outstanding aggregate amount of the convertible notes during 2014.

Net loss

For the reasons above, our net loss for the six months ended November 30, 2014 was $8,053 compared to $8,407 for the six months ended November 30, 2013, a decrease of $354.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2014 compared to May 31, 2014.

	November 30, 2014	May 31, 2014
Current Assets	$0	$0
Current Liabilities	$0	$30,488
Working Capital (Deficit)	$0	$(30,488)

Although we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our projected cash flow deficits from operations and development of alternative revenue sources. As of November 30, 2014, we had no working capital. The elimination of our working capital deficit was primarily due to the forgiveness of certain liabilities in connection with the sale of stock by our founder, Larry Adelt, and the resulting change of control of the Company, and should not be viewed as an indicator of future performance. Our financial condition remains poor and raises substantial doubt about our ability to continue as a going concern. We have incurred losses since inception and may incur future losses. During the six months ended November 30, 2014, we issued unsecured convertible notes in the aggregate amount of $18,382 to a third party lender and used the proceeds to fund our operations. Due to the change of control, this third party lender is no longer willing to commit any further loans to the Company and we are uncertain that we will be able to secure a new source of financing to fund our working capital needs. Should we not be able to continue to secure additional financing when needed, we may be required to suspend our growth and development, reduce the scope of our current business plan or refrain from the development of new businesses, any of which would have a material adverse effect on our business.

Our future capital requirements will depend on many factors, including the development of our carpet binding art, if we continue to pursue this business; the development of new businesses as a result of the change of control; the cost and availability of third-party financing for development; and administrative and legal expenses.

We anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model; recognition of revenue sources; and the management of growth. To address these risks, we must, among other things, select, implement and successfully execute a business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months

As of November 30, 2014, we had no cash. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our stock, third party financing, sales-generated income, and/or traditional bank financing. As our ability to produce sales-generated income is uncertain due to our recent change of control and the potential change of business of the Company, we do not anticipate generating sufficient revenues to meet our working capital requirements during the next twelve months. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $56,812 and no working capital at November 30, 2014, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by developmental stage companies.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs, and/or to raise funds to finance ongoing operations and repay debt. There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time. Such transactions, however, depend on the plans of the new controlling shareholder following the change of control.

Significant changes in the number of employees.

We have no employees other than our non-paid Chief Executive Officer, Jeffrey I. Binder, and our non-paid Chief Operating Officer, Michael Abrams. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

If we commence sales of our carpet binding art, we anticipate an increase of personnel and may need to hire employees. If we change our business plan, we cannot predict our personnel needs. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 did not have a material impact on our Consolidated Financial Statements.

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

All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January  1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who acts as our principal financial officer, Jeffrey I. Binder, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, Mr. Binder concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

•	All of our financial reporting is carried out by our Chief Executive Officer;

•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings to which the Company is a party or of which any of its property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

Item 1A. Risk Factors.

Risks Related to Our Business

There has been no change in the Company’s risk factors since the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description	Filed herewith	Incorporated by reference
			Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS HOLDINGS USA, INC.

Date: January 14, 2015	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)