Form 10-Q
period 2015-02-28
CLS Holdings USA, Inc.
filed 2015-04-13
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-174705

CLS HOLDINGS USA, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3369810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11767 S. Dixie Highway, Suite 115, Miami, Florida 33156
(Address of principal executive offices) (Zip Code)

(305) 992-2500
Registrant’s telephone number, including area code)

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 11,250,000 shares (post reverse-split) of $0.0001 par value common stock outstanding as of April 13, 2015.

CLS HOLDINGS USA, INC.

FORM 10-Q
Quarterly Period Ended February 28, 2015

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Balance Sheets as of February 28, 2015 (Unaudited) and May 31, 2014	4
	Condensed Statements of Operations for the Three Months ended February 28, 2015 and 2014 (Unaudited), the Nine Months ended February 28, 2015 and 2014 (Unaudited), and the period from March 31, 2011 (inception) to February 28, 2015 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from March 31, 2011 (inception) to May 31, 2014 and for the Nine Months ended February 28, 2015 (Unaudited)	6
	Statements of Cash Flows for the Nine Months ended February 28, 2015 and 2014 (Unaudited) and the period from March 31, 2011 (inception) to February 28, 2015 (Unaudited)	7
	Notes to the Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

SIGNATURES		23

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLS HOLDINGS USA, INC. (FORMERLY ADELT DESIGN, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	February 28,	May 31,
	2015	2014
ASSETS
Current assets
Cash	$1,225	$-
Prepaid expense	$1,250	-
Total Current Assets	2,475	-
Total Assets	$2,475	$-

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,396	11,382
Accrued expense	-	3,750
Due to related parties	5,797	100
Accrued interest, related party	-	371
Convertible notes payable, related party	-	9,675
Notes payable, related party	-	5,210
Total current liabilities	7,193	30,488

Commitment and Contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of February 28, 2015 and May 31, 2014, respectively	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 11,250,000 (post reverse-split) issued and outstanding as of February 28, 2015 and May 31, 2014, respectively	1,125	1,125
Additional paid in capital	55,752	17,146
Retained earnings (deficit) accumulated during the development stage	(61,595)	(48,759)
Total (deficiency in) stockholders' equity	(4,718)	(30,488)

Total liabilities and (deficiency in) stockholders' equity	$2,475	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC. (FORMERLY ADELT DESIGN, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the	March 31,
	Three Months	Three Months	Nine Months	Nine Months	2011
	Ended	Ended	Ended	Ended	(inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014	2015

Revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
General and administrative	3,468	30	4,118	120	18,526
Professional Fees	1,250	3,200	7,850	11,339	41,559

Total operating expenses	4,718	3,230	11,968	11,459	60,085

Net Operating Income (Loss)	(4,718)	(3,230)	(11,968)	(11,459)	(60,085)

Other income (expense):
Interest expense	(65)	(192)	(868)	(370)	(1,510)
Total other income (expense)	(65)	(192)	(868)	(370)	(1,510)

Income (Loss) before provision for income taxes	(4,783)	(3,422)	(12,836)	(11,829)	(61,595)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(4,783)	$(3,422)	$(12,836)	$(11,829)	$(61,595)

Net income (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding -basic and fully diluted (post reverse-split)	11,250,000	11,250,000	11,250,000	11,250,000

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC. (FORMERLY ADELT DESIGN, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Preferred Stock		Common Stock (post reverse-split)		Additional Paid-In	(Deficit) Accumulated During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder for cash at $0.016 per share (post reverse-split)	-	$-	11,250,000	$1,125	$16,875	$-	$18,000
Net income (loss) from March 31, 2011 (inception) to May 31, 2011	-	-	-	-	-	(15,530)	(15,530)
Balance, May 31, 2011	-	$-	11,250,000	$1,125	$16,875	$(15,530)	$2,470
Net income (loss) for the year ended May 31, 2012	-	-	-	-	-	(3,865)	(3,865)
Balance, May 31, 2012	-	$-	11,250,000	$1,125	16,875	$(19,395)	$(1,395)
Net income (loss) for the year ended May 31, 2013	-	-	-	-	-	(1,441)	(1,441)
Balance, May 31, 2013	-	$-	11,250,000	$1,125	$16,875	$(20,836)	$(2,836)
Imputed interest on convertible debt	-	-	-	-	271	-	271
Net income (loss) for year ended May 31, 2014	-	-	-	-	-	(27,923)	(27,923)
Balance, May 31, 2014	-	$-	11,250,000	$1,125	$17,146	$(48,759)	$(30,488)
Imputed interest on convertible debt	-	-	-	-	681	-	681
Forgiveness of debt by related party	-	-	-	-	37,925	-	37,925
Net income (loss) for the nine month ended February 28, 2015	-	-	-	-	-	(12,836)	(12,836)
Balance February 28, 2015	-	$-	11,250,000	$1,125	$55,752	$(61,595)	$(4,718)

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC. (FORMERLY ADELT DESIGN, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			March 31,
	For the	For the	2011
	Nine Months Ended	Nine Months Ended	(inception) to
	February 28,	February 28,	February 28,
	2015	2014	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,836)	$(11,829)	$(61,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	681	115	952
Changes in assets and liabilities:
Prepaid expenses	(1,250)	-	(1250)
Accounts payable	(9,736)	-	1,646
Accrued expenses	-	-	3,750
Due to related parties	5,797	-	5,797
Accrued interest	187	255	558

Net cash provided by (used in) operating activities	(17,157)	(11,459)	(50,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of bank overdrafts	-	(14.00)	-
Proceeds from related party advances		-	100
Proceeds from convertible notes payable, related party	18,382	6,475	28,057
Proceeds from notes payable, related party	-	4,999	5,210
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	18,382	11,460	51,367

Net Increase (Decrease) in cash and cash equivalents	1,225	1	1,225
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$1,225	$1	$1,225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NONCASH TRANSACTIONS
Forgiveness of related party liabilities	37,925		37,925

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash of $1,225 and $0 as of February 28, 2015 and May 31, 2014.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception on March 31, 2011. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, will be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock or stock options for services and compensation during the three and nine months ended February 28, 2015 and 2014.

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

CLS HOLDINGS USA, INC. (FORMERLY ADELT DESIGN, INC.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated OtherComprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit of $61,595, has no revenues, and cash of $1,225 as of February 28, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Following the November 12, 2014 change of control of the Company, new management is seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

On May 31, 2011, the Company issued 11,250,000 shares (post reverse-split) of common stock, par value $0.001, to the Company’s CEO, Larry Adelt, for $18,000.

Larry Adelt sold 5,000,000 of his shares (post reverse-split) of common stock at a price of $0.016  per share (post reverse-split) pursuant to the Company’s Registration Statement, as amended, which was declared effective by the Securities and Exchange Commission on August 21, 2013.

On November 12, 2014, Mr. Adelt sold his remaining 6,250,000 shares (post reverse-split) of common stock in the Company to CLS Labs, Inc., a Nevada corporation, for $295,250 in a private transaction.

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

As of February 28, 2015 and May 31, 2014, respectively, the Company had accrued interest related to these notes in the amount of $0 and $371.

Convertible Notes Payable

During the year ended May 31, 2014, the Company issued an unsecured convertible note in the amount of $9,675 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate $0.0032 per share (post reverse-split).

On July 16, 2014, the Company issued an unsecured convertible note in the amount of $11,582 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate $0.0032 per share (post reverse-split).

On July 29, 2014, the Company issued an unsecured convertible note in the amount of $1,600 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.0032 per share (post reverse-split).

CLS HOLDINGS USA, INC. (FORMERLY ADELT DESIGN, INC.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

On August 22, 2014, the Company issued an unsecured convertible note in the amount of $1,750 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.0032 per share (post reverse-split).

On September 2, 2014, the Company issued an unsecured convertible note in the amount of $2,000 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.0032 per share (post reverse-split).

On October 15, 2014, the Company issued an unsecured convertible note in the amount of $1,250 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.0032 per share (post reverse-split).

On November 3, 2014, the Company issued an unsecured convertible note in the amount of $200 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.0032 per share (post reverse-split).

On November 11, 2014, BK Consulting forgave all outstanding loans, promissory notes and other indebtedness of the Company to BK Consulting, including, but not limited to, all amounts owed pursuant to the above-referenced unsecured convertible notes.

As of February 28, 2015 and May 31, 2014, respectively, the balance of the convertible debt was $0 and $9,675. The Company recorded imputed interest in the amount of $616 and $115 during the nine months ended February 28, 2015 and 2014, respectively, at a rate of 8% on the outstanding convertible notes.

Advances from affiliate

During the three months ended February 28, 2015 the Company received loans from its majority shareholder, CLS Labs, Inc. (“CLS Labs”) for operating expenses.  These loans have no term for repayment and bear no interest.  During the three months ended February 28, 2015 the Company received proceeds of $5,797 from CLS Labs and is included in due to related parties on the accompanying balance sheet.  During the three and nine months ended February 28, 2015 the Company recorded imputed interest in the amount of $65, respectively, at a rate of 8% on outstanding advances from CLS Labs

Note 4 – Debt

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

As of February 28, 2015 and May 31, 2014, respectively, the Company had accrued interest related to these notes in the amount of $0 and $371.

CLS HOLDINGS USA, INC. (FORMERLY ADELT DESIGN, INC.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Convertible Notes Payable - Related Party

During the year ended May 31, 2014, the Company issued an unsecured convertible note in the amount of $9,675 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate $0.0032 per share (post reverse-split).

On July 16, 2014, the Company issued an unsecured convertible note in the amount of $11,582 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate $0.0032 per share (post reverse-split).

On July 29, 2014, the Company issued an unsecured convertible note in the amount of $1,600 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.0032 per share (post reverse-split).

On August 22, 2014, the Company issued an unsecured convertible note in the amount of $1,750 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.0032 per share (post reverse-split).

On September 2, 2014, the Company issued an unsecured convertible note in the amount of $2,000 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.0032 per share (post reverse-split).

On October 15, 2014, the Company issued an unsecured convertible note in the amount of $1,250 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.0032 per share (post reverse-split).

On November 3, 2014, the Company issued an unsecured convertible note in the amount of $200 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible note is non-interest bearing, due on demand and convertible into common stock at a rate of $0.0032 per share (post reverse-split).

On November 11, 2014, BK Consulting forgave all outstanding loans, promissory notes and other indebtedness of the Company to BK Consulting, including, but not limited to, all amounts owed pursuant to the above-referenced unsecured convertible notes.

As of February 28, 2015 and May 31, 2014, respectively, the balance of the convertible debt was $0 and $9,675. The Company recorded imputed interest in the amount of $616 and $115 during the nine months ended February 28, 2015 and 2014, respectively, at a rate of 8% on the outstanding convertible notes.

Discount on Convertible Notes - Related Party

The Company calculated any beneficial conversion feature in its convertible notes via the intrinsic value method at the time of issuance. The notes were convertible at a price of $0.032 per share (post reverse-split). As a result of the notes’ conversion price being greater than the market price of the Company’s common stock, a discount to the notes was not recorded. The Company will value any future convertible debt issuances to determine if any discounts result from beneficial conversion features, but this is unlikely until the Company sells additional stock or the market price of the common stock increases.

CLS HOLDINGS USA, INC. (FORMERLY ADELT DESIGN, INC.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 5 – Stockholder’s Equity

The Company was initially authorized to issue 90,000,000 shares of $0.001 par value common stock. On May 31, 2011, the Company issued 11,250,000 founders shares (post reverse-split) of common stock to the Company’s CEO, Larry Adelt, in exchange for $18,000. The Company has not issued any shares of preferred stock.

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

On December 10, 2014, the Company effected a reverse stock split of the Company’s issued and outstanding common stock at a ratio of 1-for-0.625, wherein 0.625 shares of common stock were issued in exchange for each share of the Company’s common stock owned by the Company’s stockholders on December 1, 2014, the record date for the reverse stock split. As a result of the reverse stock split, 11,250,000 shares (post reverse-split) of common stock were outstanding as of December 10, 2014. The reverse stock split did not affect the number of authorized shares of the Company’s common stock. All share and per share information contained in the financial statements has been retroactively adjusted to reflect the reverse stock split.

Note 6 – Change of Control

On November 12, 2014, CLS Labs, Inc. (“CLS Labs”), a Nevada corporation, acquired from Larry Adelt all of Mr. Adelt’s outstanding shares of common stock in the Company pursuant to a Securities Purchase Agreement dated November 12, 2014. Pursuant to the Securities Purchase Agreement, Mr. Adelt sold to CLS Labs 6,250,000 shares (post reverse-split) of common stock in the Company, which represented 55.6% of the Company’s outstanding shares of common stock, in exchange for $295,250. Accordingly, CLS Labs acquired control of the Company.

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

As a condition to the closing, and pursuant to five stock purchase agreements each dated November 12, 2014, five people or entities unaffiliated with the Company purchased an aggregate of 4,984,375 shares (post reverse-split) of common stock in the Company from twenty-four stockholders other than Mr. Adelt. The total number of shares acquired by these five purchasers represented 44.3% of the Company’s outstanding shares of common stock.

Note 7 – Subsequent Events

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

Following the November 12, 2014 change of control of the Company, new management is evaluating opportunities for the Company to acquire an operating business. One potential target is CLS Labs, Inc. (“CLS Labs”), a Nevada corporation, which owns 55.6% of the outstanding shares of the Company’s common stock. CLS Labs is a development stage company that plans to generate revenues through licensing, fee-for-service and joint venture arrangements related to its proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into saleable concentrates. Jeffrey I. Binder, our Chairman, President and Chief Executive Officer, is the Chairman, President and Chief Executive Officer of CLS Labs, serves as one of its three directors, and owns 33.3% of its outstanding shares of common stock. Michael Abrams, our Chief Operating Officer, is the Chief Operating Officer of CLS Labs. Mr. Abrams is not a director or stockholder of CLS Labs. Preliminary discussions regarding the proposed transaction involve the merger of a wholly owned subsidiary of the Company with and into CLS Labs, whereby CLS Labs would become a wholly owned subsidiary of the Company and the shareholders of CLS Labs would receive 15,000,000 (post reverse-split) of our shares of common stock in exchange for their shares of common stock of CLS Labs. We have not entered into either a letter of intent or definitive agreement with CLS Labs and the Company’s board has not adopted any resolutions with respect to such a potential transaction. Furthermore, there can be no assurance that such a transaction would occur even if our board elects to proceed, as any proposed merger would require the consent of stockholders owning a majority of the outstanding shares of common stock of CLS Labs as well as a majority of the members of its board of directors.

For the nine months ended February 28, 2015, we had a net loss of $12,836 as compared to a net loss of $11,829 for the nine months ended February 28, 2014. Our accumulated deficit as of February 28, 2015 was $61,595. These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended February 28, 2015 and 2014

Revenues

The Company had no revenues during the three month periods ended February 28, 2015 and 2014.

General and administrative expenses

General and administrative expenses were $3,468 for the three months ended February 28, 2015 compared to $30 for the three months ended February 28, 2014, an increase of $3,438. This increase is primarily due to costs associated with general and administrative costs associated with the change of control of the Company.

Professional fees

Professional fees were $1,250 for the three months ended February 28, 2015 compared to $3,200 for the three months ended February 28, 2014, a decrease of $1,950. This decrease is primarily due to a decrease in accounting and auditor fees.

Interest expense

Interest expense for the three months ended February 28, 2015 was $65 compared to $192 for the three months ended February 28, 2014, a decrease of $127. This decrease is primarily due to the forgiveness of outstanding aggregate amount of the Company’s indebtedness to BK Consulting in 2014.

Net loss

For the reasons above, our net loss for the three months ended February 28, 2015 was $4,783 compared to $3,422 for the three months ended February 28, 2014, an increase of $1,361.

Results of Operations for the Nine Months Ended February 28, 2015 and 2014

Revenues

The Company had no revenues during the nine month periods ended February 28, 2015 and 2014.

General and administrative expenses

General and administrative expenses were $4,118 for the nine months ended February 28, 2015 compared to $120 for the nine months ended February 28, 2014, an increase of $3,998. This increase is primarily due to costs associated with general and administrative costs associated with the change of control of the Company.

Professional fees

Professional fees were $7,850 for the nine months ended February 28, 2015 compared to $11,459 for the nine months ended February 28, 2014, a decrease of $3,489. This decrease is primarily due to a decrease in accounting and auditor fees.

Interest expense

Interest expense for the nine months ended February 28, 2015 was $868 compared to $370 for the nine months ended February 28, 2014, an increase of $498. This increase is primarily due to an increase in imputed interest due to an increase in the outstanding aggregate amount of the convertible notes during 2014.

Net loss

For the reasons above, our net loss for the nine months ended February 28, 2015 was $12,836 compared to $11,829 for the nine months ended February 28, 2014, an increase of $1,007.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 28, 2015 compared to May 31, 2014.

	February 28, 2015	May 31, 2014
Current Assets	$2,475	$0
Current Liabilities	$7,193	$30,488
Working Capital (Deficit)	$(4,718)	$(30,488)

Although we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our projected cash flow deficits from operations and development of alternative revenue sources. As of February 28, 2015, we had a working capital deficit of $4,718. Our financial condition remains poor and raises substantial doubt about our ability to continue as a going concern. We have incurred losses since inception and may incur future losses. During the nine months ended February 28, 2015, we issued unsecured convertible notes in the aggregate amount of $18,382 to a third party lender and used the proceeds to fund our operations. Due to the change of control, this third party lender is no longer willing to commit any further loans to the Company and we are uncertain that we will be able to secure a new source of financing to fund our working capital needs. Should we not be able to continue to secure additional financing when needed, we may be required to suspend our growth and development, reduce the scope of our current business plan or refrain from the development of new businesses, any of which would have a material adverse effect on our business.

Our future capital requirements will depend on the development of new businesses as a result of the change of control; the cost and availability of third-party financing for development; and administrative and legal expenses.

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

Satisfaction of our cash obligations for the next 12 months

As of February 28, 2015, we had cash of $1,225. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our stock, third party financing, sales-generated income, and/or traditional bank financing. As our ability to produce sales-generated income is uncertain due to our recent change of control and the potential change of business of the Company, we do not anticipate generating sufficient revenues to meet our working capital requirements during the next twelve months. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $61,595 and a working capital deficit of $4,718 at February 28, 2015, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by developmental stage companies.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who acts as our principal financial officer, Jeffrey I. Binder, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, Mr. Binder concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

•	All of our financial reporting was carried out by our former Chief Executive Officer, Larry Adelt, prior his resignation on November 12, 2014; and

•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

CLS HOLDINGS USA, INC.

Date: April 13, 2015	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)