Form 10-K
period 2015-05-31
CLS Holdings USA, Inc.
filed 2015-08-28
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 333-174705

CLS HOLDINGS USA, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3369810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1435 Yarmouth Street, Boulder, Colorado 80304
(Address of principal executive offices)

(888) 438-9132
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  20,000,003 shares of common stock par value $0.0001 as of August 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

Cautionary Note Regarding Forward-Looking Statements

This current report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to anticipated future events, future results of operations or future financial performance. These forward-looking statements include, but are not limited to, statements relating to the adequacy of our capital to finance our planned operations, market acceptance of our services and product offerings, our ability to attract and retain key personnel, and our ability to protect our intellectual property. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. The “Risk Factors” section of this current report sets forth detailed risks, uncertainties and cautionary statements regarding our business and these forward-looking statements.

We cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. These cautionary statements should be considered together with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

AVAILABLE INFORMATION

We voluntarily file certain reports under the Securities Exchange Act of 1934 (the “Exchange Act”). Such filings, including annual and quarterly reports, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Stockholders can request copies of these documents upon payment of a duplicating fee by writing to the SEC. The reports we file with the SEC are also available on the SEC’s website (http://www.sec.gov).

iii

PART I

Item 1.    Description of Business

Overview

CLS Holdings USA, Inc. (the “Company”) was originally incorporated as Adelt Design, Inc. on March 31, 2011 to manufacture and market carpet binding art. Production and marketing of carpet binding art never commenced operations.

On November 12, 2014, CLS Labs, Inc., a Nevada corporation formed on May 1, 2014 and originally named RJF Labs, Inc. (“CLS Labs”) acquired 10,000,000 shares, or 55.6%, of the outstanding shares of common stock of the Company from its founder, Larry Adelt. On that date, Jeffrey Binder, the Chairman, President and Chief Executive Officer of CLS Labs, was appointed Chairman, President and Chief Executive Officer of the Company, and Michael Abrams, the Chief Operating Officer of CLS Labs, was appointed the Chief Operating Officer of the Company. Mr. Abrams subsequently resigned as Chief Operating Officer of the Company effective August 15, 2015 and was replaced by Alan Bonsett. On November 20, 2014, the Company adopted amended and restated articles of incorporation, thereby changing its name to CLS Holdings USA, Inc. Effective December 10, 2014, the Company effected a reverse stock split of its issued and outstanding common stock at a ratio of 1-for-0.625 (the “Reverse Split”), wherein 0.625 shares of the Company’s common stock were issued in exchange for each share of common stock issued and outstanding. As a result, 6,250,000 shares of the Company’s common stock were issued to CLS Labs in exchange for the 10,000,000 shares that it owned by virtue of the above-referenced purchase from Larry Adelt.

The Merger

On April 29, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CLS Labs and CLS Merger, Inc. (the “Merger Sub”), a Nevada corporation that was a newly formed, wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, the Merger Sub merged with and into CLS Labs (the “Merger”). Upon the consummation of the Merger, the separate existence of the Merger Sub ceased and CLS Labs, the surviving corporation in the Merger, became a wholly owned subsidiary of the Company, with the Company acquiring the stock of CLS Labs, abandoning its previous business, and adopting the existing business plan and operations of CLS Labs. In connection with the Merger, the 6,250,000 (post Reverse Split) shares of the Company’s common stock owned by CLS Labs were extinguished and the stockholders of CLS Labs were issued an aggregate of 15,000,000 (post Reverse Split) shares of common stock in the Company in exchange for their shares of common stock in CLS Labs.

As a result of the Merger, we acquired the business of CLS Labs and abandoned our previous business. CLS Labs is a company that plans to generate revenues through licensing, fee-for-service and joint venture arrangements related to its proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into saleable concentrates.

For financial reporting purposes, the Merger represents a capital transaction of CLS Labs or a “reverse merger” rather than a business combination, because the sellers of CLS Labs controlled the Company immediately following the completion of the Merger. As such, CLS Labs is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is being treated as a recapitalization of CLS Labs.  Accordingly, the assets and liabilities and the historical operations that are reflected in the Company’s ongoing financial statements are those of CLS Labs and are recorded at the historical cost basis of CLS Labs. The Company’s assets, liabilities and results of operations are consolidated with the assets, liabilities and results of operations of CLS Labs as of the consummation of the Merger.  The Company’s historical capital accounts have been retroactively adjusted to reflect the equivalent number of shares issued by the Company in the Merger while CLS Labs’ historical retained earnings have been carried forward. The historical financial statements of the Company before the Merger have been replaced with the historical financial statements of CLS Labs before the Merger and will be replaced in all future filings with the Securities and Exchange Commission (“SEC”).  The Merger is intended to be treated as a tax-free exchange under Section 368(b) of the Internal Revenue Code of 1986, as amended.

Operations

For the past two years, one of the founders of CLS Labs has been developing a proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. These concentrates may be ingested in a number of ways, including through vaporization via electronic cigarettes (“e-cigarettes”), and used for a variety of pharmaceutical and other purposes. Internal testing of this extraction method and conversion process has revealed that it produces a cleaner, higher quality product and a significantly higher yield than the cannabinoid extraction processes currently existing in the marketplace.

On April 17, 2015, CLS Labs took its first step toward commercializing its proprietary methods and processes by entering into an arrangement (the “Colorado Arrangement”), through its wholly owned subsidiary, CLS Labs Colorado, Inc., a Florida corporation (“CLS Labs Colorado”), with certain Colorado entities, as described below. CLS Labs had not otherwise commercialized its proprietary process and had not earned any revenues prior to the Merger.

We intend to monetize this extraction method and generate revenues through (i) the licensing of our proprietary methods and processes to others, as in the Colorado Arrangement, (ii) the processing of cannabis for others, and (iii) the purchase of cannabis and the processing and sale of cannabis-related products.  We plan to accomplish this through the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can establish a position as one of the premier cannabinoid extraction and processing companies in the industry. Assuming we do so, we then intend to explore the creation of our own brand of concentrates for consumer use, which we would sell wholesale to cannabis dispensaries. We believe that we can create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling. We also plan to offer consulting services through a consulting subsidiary, Cannabis Life Sciences Consulting, LLC (“CLS Consulting”), which will generate revenue by providing consulting services to cannabis-related businesses, including growers, dispensaries and laboratories, and driving business to our processing facilities.

Our mission is to be the industry leader in the extraction, conversion and marketing of cannabinoid oils, wax, edibles and shatter by leveraging our extraction methods and conversion processes. We have an experienced team of executives and consultants who each contribute significant value in the scientific, marketing and licensure arenas. Jeffrey Binder, a founder of CLS Labs and our Chairman, President and Chief Executive Officer, is a seasoned executive with experience in the strategic start-up and growth of companies in several different industries. Raymond Keller, a founder of CLS Labs, developed the aforementioned proprietary process of extracting, cleaning and converting the cannabinoids from the cannabis plant and the associated delivery materials and systems for such cannabinoids. Frank Koretsky, a founder of CLS Labs and director of the Company, is a successful entrepreneur who has proven to be a marketing and brand specialist. Alan Bonsett, our Chief Operating Officer, has extensive experience in the cannabis industry, spanning production and processing facility buildouts, business development and strategic planning, licensing and compliance, and supply chain management.

Mr. Keller developed our proprietary process for extracting, cleaning and converting cannabinoids from cannabis plants.  He has also created various delivery systems and materials to ready the converted cannabis product for different uses by different potential distributors. Mr. Keller contributed this intellectual property to CLS Labs in exchange for stock in CLS Labs, which was subsequently exchanged for stock in the Company in the Merger. The proprietary process is not patented, but is maintained as a trade secret by the Company.  We believe that this proprietary process will allow us to extract and convert cannabinoids contained in cannabis in a manner that produces a greater yield than methods currently used in the industry. We believe this ability and the ability to convert these refined cannabinoids into products that can be used in multiple delivery systems will provide us with a strategic advantage in the cannabis industry.

The Colorado Arrangement

As CLS Labs is unable to obtain a license in Colorado to operate a cannabis processing facility due to residency requirements, on April 17, 2015, it entered into an arrangement through CLS Labs Colorado with Picture Rock Holdings, LLC (“PRH”), a Colorado limited liability company licensed by the State of Colorado as a marijuana infused product manufacturer and retailer, to, among other things, (i) license its proprietary technology, methods and processes to PRH in exchange for a fee; (ii) build a processing facility and lease such facility, including equipment, to PRH; and (iii) loan certain funds to PRH to be used by PRH in connection with its financing of the building out, equipping, and development of a marijuana grow facility (the “Grow Facility”) by PRH that will be operated by a licensed third-party marijuana grower.

Licensing Agreement

On April 17, 2015, CLS Labs Colorado entered into a Licensing Agreement with PRH whereby, in exchange for a license fee payable over the ten (10) year term of the agreement, CLS Labs Colorado granted to PRH an exclusive license for the State of Colorado of certain proprietary inventions and formulas relating to the extraction from, separation and processing (the “Process”) of marijuana to produce certain marijuana-infused products, including edibles, e-liquids, waxes and shatter (the “Products”), and to practice and use the Process in conjunction with the manufacture, production, sale, and distribution of the Products.

Pursuant to the Licensing Agreement, if during its term applicable state and local laws change to permit, in whole or in part, the ownership or issuance of a marijuana-infused products license in Colorado (a “MIP License”), directly or indirectly, by or to a person or entity who is not a Colorado resident, CLS Labs Colorado has the option to demand the transfer of up to a fifty six percent (56%) ownership interest in the MIP Licenses owned by PRH to CLS Labs Colorado or its designees.  In exchange for such a transfer, the license fee due to CLS Labs Colorado under the Licensing Agreement will be reduced in proportion to the percentage ownership interest in the MIP Licenses transferred by PRH to CLS Labs Colorado or its designees.

Lease and Sublease

In connection with the Colorado Arrangement, on April 17, 2015, pursuant to an Industrial Lease Agreement (the “Lease”), CLS Labs Colorado leased 14,392 square feet of warehouse and office space (the “Leased Real Property”) in a building in Denver, Colorado where certain intended activities, including growing, extraction, conversion, assembly and packaging of cannabis and other plant materials, are permitted by and in compliance with state, city and local laws, rules, ordinances and regulations. The Lease has an initial term of seventy-two (72) months and provides CLS Labs Colorado with two options to extend the term of the lease by up to an aggregate of ten (10) additional years.

Contemporaneously with the execution of the Lease, CLS Labs Colorado entered into a Sublease Agreement with PRH (the “Sublease”), thereby subletting the entire Leased Real Property to PRH. The term of the Sublease is the same as the Lease and PRH is required to pay CLS Labs Colorado monthly rent equal to the total rent due under the Lease for the corresponding month.

Equipment Lease

In addition to the above-referenced Sublease, on April 17, 2015, CLS Labs Colorado and PRH entered into an Equipment Lease Agreement (the “Equipment Lease”) whereby, in exchange for a lease payment, CLS Labs Colorado agreed to commence building a fully equipped lab at the Leased Real Property, including purchasing all equipment necessary to extract, convert and provide quality control of all cannabis products of PRH. The Equipment Lease terminates upon the earlier of ten (10) years from its effective date or such earlier date upon which the Lease is terminated. PRH has the option to renew the Equipment Lease for a period of five (5) years, or such lesser period as remains under the Lease at the time of the renewal.

If during the term of the Equipment Lease applicable state and local laws change to permit, in whole or in part, the ownership or issuance of an MIP License, directly or indirectly, by or to a person or entity who is not a Colorado resident, CLS Labs Colorado has the option to demand the transfer of up to a fifty six percent (56%) ownership interest in the MIP Licenses owned by PRH to CLS Labs Colorado or its designees.  In the event of a transfer of MIP Licenses by PRH to CLS Labs Colorado or its designees, the payment due to CLS Labs Colorado under the Equipment Lease will be reduced proportionally to the percentage ownership interest in the MIP Licenses that is transferred.

The Promissory Note

On April 17, 2015, CLS Labs Colorado loaned Five Hundred Thousand Dollars ($500,000) to PRH pursuant to a promissory note (the “Note”) to be used by PRH in connection with the financing of the building out, equipping, and development of the Grow Facility by PRH that will be operated by a licensed third-party marijuana grower.  Pursuant to the Note, as amended by the parties effective June 30, 2015, PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing three (3) months after a certificate of occupancy is issued with respect to the Grow Facility (the “CO Date”) and continuing until paid in full. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing on the CO Date and continuing until paid in full.  All outstanding principal and any accumulated unpaid interest due under the Note is due and payable on the five-year anniversary of the CO Date.

Sale of Non-Pharmaceutical Solutions

In connection with the Colorado Arrangement, CLS Labs Colorado intends to enter into an agreement with PRH whereby PRH will purchase from CLS Labs certain proprietary, non-pharmaceutical solutions developed by CLS Labs or its affiliates (the “Solutions”) that enable consumers who ingest the Products to absorb a greater percentage of the cannabinoid extracts contained therein and, in turn, will enable PRH to incorporate a lower percentage of cannabinoid extracts in the Products without diminishing the potency thereof. The terms of the proposed arrangement have not been finalized and a definitive agreement between the parties has not been reached.

Products and Services

Licensing Operations

In states such as Colorado, where we are unable to obtain a license to operate a cannabis processing facility due to residency or other requirements that we cannot meet, we will continue to enter into arrangements similar to the Colorado Arrangement, whereby we will agree to build out a processing facility and then lease the facility and equipment therein to the customer for what will generally be a ten year term. As part of this arrangement, the customer will be required to enter into an agreement of equal length to license our proprietary technology, methods and processes solely for use in the processing facility.

Processing Revenue

We also intend to enter into arrangements with cannabis growers whereby we will process their cannabis for a fee. Under such arrangements, growers will deliver cannabis plants to one of our facilities for processing. We will then apply our proprietary extraction and conversion technology to generate cannabinoid concentrates which may be delivered to the grower in bulk form or, for an additional fee, in individually-labeled retail-ready packages of oils, edibles, wax or shatter. In exchange for our services, we will either charge the grower a flat fee by weight of the finished product or, in certain instances, we may render our services in exchange for a percentage of the finished product which we will then sell to cannabis distributors or dispensaries.

Processing Facilities

We plan to lease buildings at which to construct processing facilities.  We estimate the cost to develop each facility, including equipping the facility with appropriate equipment, to be between $1,000,000 and $3,000,000 and anticipate that we can complete each build out in approximately 4-6 months after any applicable licensing and permitting requirements have been met.  We currently anticipate, subject to the availability of adequate capital, that we will be able to open between two and three processing facilities, for use either by a licensee or by us directly, in the next 18-24 months.

We expect that each processing facility will have the capacity to process, depending on size, between 2,000 and 5,000 pounds of cannabis per month.  It is our intent not to build out a processing facility unless we believe that it has the potential to process at least 1,000 pounds of cannabis per month after its first twelve months of operations. The revenue generated from processing will vary, state by state and facility by facility, depending upon state law requirements and other factors.

Sale of Products and Brand Creation

Rather than charging growers a fee for our processing services, we may at times purchase unprocessed cannabis plants from growers, process the cannabis in our facility, and then sell the resulting cannabinoid concentrates, such as oils, wax, edibles and shatter, in the wholesale market to distributors or dispensaries. Eventually, we may explore creation of our own brand of concentrates for consumer use, which we would wholesale to cannabis dispensaries. We believe that by standardizing our quality, testing, compliance and labeling, we can create a national brand of concentrates that will be instantly recognizable in each new state that legalizes marijuana sales.

Consulting Services

Through CLS Consulting, we will offer consulting services to cannabis-related businesses such as growers and dispensaries. CLS Consulting consultants will advise clients regarding a variety of areas, such as licensure, growing, marketing and distribution. In addition to the revenue generated for consulting services, we anticipate that CLS Consulting will generate processing and sales business for the Company from grower and dispensary clients.

Growth Strategy

Our growth strategy includes the following plans:

•
Securing capital for the construction of processing centers. We estimate the cost to develop each facility, including equipping the facility with the necessary equipment, to be between $1,000,000 and $3,000,000.

•	Obtaining the necessary state and local licensure for each proposed facility.

•
Securing initial licensing, processing or sales arrangements, as applicable, with growers and dispensaries. Such arrangements may result from marketing efforts, relationships within the industry or the CLS Consulting business.

•
Constructing processing facilities. We anticipate that the construction of each facility can be completed in approximately four to six months after any applicable licensing and permitting requirements have been met.  We currently anticipate, subject to the availability of adequate capital, that we will be able to open between two and three processing facilities within the next 24 months.

•
Expanding per-facility capacity and increasing revenues. After a twelve-month ramp up period, we expect that each processing facility will be able to process, depending on size, between 2,000 to 5,000 pounds of cannabis per month, with the revenue generated therefrom varying state-by-state and facility-by-facility depending upon state law requirements and other factors.

•	Developing a national brand of cannabis concentrates, which will be sold wholesale to dispensaries, through standardization of the testing, compliance and labeling process.

Marketing, Distribution and Customers

The medical marijuana industry is rapidly expanding and is expected to continue to expand as additional states legalize marijuana for medical use. Additionally, the recreational use of marijuana by adults is currently legal in four states and the District of Columbia and a number of states have decriminalized the use of marijuana in some fashion. As various states continue to legalize marijuana for medical and/or recreational use, the number of potential grower and dispensary clients is expected to increase accordingly.

As such, our initial target market consists of licensed cannabis growers and dispensaries. As 10-20% of the cannabis plants harvested by licensed growers are currently being converted to cannabinoid oil, growers are expected to immediately recognize the value added by our premier methods, which should generate higher profit margins by producing a higher yield of cannabinoid oil per pound of cannabis versus the methods that are currently being employed. As our competitive advantage is directly related to our proprietary extraction method and conversion process, and as the value of our services should be immediately recognizable, we intend to target licensed, operating growers and dispensaries with an immediate and substantial need for cannabis processing.  Upon attaining significant market share among growers and dispensaries, we may also target pharmaceutical clientele and other potential customers.

In cases where we either purchase cannabis for processing or keep a portion of the converted cannabis in exchange for processing a larger amount of product for a grower, we will likely sell such processed product either to the grower or dispensary who sold or supplied us with the raw cannabis or sell the processed product to an unrelated distributor or dispensary.  In some cases, we might also process the product and package it for a certain type of use, such as an edible, and sell the processed product to a licensed bakery.

Competition

The cannabinoid extraction business is extremely competitive. We will compete with numerous entities engaged in cannabinoid extraction and conversion, from large commercial enterprises to local “mom and pop” extractors that provide services and wholesale concentrates to local growers. Although many of our expected competitors enjoy established relationships with growers and dispensaries, we intend to differentiate our company by producing higher quality, tested and labeled products and generating a higher yield, and therefore higher profit margins, for growers and dispensaries. A significant challenge that we will encounter, however, is that the quality of cannabis products is not presently regulated or standardized. Products bear quality and concentration labels, but these labels may or may not be accurate or the result of scientific testing. As a result, we will have to educate the market about the value of our testing, compliance and labeling and the higher quality of the cannabinoid concentrates produced by our proprietary process as we cannot readily compare laboratory results of our products to other products on the market.

Trademarks and Other Intellectual Property

We have applied for United States federal trademarks for the names Cannabis Life Sciences and CLS Labs.  Due to federal laws against the use of cannabis, we are uncertain whether any trademark that includes a reference to cannabis will issue.  We have also acquired the Cannabis Life Science, Cannabis Life Sciences and CLS Labs domain names.

Our extraction and processing methods are proprietary, but we have no issued patents. We rely on a combination of confidentiality agreements and procedures as well as trademark and trade secret laws to protect our intellectual property rights.  Our means of protecting our proprietary rights, however, may not be adequate. Despite our efforts, we may be unable to prevent or deter infringement or other unauthorized use of our intellectual property. Time-consuming and expensive litigation may be necessary in the future to enforce these intellectual property rights.

In addition, although we do not believe we are infringing on the rights of others, we cannot assure you that our intellectual property does not infringe the intellectual property rights of others, or will not in the future. If we become liable to third parties for infringing upon their intellectual property rights, we could be required to pay substantial damage awards and be forced to develop non-infringing methods and processes.

Regulation and Licensure

Despite 23 states and the District of Columbia having legalized or decriminalized marijuana use for medical purposes, the prescription, use and possession of marijuana remains illegal under federal law. As such, although we will only operate processing facilities in states that permit the possession, sale and use of cannabis, certain activities of our business, including the possession of cannabis for processing and the sale of cannabis concentrates, will be in violation of federal law. While state-licensed businesses engaged in such activities are currently proceeding largely free from federal prosecution and recently-enacted federal spending legislation prohibits the Department of Justice from using federal funds to prevent states from implementing their own marijuana laws, changes in congress or in the executive administration, including presidential elections, could result in changes to current federal enforcement policies regarding cannabis-related activities which are legal under certain state laws. Therefore, by operating the business, we will face the possibility of civil and criminal sanctions.

Additionally, certain states in which we seek to operate may prohibit non-resident companies from conducting business directly in the state. In such states, we will seek to enter into a collaborative arrangement with a local entity holding the necessary licensure, whereby we will agree to lease our facilities, equipment and employees to the licensed entity in exchange for a fee. Such an arrangement may be difficult to secure and/or expensive to maintain, as we will be reliant on the licensee to maintain its license in order to continue operations.  Further, various state and local licensure application and approval processes may require significant time and expense, and, upon becoming authorized to do business in a state, it may be difficult or expensive for us to comply with the oft-changing laws, regulations and licensure requirements of each state and municipality where we are doing business.

We will need to obtain applicable state licenses in each state in which we will operate processing facilities.  License requirements and procedures vary from state to state.  The initial state in which we plan to operate is Colorado.  Subsequently, we will likely seek to operate in Nevada and Washington.

Employees

We currently have three employees, Jeffrey Binder, who serves as the Chairman, President and Chief Executive Officer of the Company; Alan Bonsett, who was appointed Chief Operating Officer of the Company effective August 15, 2015; and Michael Abrams, who served as Chief Operating Officer prior to August 15, 2015 and will remain an employee of Company until September 1, 2015. We plan to hire a Chief Financial Officer, administrative staff, a lab manager and a consultant, for a total of approximately six employees.  In addition, each processing facility will require six to eight employees, depending upon the size of the facility.

Properties

Our principal offices are located at 1435 Yarmouth Street, Boulder, Colorado 80304. We currently lease office and warehouse space located at 1955 South Quince Street, Denver, Colorado 80231, which is subleased to PRH pursuant to the Colorado Arrangement. We also maintain an administrative office at 3355 SW 59th Avenue, Miami, Florida 33155 and a mailing address at 11767 S. Dixie Highway, Suite 115, Miami, Florida 33156. We will lease additional properties in the states in which we conduct our operations as we open processing facilities.

Item 1A. Risk Factors.

Our business faces certain risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business. If any of the events or circumstances described as risks below or elsewhere in this report actually occurs, our business, results of operations or financial condition could be materially and adversely affected.

Risks Related to the Marijuana Industry

Because the use, sale or possession of marijuana is illegal under federal law, the Company and its officers and employees could be subject to criminal and civil sanctions.

The U.S. Government classifies marijuana as a Schedule I controlled substance, meaning marijuana is an illegal substance under federal law and its prescription, use, sale or possession is a violation thereof. Although 23 states and the District of Columbia allow the use of medical marijuana, 4 states and the District of Columbia have legalized marijuana for adult recreational use, and recently-enacted federal spending legislation prohibits the Department of Justice from using federal funds to prevent states from implementing their own marijuana laws, the United States Supreme Court has ruled that federal laws criminalizing the use of marijuana pre-empt state laws. Thus, even if we limit our business to marijuana-friendly states, by possessing, distributing or even aiding others in distributing marijuana or marijuana-based products such as cannabinoid oils, the Company, its officers, directors and employees may face the prospect of criminal and/or civil sanctions for engaging in activities in violation of federal law and the Company could be at risk of civil and/or criminal forfeiture actions against its assets and operations for such violations. As our business plan depends upon the upon the possession, sale, and use of marijuana and certain cannabinoid extracts, such sanctions or forfeiture actions would be debilitating to the business of the Company and would have a material adverse effect on our operations.

Changes in federal law enforcement policy concerning federal marijuana laws could force a suspension or termination of our operations.

The commercial production, processing, distribution and sale of marijuana within the various states of the United States that have legalized these activities for medical and/or recreational purposes is currently proceeding largely free from federal investigation and prosecution as the result of a number of formal written statements issued by the United States Department of Justice deferring federal law enforcement action on these activities to state and local laws and law enforcement under certain circumstances and recently-enacted federal spending legislation prohibiting the Department of Justice from using federal funds to prevent states from implementing their own marijuana laws. The statements issued by the Department of Justice are, however, only guidelines provided to federal law enforcement agencies in setting priorities for the investigation and prosecution of violations of federal laws criminalizing marijuana and the effects of the federal spending legislation are not yet apparent.

Further, major changes in the executive administration, including presidential elections, particularly ones resulting in a change of political party holding the office of the President, could result in changes to, or even the withdrawal or reversal of, current federal law enforcement policy concerning the investigation and prosecution of activities involving marijuana including those which are legal under certain state laws. Likewise, there are no guarantees that legislation enacted in subsequent years will contain similar marijuana-friendly provisions. As our business plan depends upon the possession, sale, and use of marijuana and certain cannabinoid extracts, a change or reversal of federal law enforcement policy and/or federal spending legislation concerning marijuana would be debilitating to our business as it could result in a temporary suspension or the permanent cessation of our operations.

SEC and stock exchange policies and practices may impair the Company’s ability to raise capital and develop a public market for its securities.

The ability of the Company to raise capital in the public markets is controlled by the rules, policies and practices of the SEC.  Included within the SEC's broad authority over securities markets is the SEC's power to review proposed federal registrations of securities and to determine when and whether such registration statements will be declared effective, which allows a company to commence selling securities in the public markets.  The SEC has expressed concern about allowing companies engaged in a marijuana related business to sell securities in the public markets if their businesses violate federal laws.  If the Company's business is viewed by the SEC as one that violates federal law, the SEC might refuse to allow any registration statement filed by the Company to become effective, thereby denying the Company the ability to sell its securities in the public markets.  Such action would also prevent the Company from registering its common stock for sale by selling securityholders, and thus would render meaningless registration rights of stockholders in the Company.  Although the SEC recently declared the registration statement of a company involved in the marijuana industry effective, it did so in a manner that could discourage firm commitment underwritten offerings in the marijuana industry. This area of law and SEC policies with respect to it are relatively new and untested and could change with time either for the better or the worse. If the SEC prevents the Company from using, or limits the Company’s access to, the public markets to raise capital, such action would have a material adverse effect on the Company.

An investor’s ability to resell the Company’s common stock will largely depend on the Company's ability to establish a secondary trading market for the common stock.  At present, the Company’s common stock is thinly traded on the OTC Bulletin Board.  The Company hopes to be able to list its common stock on an exchange assuming it grows and meets the financial and other typical criteria for such a listing.  The listing of securities on an exchange, however, is not a matter of right, subject only to satisfying published exchange requirements, but is also subject to the discretion of the exchange.  The recognized exchanges may decline to list the securities of a company engaged in a marijuana related business, and at least one such exchange has indicated that it might take such action. If the Company is unable to have its securities listed on a recognized exchange, the Company’s ability to develop a public market for its securities could be adversely impacted, which, in turn, could adversely affect the ability of stockholders to sell their securities at an optimal price or at all.

Even in states where the sale and use of recreational or medical marijuana is permitted, we may be unable to obtain a license and may have to rely on collaborative arrangements with licensed entities.

Certain states in which we seek to operate may prohibit non-resident companies from conducting business directly in the state and/or may require certain licensure, such as a Medical Marijuana Infused Product Manufacturer License (MMIP), for us to conduct our business. In such states, we may be required to enter into a collaborative arrangement with a local entity holding the necessary MMIP license, whereby we would agree to lease our facilities and employees to the licensed entity. Securing such an arrangement may be difficult to enter into and/or expensive to maintain. Additionally, our operations would be entirely dependent on the licensed entity’s ability to maintain the required licenses, and a loss of licensure by the licensed entity would have a material adverse effect on our operations.

In states where we are permitted to operate directly, licensing requirements may be difficult and/or expensive to satisfy and maintain.

In states where we are permitted to operate directly, the licensure application and approval process may require significant time and expense. Additionally, upon becoming authorized to do business in a state, it may be difficult or expensive for us to comply with the various laws, regulations and licensure requirements of each state.  Compliance may also include a subjective factor that could allow a state to revoke our MMIP license even though we believed we were complying with all applicable requirements.  The loss of such an MMIP license for any reason would likely result in a material adverse effect on our operations.

In states where the sale and use of recreational or medical marijuana is permitted, local ordinances and regulations may adversely affect the Company and our strategic collaborators, such as growers and dispensaries.

In addition to the federal pre-emption and state law issues mentioned above, local laws and regulations may impact the Company and our strategic collaborators, such as growers and dispensaries, in jurisdictions where marijuana is legal under state law. Ordinances and regulations related to zoning, limiting the size of growers or levying exorbitant taxes and fees on marijuana-related businesses may have a material adverse effect on business and operations.

Laws and regulations affecting the regulated marijuana industry are constantly changing and we cannot predict the impact of future regulations.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations. Legal or regulatory changes in the jurisdictions in which we operate or intend to operate may require us to incur substantial costs associated with compliance or alterations to our business plan. Further, violations of these ever-changing laws and regulations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations.

Our ability to achieve significant financial success is dependent on additional states and local governments legalizing marijuana.

There can be no assurance that the number of states that allow the use of medical or recreational marijuana will increase and there can be no assurance that the 23 existing states that permit the medical use of marijuana will not reverse their position in the future. As our growth is dependent upon the continued legalization of marijuana for medical and recreational use, the failure of additional states and local governments to legalize marijuana would significantly curtail our growth potential.

The difficulty of the Company to obtain various insurances that are typically available to businesses may expose us to additional risk and financial liabilities.

Workers compensation, general liability, and directors and officers insurance, among other types of business-related insurance, may be more difficult and/or more expensive to secure due to our engagement in the marijuana industry. If we are forced to go without such insurance or pay a substantially higher premium than anticipated, we may be prevented from engaging in certain strategic collaborations or partnerships, our growth may be inhibited, and we may be exposed to additional risk and financial liabilities.

The Company and its clients, partners and strategic collaborators may have difficulty accessing the service of banks.

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed marijuana-related businesses. However, such guidance fell short of the explicit legal authorization that banking industry officials requested from the federal government. To date, it is unclear whether any banks have relied on the guidance and accepted marijuana-related companies as customers. If we, as well as our clients, partners and strategic collaborators, have difficulty accessing the service of banks, we may not have access to the capital necessary to maintain our operations or may be subject to the security risks of a cash business.

The market for our products is unproven.

While consumer demand for marijuana-based products is well established, consumer demand for marijuana e-cigarettes and other products utilizing cannabinoid extracts is unproven. Lack of acceptance by end users and/or the failure of distributors or customers to accept the price point of our products could have a material adverse effect on the Company and could prevent the Company from ever becoming profitable. Further, the cost of educating the market regarding marijuana e-cigarettes and other products utilizing cannabinoid extracts could prove to be unfeasible.

The medical marijuana industry faces strong opposition.

Well-funded, politically significant businesses may provide strong economic and political opposition to the medical marijuana industry and the industry could face a material threat from the pharmaceutical companies as marijuana continues to take market share from their products. Any inroads the pharmaceutical industry makes in halting or rolling back the medical marijuana movement could have a detrimental impact on the market for our products and thus on our business, operations and financial condition.

Financial Risks

CLS Labs is newly formed and has no operations.

CLS Labs was formed on May 1, 2014. Accordingly, the Company's operations are subject to all of the risks inherent with start-up business enterprises. The likelihood of the Company's success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the start-up and initial growth of a new business and the competitive and growing market in which the Company operates. The Company must be regarded as a high risk new and unproven venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. Neither the Company nor CLS Labs has revenues to date, and no assurance can be given that the Company will ever have enough revenues so as to be profitable. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

We may never be profitable.

The Company has never earned a profit and may never become profitable. We expect to incur losses during the foreseeable future as we commence operations. There can be no assurance that we can implement our business plan, that we will become profitable, or that our securities will have any value.

We may encounter start-up delays.

We cannot project the timing of our initial sales following the Merger.  Delays in establishing and implementing our management team, securing relationships with partners and strategic collaborators such as growers and dispensaries, building out facilities, developing products, finalizing sales and marketing structures and/or implementing other portions of the CLS Labs’ business plan may delay start-up, which could negatively affect an investment in the Company.

We have not yet identified or hired a complete management, operations or sales and marketing team and if it takes longer than anticipated or if costs are more than anticipated to do so, we could be adversely affected.

We have not yet identified a complete management, sales or marketing team.  As a result, aside from the directors and officers referenced in this current report, stockholders will not have the benefit of knowing the identities and backgrounds of such team members in making their investment decisions.  In addition, we have estimated the compensation we will have to pay to recruit a qualified management, operations and sales and marketing team and have not engaged a compensation consultant or other professional to estimate such costs, but have relied solely on the judgment of its directors.  If the budgeted compensation expense is not adequate to retain a qualified management, operations, and sales and marketing team, we may need to scale back other aspects of its proposed operations or we may need to raise additional capital to commence operations.  In addition, if it takes longer than anticipated to recruit a qualified team, the commencement of operations could be delayed.  All of these potential issues could have a material adverse impact on the Company.

Risks Related to Our Common Stock

“Penny Stock” rules may make buying or selling our securities difficult.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited stockholders must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker- dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could limit the liquidity and adversely affect the market price for our common stock.

Our common stock is thinly traded, therefore, its price is subject to volatility.

Our securities are quoted on the OTCBB Market (“the OTC Markets”). The OTC Markets are inter-dealer, over-the-counter markets that provide significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities traded on these OTC markets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Markets. Quotes for stocks included on the OTC Markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTC Markets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

Thinly traded, illiquid stock such as ours is more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and that are actively traded on an exchange. We currently do not intend to seek listing on an exchange, and even if we successfully list the common stock on a stock exchange, we nevertheless could not assure stockholders that an organized public market for our common stock would develop. Thus, we cannot assure stockholder that there will at any time in the future be an active trading market for our common stock. Stockholders should purchase shares for long-term investment only.

Our stock price may be volatile and you may not be able to sell your shares for more than what you paid.

Our stock price may be subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to fluctuations in the past and the market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to: quarterly variations in operating results; our ability to control costs and improve cash flow; announcements of innovations or new products by us or by our competitors; changes in investor perceptions; and new products or product enhancements by us or our competitors.

We are not registered under the Exchange Act, and, as a result, we are not required to make certain filings with the SEC which could contain information that is material to potential stockholders.

As a cost-savings measure during our initial operations, we have not registered our Common Stock under the Exchange Act. Therefore, we do not make certain filings with the SEC, such as proxy statements, and our insiders do not make filings with the SEC with respect to their purchase and sale of our securities, which filings would be required if we were be registered under the Exchange Act.  These filings, if we made them, could contain certain information that is material to potential stockholders.  Due to our registration for sale of shares of common stock owned by certain of our stockholders in August 2013, we were required to file annual, quarterly and current reports with the SEC through August 2014. Although we intend to continue to file annual, quarterly and current reports on a voluntary basis, we are no longer required to file any reports with the SEC unless we meet certain requirements that do not currently apply. As our business grows, we intend to apply for listing of our securities on an exchange and register our securities under the Exchange Act. At that time, we would make the additional filings and disclosures required by the Exchange Act; however, that can be no assurance when, if ever, we will complete such registration.

Our amended and restated articles of incorporation and bylaws could discourage acquisition proposals, delay a change in control or prevent other transactions.

Provisions of our amended and restated articles of incorporation and bylaws, as well as provisions of Nevada Corporation Law, may discourage, delay or prevent a change in control of the Company or other transactions that you as a stockholder may consider favorable and may be in your best interest.  The amended and restated articles of incorporation and bylaws contain provisions that: authorize the issuance of shares of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and discourage a takeover attempt; limit who may call special meetings of stockholders; and require advance notice for business to be conducted at stockholder meetings, among other anti-takeover provisions.

Our directors have the authority to issue common and preferred shares without stockholder approval, and preferred shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. We presently have no commitments or contracts to issue any shares of preferred stock.  Authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of our company, could make it less likely that stockholders receive a premium for their shares as a result of any such attempt, and could adversely affect the market prices of, and the voting and other rights, of the holders of outstanding shares of our common stock.

Our common stock is controlled by a group of affiliated stockholders.

Approximately 75% of our common stock is controlled by a group of affiliated stockholders.  Such concentrated control of the Company may adversely affect the price of our common stock.  Stockholders who acquire common stock may have no effective voice in the management of the Company. Sales by this group of stockholders, along with any other market transactions, could affect the market price of the common stock.

As a former shell company, the resale of shares of our restricted common stock in reliance on Rule 144 of the Securities Act is subject to the requirements of Rule 144(i).

Rule 144 under the Securities Act, which generally permits the resale, subject to various terms and conditions, of restricted securities after they have been held for six months will not immediately apply to our common stock because we were at one time a “shell company” under SEC regulations. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Exchange Act. The filing of this current report on Form 8-K starts the running of such one year period. Because, as a former shell company, the reporting requirements of Rule 144(i) will apply regardless of holding period, restrictive legends on certificates for shares of our common stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 270,000,000 shares of capital stock consisting of 250,000,000 shares of common stock and 20,000,000 shares of preferred stock with preferences and rights to be determined by our board of directors. As of May 31, 2015, there were 20,000,003 (post Reverse Split) shares of our common stock and no shares of our preferred stock outstanding.

Any future issuance of our equity may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. We may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants, as payment to providers of goods and services, in connection with future acquisitions or for other business purposes.  Our board of directors may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our certificate of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new stockholder, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded.

We have not obtained an Internal Revenue Service (“IRS”) ruling with respect to the tax consequences of the Merger.

There are risks under the Internal Revenue Code of 1986 that must be considered by any potential investor, and an investment in the Company should be considered only after obtaining advice from an independent, professional adviser. We believe the Merger was a tax-free transaction, but we have not sought or obtained any rulings from the IRS, nor do we intend to seek such rulings in the future, with respect to the tax-free nature of the Merger.

Risks Relating to Competitive Factors

We compete in an industry characterized by extensive research and development efforts and rapid technological progress.

New developments occur and are expected to continue to occur at a rapid pace in the marijuana industry, and there can be no assurance that discoveries or commercial developments by our competitors will not render some or all of our potential products obsolete or non-competitive, which could have a material adverse effect on our business, financial condition and results of operations. We expect to compete with fully integrated and well-established companies in the near- and long-term. Most of these companies have substantially greater financial, manufacturing and marketing experience and resources than us and represent substantial long-term competition. Such companies may succeed in discovering and developing products and/or extraction processes more rapidly than us and may be more successful than us in manufacturing, sales and marketing.

Strategic collaborations may never materialize or may fail.

We intend to explore a variety of strategic collaborations with existing marijuana growers, dispensaries and related businesses. At the current time, we cannot predict what form such collaborations might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and these strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all, and we are unable to predict when, if ever, we will enter into any such strategic collaborations due to the numerous risks and uncertainties associated with establishing strategic collaborations.

Risks relating to Intellectual Property Protection

If we are unable to protect the secrecy of our proprietary process and methods, we may not be able to compete effectively or operate profitably.

We do not have a patent on our proprietary process and methods. Therefore, our success will depend, in large part, on our ability to protect the secrecy of the process and methods. As we hire employees, enter into strategic collaborations and bring our products to market, maintaining this secrecy will become increasingly difficult. If competitors are made aware of our proprietary process and methods, they may be able to duplicate them or independently develop similar or alternative technologies without infringing on our intellectual property rights.

We may rely on trade secrets to protect our process and methods and may attempt to protect these trade secrets, in part, with confidentiality and non-disclosure agreements with our employees, consultants, partners, strategic collaborators and certain contractors, but there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If our proprietary process, methods or related trade secrets become known to competitors, we may be unable to compete effectively, resulting in a material adverse effect on our business, financial condition and results of operations.

We may be subject to litigation with respect to the ownership and use of intellectual property that will be costly to defend or pursue and uncertain in its outcome.

Our success also will depend, in part, on refraining from infringing patents or otherwise violating intellectual property owned or controlled by others. Others may have filed patent applications or have received, or may obtain, issued patents in the United States or elsewhere relating to aspects of our extraction processes or methods, and they may institute litigation against us to protect their intellectual property rights. Such litigation, regardless of the merits, would be extremely expensive and detrimental to our operations. Additionally, it is uncertain whether the issuance of any third-party patents will require us to alter our products or processes, obtain licenses, or cease certain activities. If any licenses are required, there can be no assurance that we will be able to obtain any such licenses on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from pursuing the development and commercialization of certain of our potential products.

Item 2.    Properties.

Our principal offices are located at 1435 Yarmouth Street, Boulder, Colorado 80304. We currently lease office and warehouse space located at 1955 South Quince Street, Denver, Colorado 80231, which is subleased to PRH pursuant to the Colorado Arrangement. We also maintain an administrative office at 3355 SW 59th Avenue, Miami, Florida 33155 and a mailing address at 11767 S. Dixie Highway, Suite 115, Miami, Florida 33156. We will lease additional properties in the states in which we conduct our operations as we open processing facilities.

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

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company was initially incorporated on March 31, 2011 as Adelt Design, Inc. Effective August 21, 2013, our common stock became eligible for quotation on the OTC Bulletin Board under the symbol ADSN. On November 12, 2014, CLS Labs acquired 6,250,000 (post Reverse Split) shares, or 55.6%, of the outstanding common stock of the Company from its founder, Larry Adelt. As a condition to CLS Labs’ purchase of these shares, and pursuant to five stock purchase agreements each dated November 12, 2014, five people or entities unaffiliated with the Company purchased an aggregate of 4,984,376 (post Reverse Split) shares of common stock in the Company from twenty-four stockholders other than Mr. Adelt. The total number of shares acquired by these five purchasers represented 44.3% of the Company’s outstanding shares of common stock. On November 20, 2014, we adopted amended and restated articles of incorporation therein changing the Company’s name to CLS Holdings USA, Inc. Effective December 10, 2014 we changed our stock symbol to “CLSH” to reflect the name change of the Company. Our common stock is currently eligible for quotation on the OTC Bulletin Board under the symbol “CLSH”.  As of August 27, 2015, we have 20,000,003 (post Reverse Split) shares of common stock outstanding held by approximately nine stockholders of record. We have no outstanding shares of preferred stock.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes as of May 31, 2015 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders1	--	--	--
Total	--	--	--

(1)
Pursuant to their respective employment agreements, Jeffrey Binder and Alan Bonsett, who was hired after May 31, 2015, are entitled to receive annual stock options, exercisable at the fair market value of our common stock on the date of grant, in an amount equal to 2% of our annual EBITDA up to $42.5 million and 4% of our annual EBITDA in excess of $42.5 million. Michael Abrams was also entitled to receive stock options upon the same terms, but he is not entitled to any future awards pursuant to the terms of his separation from the Company effective September 1, 2015. We are currently unable to determine the number of shares that could be granted under these plans.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

The Company was incorporated on March 31, 2011 as Adelt Design, Inc. to manufacture and market carpet binding art. Production and marketing of carpet binding art never commenced operations.  On November 20, 2014, the Company changed its name to CLS Holdings USA, Inc.

On April 29, 2015 (the “Closing Date”), the Company, CLS Labs and the Merger Sub consummated the Merger, whereby the Merger Sub merged with and into CLS Labs, with CLS Labs remaining as the surviving entity. As a result of the Merger, we acquired the business of CLS Labs and abandoned our previous business. As such, only the financial statements of CLS Labs are included in this current report.

CLS Labs was originally incorporated in the state of Nevada on May 1, 2014 under the name RJF Labs, Inc. before changing its name to CLS Labs, Inc. on October 24, 2014. It was formed to commercialize a proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. These concentrates may be ingested in a number of ways, including through vaporization via electronic cigarettes (“e-cigarettes”), and used for a variety of pharmaceutical and other purposes. Internal testing of this extraction method and conversion process has revealed that it produces a cleaner, higher quality product and a significantly higher yield than the cannabinoid extraction processes currently existing in the marketplace.

On April 17, 2015, CLS Labs took its first step toward commercializing its proprietary methods and processes by, through its wholly owned subsidiary, CLS Labs Colorado, entering into the Colorado Arrangement, as described in the “Description of Business” herein. To date, CLS Labs has not otherwise commercialized its proprietary process and has not earned any revenues.

We intend to generate revenue through (i) the licensing of proprietary methods and processes, (ii) the processing of cannabis for others, and (iii) the purchase of cannabis and the processing and sale of cannabis-related products.  We plan to accomplish this through the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can establish a position as one of the premier cannabinoid extraction and processing companies in the industry. Assuming we do so, we then intend to explore the creation of our own brand of concentrates for consumer use, which we would sell wholesale to cannabis dispensaries. We believe that we can create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling. We also plan to offer consulting services through CLS Consulting, which will generate revenue by providing consulting services to cannabis-related businesses, including growers, dispensaries and laboratories, and driving business to our processing facilities.

The Company had a net loss of $1,515,587 for the twelve months ended May 31, 2015, resulting in an accumulated deficit as of May 31, 2015 of $1,515,587. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the year ended May 31, 2015 compared to the period from May 1, 2014 (inception) through May 31, 2014.

Revenues

The Company had no revenues for the year ended May 31, 2015 and for the period from inception (May 1, 2014) to May 31, 2014.

Selling, general and administrative expenses

The Company’s general and administrative expenses were $998,994 for the year ended May 31, 2015 compared to $0 for the period from May 1, 2014 (inception) through May 31, 2014. General and administrative expenses consisted primarily of general office expenses, travel costs, costs related to the protection of intellectual property, impairment charges, bank charges and cost associated with research and development.  We expect general and administrative expenses to increase over the next twelve months as we implement our business plan and operations expand.

Professional fees

The Company’s’ professional fees were $504,354 for the year ended May 31, 2015 compared to $0 for the period from May 1, 2014 (inception) through May 31, 2014. Professional fees consisted primarily of legal, investor relations, and business development services. We expect professional fees to increase in future periods as our business grows.

Interest Expense

The Company’s interest expense was $12,239 for the year ended May 31, 2015 compared to $0 for the period from May 1, 2014 (inception) through May 31, 2014. Interest expense consists of $716 of imputed interest, $5,967 of interest on debt and $5,556 of amortization of debt discounts on notes payable.

Net loss

For the reasons above, the Company’s net loss for the year ended May 31, 2015 was $1,515,587 compared to $0 for the period from May 1, 2014 (inception) through May 31, 2014. The net loss per diluted share for the year ended May 31, 2015 was $0.24. This amount was computed based on the weighted average of 6,356,167 shares outstanding during the fiscal year. Following the issuance of common stock in connection with the Merger, there are currently 20,000,003 shares outstanding. If the net loss per share had been computed based on this number rather than the weighted average, the net loss per diluted share would have been $0.13.  We believe this adjusted number is meaningful to shareholders as it is based on our outstanding shares on a post-Merger basis, which represents our initial capitalization as a public company with a new business plan and is the capitalization against which shareholders will likely wish to measure our performance in the future.

Liquidity and Capital Resources

The following table summarizes our current total assets, liabilities and working capital at May 31, 2015 and 2014.

	May 31,	May 31,
	2015	2014
Current Assets	$240,621	$-
Current Liabilities	$875,696	$-
Working Capital (Deficit)	$(635,075)	$-

At May 31, 2015 and May 31, 2014, the Company had a working capital deficit of $635,075 and $0, respectively. This working capital deficit occurred primarily because we had not yet commenced earning revenues at May 31, 2015.  We anticipate that we will commence earning revenues by the second quarter of 2016.  During the year ended May 31, 2015, we obtained loans to cover operating expenses and expenses related to the Merger and the Colorado Arrangement.  This deficit will likely continue to increase until we begin earning revenues but should not be viewed as an indicator of our future performance once we commence earning revenues. We have operated at a loss since inception.

To fund operations during the year ended May 31, 2015, we initially relied on the sale of 15,000,000 shares of our common stock (computed after the Merger on a post Reverse Split basis) to our three founders for $1,000,000.  We later borrowed $200,000 from an unaffiliated individual (the “Convertible Loan”) and $600,000 from Frank Koretsky, a director of the Company (the “Koretsky Loan”).  The Convertible Loan accrues interest at a rate of 15% per annum. We will pay all then accrued interest on the first anniversary of the Convertible Loan and will make eight (8) equal payments of principal together with accrued interest, quarterly in arrears, commencing on July 1, 2016 and continuing until the Convertible Loan paid in full. The holder of the Convertible Loan has the right but not the obligation to make additional loans to us in tranches of $200,000 each, until the earlier of October 29, 2015 or until the holder has made loans to us that in the aggregate equal $1,000,000. At the holder’s election, at any time prior to payment or prepayment of the Convertible Loan in full, all principal and accrued interest under the Convertible Loan may be converted in whole, but not in part, into shares of our common stock.  For each dollar converted, the holder will receive two shares of common stock and a three-year warrant to purchase 1.33 (post Reverse Split) shares of common stock at $0.75 (post Reverse Split) per share. The Koretsky Loan is unsecured, due not earlier than April 23, 2016, and bears interest at a rate of 6% per annum. The balance of the Koretsky Loan terms have not yet been finalized.  If we are unable to repay either the Convertible Loan or the Koretsky Loan when due in 2016, we will need to refinance such loans, and in the absence of being able to do so, could default and be subject to legal action and possible judgments against us, which would likely have a material adverse effect on our ability to grow and implement our business plan.

On April 17, 2015, we indirectly loaned $500,000 to  PRH to be used by PRH in connection with the financing of the building out, equipping and development of a grow facility that will be licensed by a third party grower as part of the Colorado Arrangement.  We also licensed our Process to PRH in conjunction with its manufacture, production, sale and distribution of it marijuana-related Products. Although the development of PRH's processing facility is underway, it is not yet operational and we will not begin to receive payments under our loan to PRH or licensing fees until three months after PRH receives a certificate of occupancy for its facility.  If PRH is unable to complete the facility or commence operations for any reason, there is a substantial risk that it will be unable to repay us and perform its obligations to us.  If this occurred or if the commencement of PRH's operations is delayed for any reason, this would likely delay the date upon which we would commence earning revenues and further increase our need to obtain cash to meet our liquidity needs from other sources.

Over the next twelve months we will require significant additional capital to cover our projected cash flow deficits due to the Colorado Arrangement and related agreements, the repayment of the Convertible Loan and the Koretsky Loan, the implementation of our business plan, and the development of alternative revenue sources.  Additionally, we anticipate that we will devote  resources to research and development related to the refinement of our proprietary methods and processes and development of new products. We estimate research and development costs of between $50,000 and $100,000 during the next 12 months.  Finally, during the next 12-18 months, we plan to construct and open two to three processing facilities for use either by a licensee or by us directly.  We anticipate that the build out and opening of each processing facility will require between $1,000,000 and $3,000,000 in capital, with additional capital required for liquidity to cover personnel, equipment, and other operating expenses with respect to each opened facility.

We currently have three employees, Jeffrey Binder, who serves as the Chairman, President and Chief Executive Officer of the Company; Alan Bonsett, who was appointed Chief Operating Officer of the Company effective August 15, 2015; and Michael Abrams, who served as Chief Operating Officer prior to resigning effective August 15, 2015 and will remain our employee until September 1, 2015.   In an effort to assist us conserve cash, Mr. Binder has deferred all of his salary (approximately $100,000 as of May 31, 2015) to date.  We also utilize the services of an outside investor relations consultant. We pay the consultant a monthly fee of $6,000 at the beginning of each month and have awarded the consultant 120,000 shares of restricted common stock that vest at a rate of 10,000 shares per month.  During the year ended May 31, 2015, we paid $30,000 to the consultant and 50,000 (post Reverse Split) shares vested.  As of August 27, 2015, 10,000 (post Reverse Split) additional shares had vested and we anticipate that the remaining 60,000 (post Reverse Split) shares will vest over the next eight months.  During the year ended May 31, 2015, we expensed $37,500 for the vested shares.

We plan to hire a Chief Financial Officer, administrative staff, a lab manager and a consultant, for a total of approximately six employees.  In addition, each processing facility will require six to eight employees, depending upon the size of the facility. We also intend to use the services of independent consultants and contractors, such as our investor relations consultant, to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently as we implement our business plan. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future. We are unable to estimate the cost of additional personnel at this time, but we expect such costs to be significant.

We do not currently have the capital necessary to meet our liquidity needs, fund our capital requirements or implement our business plan. We intend to fund our cash flow and capital requirements during the next year from the proceeds of the sale of our common stock, by obtaining additional loans and with cash generated through operations in connection with the Colorado Arrangement. There can be no assurance that we will be able to meet our needs, however, as we have not yet received any commitments for the purchase of our equity securities or for additional loans.  Further, although we anticipate that we will begin receiving payments pursuant to the Licensing Agreement and Equipment Lease during the second quarter of 2016, the Colorado Arrangement has not generated revenue to date and, as described above, there can be no assurance that it will ever generate sufficient cash to repay the $500,000 loan from CLS Labs Colorado or to meet PRH's obligations under the Licensing Agreement or Equipment Lease. We anticipate that we will incur operating losses during the next twelve months.

Going concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, has an accumulated deficit of $1,515,587 and had working capital deficit of $635,075 at May 31, 2015. In addition, we do not currently have the cash resources to meet our operating commitments during the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by developmental stage companies.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs, to borrow capital and to raise equity to support the opening of additional processing facilities and to finance ongoing operations. There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and stockholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

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

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CLS Holdings USA, Inc.

We have audited the accompanying consolidated balance sheets of CLS Holdings USA, Inc. as of May 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the year ended May 31, 2015 and the period from inception (May 1, 2014) to May 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CLS Holdings USA, Inc. as of May 31, 2015 and 2014, and the results of its operations, changes in shareholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
August 28, 2015

CLS HOLDINGS USA, INC.
CONSOLIDATED BALANCE SHEETS

	May 31	May 31
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$208,821	$-
Prepaid expenses	31,800	-
Note receivable, current, net of allowance of $100,000	-	-
Total current assets	240,621	-

Security deposit	50,000	-
Note receivable, noncurrent, net of allowance of $400,000	-	-
Intangible assets, net	2,158	-
Total assets	$292,779	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$145,024	$-
Accrued compensation, related party	106,250	-
Due to related party	18,455	-
Accrued interest	2,630	-
Accrued interest, related party	3,337	-
Notes payable, related party	600,000	-
Total current liabilities	875,696	-

Noncurrent liabilities
Convertible notes payable, net of debt discount	5,556	-
Total Liabilities	881,252	-

Commitments and contingencies	-	-

Stockholder's equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 20,000,003 and zero shares issued and outstanding at May 31, 2015 and 2014	2,000	-
Additional paid-in capital	887,614	-
Stock payable	37,500	-
Accumulated deficit	(1,515,587)	-
Total stockholder's equity	(588,473)	-

Total liabilities and stockholders' equity	$292,779	$-

See notes to the consolidated financial statements.

CLS HOLDINGS USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period
		May 1, 2014
	For the Year	(Inception)
	Ended	Through
	May 31,	May 31,
	2015	2014

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Selling, general and administrative expenses	998,994	-
Professional fees	504,354	-
Total operating expenses	1,503,348	-

Operating loss	(1,503,348)	-

Other (income) expense:
Interest expense	12,239	-
Total other expense	12,239	-

Income (Loss) before income taxes	(1,515,587)	-

Income tax expense	-	-

Net income (loss)	$(1,515,587)	$-

Net income (loss) per share - basic	$(0.24)	$-

Net income (loss) per share - diluted	$(0.24)	$-

Weighted average shares outstanding - basic	6,356,167	-

Weighted average shares outstanding - diluted	6,356,167	-

See notes to the consolidated financial statements.

CLS HOLDINGS USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid In	Stock	Accumulated
	Amount	Value	Capital	Payable	Deficit	Total

Balance, May 1, 2014 (inception)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at May 31, 2014	-	-	-	-	-	-

Issuance of founders shares	15,000,000	1,500	998,500	-	-	1,000,000
Effect of reverse merger	5,000,003	500	(311,602)	-	-	(311,102)
Imputed interest	-	-	716	-	-	716
Value of vested portion of shares to be issued to a service provider	-	-	-	37,500	-	37,500
Discount due to beneficial conversion feature and warrants	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	(1,515,587)	(1,515,587)
Balance, May 31, 2015	20,000,003	2,000	887,614	37,500	(1,515,587)	(588,473)

See notes to the consolidated financial statements.

CLS HOLDINGS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
		May 1, 2014
	For the	(Inception)
	Year Ended	Through
	May 31	May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,515,587)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	716	-
Impairment of note receivable	500,000	-
Stock-based compensation	37,500	-
Amortization of debt discount	5,556	-
Changes in assets and liabilities:
Deposits	(50,000)	-
Prepaid expenses	(38,955)	-
Accounts payable and accrued expenses	136,327	-
Accrued compensation, related party	106,250	-
Due to related parties	18,455	-
Accrued interest, related party	3,337	-
Accrued interest	2,630	-

Net cash used in operating activities	(793,771)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of cash for note receivable	(500,000)	-
Payments to acquire intangible assets	(2,158)	-
Payments for investment in shell company	(295,250)	-

Net cash used in investing activities	(797,408)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,000,000	-
Proceeds from related party note	600,000	-
Proceeds from issuance of convertible note	200,000	-

Net cash provided by financing activities	1,800,000	-

Net increase in cash and cash equivalents	208,821	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$208,821	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount due to beneficial conversion feature and warrants	$200,000	$-
Stock issued to founder for intellectual property	$500	$-
Effect of reverse merger	$16,352	$-

See notes to the consolidated financial statements.

CLS HOLDINGS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

CLS Holdings USA, Inc. (the “Company”) was originally incorporated as Adelt Design, Inc. (“Adelt”) on March 31, 2011 to manufacture and market carpet binding art. Production and marketing of carpet binding art never commenced operations.

On November 12, 2014, CLS Labs, Inc. (“CLS Labs”) acquired 10,000,000 shares, or 55.6%, of the outstanding shares of common stock of Adelt from its founder, Larry Adelt. On that date, Jeffrey Binder, the Chairman, President and Chief Executive Officer of CLS Labs, was appointed Chairman, President and Chief Executive Officer of the Company, and Michael Abrams, the Chief Operating Officer of CLS Labs, was appointed the Chief Operating Officer of Adelt. On November 20, 2014, Adelt adopted amended and restated articles of incorporation, thereby changing its name to CLS Holdings USA, Inc. Effective December 10, 2014, the Company effected a reverse stock split of its issued and outstanding common stock at a ratio of 1-for-0.625 (the “Reverse Split”), wherein 0.625 shares of the Company’s common stock were issued in exchange for each share of common stock issued and outstanding. As a result, 6,250,000 shares of the Company’s common stock were issued to CLS Labs in exchange for the 10,000,000 shares that it owned by virtue of the above-referenced purchase from Larry Adelt.

The Merger

CLS Labs was originally incorporated in the state of Nevada on May 1, 2014 under the name RJF Labs, Inc.  RJF Labs, Inc. changed its name to CLS Labs, Inc. on October 24, 2014.

On April 29, 2015, the Company, CLS Labs and CLS Merger Inc., a Nevada corporation and wholly owned subsidiary of CLS Holdings, entered into an Agreement and Plan of Merger (the “Merger Agreement”) and completed a merger, whereby CLS Merger Inc. merged with and into CLS Labs, with CLS Labs remaining as the surviving entity (the “Merger”). Upon the consummation of the Merger, the shares of the common stock of CLS Holdings owned by CLS Labs were extinguished and the stockholders of the Company were issued an aggregate of 15,000,000 (post Reverse Split) shares of common stock in CLS Holdings in exchange for their shares of common stock in CLS Labs. As a result of the Merger, the Company acquired the business of CLS Labs and abandoned our previous business.

For financial reporting purposes, the Merger represents a capital transaction of CLS Labs or a “reverse merger” rather than a business combination, because the sellers of CLS Labs controlled the Company immediately following the completion of the Merger. As such, CLS Labs is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is being treated as a recapitalization of CLS Labs.  Accordingly, the assets and liabilities and the historical operations that will be reflected in the Company’s ongoing financial statements will be those of CLS Labs and will be recorded at the historical cost basis of CLS Labs. The Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of CLS Labs after consummation of the Merger.  The Company’s historical capital accounts will be retroactively adjusted to reflect the equivalent number of shares issued by the Company in the Merger while CLS Labs’ historical retained earnings will be carried forward. The historical financial statements of the Company before the Merger will be replaced with the historical financial statements of CLS Labs before the Merger in all future filings with the Securities and Exchange Commission, or “SEC”.  The Merger is intended to be treated as a tax-free exchange under Section 368(b) of the Internal Revenue Code of 1986, as amended.

Operations

The Company has a proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. These concentrates may be ingested in a number of ways, including through vaporization via electronic cigarettes (“e-cigarettes”), and used for a variety of pharmaceutical and other purposes. Internal testing of this extraction method and conversion process has revealed that it produces a cleaner, higher quality product and a significantly higher yield than the cannabinoid extraction processes currently existing in the marketplace. The Company has not commercialized its proprietary process or otherwise earned any revenues.  The Company plans to generate revenues through licensing, fee-for-service and joint venture arrangements related to its proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into saleable concentrates.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $1,515,587 as of May 31, 2015. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or the sale of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company has adopted a fiscal year end of May 31st.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of CLS Holdings USA, Inc., and its wholly owned operating subsidiaries, CLS Labs, Inc. and CLS Labs Colorado, Inc.  All material intercompany transactions have been eliminated upon consolidation of these entities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $208,821 and $0 as of May 31, 2015 and 2014.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs for the year ended May 31, 2015 and for the period from inception (May 1, 2014) to May 31, 2014.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $32,769 and $0 for the years ended May 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments

Pursuant to ASC No. 825, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheets. The carrying amount of the Company’s cash and cash equivalents, note receivable, notes payable, accounts payable and accrued expenses, none of which is held for trading, approximates their estimated fair values due to the short-term maturities of those financial instruments.

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3 - Significant unobservable inputs that cannot be corroborated by market data.

Revenue Recognition

The Company applies the revenue recognition provisions pursuant to ASC No. 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The guidance outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.

Basic and Diluted Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully-diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the year ended May 31, 2015 and for the period from May 1, 2014 (inception) through May 31, 2014.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740.  The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have an immaterial impact on the Company’s consolidated financial statements.

On June 19, 2014, the Company adopted the amendment to (Topic 718) Stock Compensation: Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendment for accounting for share based payments, when an award provides that a performance target that affects vesting could be achieved after an employee completes the requisite service period shall be accounted for as a performance condition. The performance target shall not be reflected in estimating the fair value of the award at the grant date, and compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and will represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect the awards that ultimately vest. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 4 - MERGER WITH CLS LABS

On April 29, 2015, the Company, CLS Labs and CLS Merger, Inc., a Nevada corporation and wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) and completed a merger, whereby CLS Merger, Inc. merged with and into CLS Labs, with CLS Labs remaining as the surviving entity (the “Merger”). Upon the consummation of the Merger, the shares of the common stock of CLS Holdings owned by CLS Labs were extinguished and the stockholders of CLS Labs were issued an aggregate of 15,000,000 (post Reverse Split) shares of common stock in the Company in exchange for their shares of common stock in CLS Labs. As a result of the Merger, the Company acquired the business of CLS Labs and abandoned its previous business.

Pro Forma Results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of CLS Labs had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

Twelve months ended
May 31, 2015
Total Revenue	-
Net loss attributable to CLS Holdings USA, Inc.	(2,200,788)
Basic net income (loss) per common share	(0.35)
Diluted net income (loss) per common share	(0.35)
Weighted average shares - basic	6,356,167
Weighted average shares - diluted	6,356,167

NOTE 5 - PREPAID EXPENSES

Prepaid expenses consist of the following as of May 31, 2015 and 2014:

	May 31,	May 31,
	2015	2014
Prepaid legal fee	$3,466	$-
Prepaid consulting fees	28,334	-
Total prepaid expenses	$31,800	$-

NOTE 6 - NOTE RECEIVABLE

On April 17, 2015, CLS Labs Colorado, Inc., a wholly owned subsidiary of the Company, loaned $500,000 (the “Note”) to Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”) to be used by PRH in connection with the financing of the building out, equipping, and development of a grow facility by PRH that will be operated by a licensed third-party marijuana grower.  Pursuant to the Note, as amended by the parties effective June 30, 2015, PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing three (3) months after a certificate of occupancy is issued with respect to the grow facility (the “CO Date”) and continuing until paid in full. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing on the CO Date and continuing until paid in full.  All outstanding principal and any accumulated unpaid interest due under the Note is due and payable on the five-year anniversary of the CO Date.  In the event of default as defined in the agreements underlying the Note, all amounts under the Note shall become at once due and payable.  During the year ended May 31, 2015, the Company recorded an impairment related to the note receivable in the amount of $500,000.  This receivable is recorded on the balance sheet as of May 31, 2015 in the amount of $0, net of allowance in the amount of $500,000.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $145,024 at May 31, 2015 consist of legal fees and other trade payables.  The Company had no accounts payable or accrued liabilities at May 31, 2014.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of May 31, 2015 the Company had related party payables in the amount of $18,455 due to directors and officers of the Company for expenses paid on behalf of the Company. The Company recorded imputed interest of $716 during the year end May 31, 2015 on $17,930 of the $18,455 due to a director and officer of the Company.

As of May 31, 2015, the Company had accrued compensation in the amount of $106,250 due to Jeffrey Binder pursuant to his employment agreement, as amended. Mr. Binder has deferred all salary since the commencement of the agreement.

During the year ended May 31, 2015, three founding shareholders were each issued 5,000,000 (post Reverse Split) common shares for a total of 15,000,000 (post Reverse Split) founder shares.  The transaction was valued at $1,000,000.  The Company received cash proceeds of $1,000,000 from two shareholders and intellectual property from a third shareholder.  Due to the related party nature, no value was assigned to the intellectual property exchanged for stock.

During the year ended May 31, 2015, the Company borrowed $600,000 from Frank Koretsky, a director of the Company, to fund operations.  This loan is unsecured, due not less than one year after the date of the loan, and bears interest at a rate of 6% per annum.  As of May 31, 2015, the outstanding principal balance was $600,000 and the Company had accrued interest in the amount of $3,337. The balance of the loan terms have not yet been finalized.

On April 17, 2015, prior to Alan Bonsett’s appointment as Chief Operating Officer, the Company, through CLS Colorado, entered into an arrangement with PRH (the “Colorado Arrangement”) to, among other things, (i) license its proprietary technology, methods and processes to PRH in Colorado in exchange for a fee; (ii) sub-lease warehouse and office space in Denver, Colorado to PRH where PRH can grow, extract and process cannabis and other plant products in exchange for lease payments totaling an aggregate of $1,067,067 over a seventy-two (72) month term; (iii) build a processing facility and lease such facility, including equipment, to PRH in exchange for a monthly fee; and (iv) loan $500,000 to PRH to be used by PRH in connection with its financing of the building out, equipping, and development of a marijuana grow facility. Mr. Bonsett, as an owner of PRH, will indirectly receive the benefits of the Colorado Arrangement.  Because construction of the Grow Facility is not yet complete, the business to be operated by PRH pursuant to the Colorado Arrangement has not yet produced revenues.

NOTE 9 - NOTES PAYABLE

Convertible Note

On April 29, 2015, the Company issued a convertible note to an unaffiliated individual (the “Holder”) in the amount of $200,000 (the “Convertible Note”).  Interest accrues on the Convertible Note at a rate of 15% per annum. On the first anniversary of the Convertible Note, the Company shall pay all then accrued interest. Thereafter, the Company shall make eight (8) equal payments of principal together with accrued interest, quarterly in arrears, commencing on July 1, 2016 and continuing on the same day of each October, January, April and July thereafter until paid in full.  All outstanding principal and any accumulated unpaid interest thereon shall be due and payable on the third anniversary of note.

The Holder has the right but not the obligation to make additional loans to the Company (the "Subsequent Loans"), in tranches of $200,000 each, until the earlier of October 29, 2015 or until the Holder has made loans to Company that in the aggregate equal $1,000,000.  The Holder shall provide the Company with not less than five (5) business days’ notice of its desire to make a Subsequent Loan and the Company shall accept such Subsequent Loan and execute a promissory note, in the form of, and at the interest rate set forth in,  the Convertible Note evidencing such Subsequent Loan.

At the Holder’s election, at any time prior to payment or prepayment of the Convertible Note in full, all principal and accrued interest under the Convertible Note may be converted in whole, but not in part, into shares of common stock of Company. For each dollar converted, the Holder shall receive two shares of common stock and a three-year warrant to purchase 1.33 shares (post Reverse Split) of common stock at $0.75 per share (post Reverse Split).

As of May 31, 2015 the outstanding principal balance on the Convertible Note was $200,000 and the Company had accrued interest in the amount of $2,630 on this note.

Beneficial Conversion Feature of Convertible Note

The Company calculated the fair value of the beneficial conversion features embedded in the Convertible Note via the intrinsic value method. The Company also calculates the fair value of the detachable warrants offered with the Convertible Note via the Black-Scholes valuation method.  The value of the conversion feature and the detachable warrants are considered discounts to the Convertible Note, to the extent the aggregate value of the warrants and conversion features did not exceed the face value thereof. These discounts were amortized to interest expense over the term of the Convertible Note.

The Company recorded a discount to the Convertible Note in the amount of $200,000.  The discount was comprised of $100,000 related to the beneficial conversion feature embedded in the Convertible Note and $100,000 for the detachable warrants.  During the year ended May 31, 2015 the Company amortized $5,556 of this discount to interest expense. As of May 31, 2015, the Company had unamortized discount on the Convertible Note in the amount of $194,444.

Koretsky Note

During the year ended May 31, 2015, the Company borrowed $600,000 from Frank Koretsky, a director of the Company, to fund operations.  This loan is unsecured, due not less than one year after the date of the loan, and bears interest at a rate of 6% per annum.  As of May 31, 2015 the outstanding principal balance was $600,000 and the Company had accrued interest in the amount of $3,337. The balance of the loan terms have not yet been finalized.

NOTE 10 - STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.    The Company had 20,000,003 and zero shares (post Reverse Split) of common stock issued and outstanding as of May 31, 2015 and 2014, respectively.

Effective December 10, 2014, the Company effected a reverse stock split of its common stock then issued and outstanding at a ratio of 1-for-0.625. A total of 18,000,000 shares of common stock were outstanding immediately prior to the reverse split, and a total of 11,250,000 shares of common stock were outstanding after the reverse stock split.

During the year ended May 31, 2015, three founding shareholders were each issued 5,000,000 (post Reverse Split) shares of common stock for a total of 15,000,000 (post Reverse Split) founder shares.  The transaction was valued at $1,000,000.  The Company received cash proceeds $1,000,000 from two shareholders and intellectual property from a third shareholder.  Due to the related party nature, no value was assigned to the intellectual property exchanged for stock.

On April 29, 2015, a net amount of 5,000,003 shares (post Reverse-Split) of Common Stock were issued pursuant to the Merger Agreement (Note 1) in accordance with the financial accounting treatment for a Reverse Merger.  These shares of Common Stock represent the shares issued to the Company's shareholders other than the former shareholders of CLS Labs, Inc. prior to the Merger.

The Company recorded a discount on its Convertible Note (Note 9) in the amount of $200,000.  The discount was comprised of $100,000 related to the beneficial conversion feature embedded in the Convertible Note and $100,000 for the detachable warrants.

The Company recorded imputed interest of $716 during the year end May 31, 2015 on $17,930 due to a director and officer of the Company.

Restricted Stock Agreements

In October 2014, the Company agreed to issue 120,000 (post Reverse Split) shares of restricted common stock to a consultant.  These shares vest at a rate of 10,000 (post Reverse Split) shares per month.  The stock was valued at $90,000. The agreement was suspended at the end of January 2015 until completion of the Merger and began again in May 2015.  During the year ended May 31, 2015, 50,000 (post Reverse Split) shares vested and the Company recognized $37,500 in expenses for the vested shares.  As of May 31, 2015 the Company has $37,500 included in stock to be issued on the accompanying balance sheet.  Subsequent to May 31, 2015, the Company and consultant agreed to terminate the agreement.

NOTE 11 - INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

As of May 31, 2015, the Company had incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	May 31,	May 31,
	2015	2014
Federal and State Statutory Rate	35%	35%
Net operating loss carry forwards	500,417	-
Valuation allowance for deferred tax assets	(500,417)	-
Net deferred tax assets	-	-

As of May 31, 2015 and 2014, the Company had net operating loss carry forwards of approximately $500,417 and $0 available to offset future taxable income.  The net operating loss carry forwards, if not utilized, will begin to expire in 2035.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at May 31, 2015.  The Company had no uncertain tax positions as of May 31, 2015.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

On April 17, 2015, the Company entered into an arrangement (the “Colorado Arrangement”), through its wholly owned subsidiary, CLS Labs Colorado, Inc., a Florida corporation (“CLS Labs Colorado”), via a number of agreements with certain Colorado entities, including the following:

i.
a Licensing Agreement with Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”), whereby, in exchange for a license fee payable over the ten (10) year term of the agreement, CLS Labs Colorado granted to PRH an exclusive license for the State of Colorado of certain proprietary inventions and formulas relating to the extraction from, separation and processing (the “Process”) of marijuana to produce certain marijuana-infused products, including edibles, e-liquids, waxes and shatter (the “Products”), and to practice and use the Process in conjunction with the manufacture, production, sale, and distribution of the Products. Pursuant to the Licensing Agreement, if during its term applicable state and local laws change to permit, in whole or in part, the ownership or issuance of a marijuana-infused products license in Colorado (a “MIP License”), directly or indirectly, by or to a person or entity who is not a Colorado resident, CLS Labs Colorado has the option to demand the transfer of up to a fifty six percent (56%) ownership interest in the MIP Licenses owned by PRH to CLS Labs Colorado or its designees in exchange for a proportionate reduction in license fees.

ii.
an Industrial Lease Agreement (the “Lease”) with Casmir-Quince, LLC, a Colorado limited liability company, whereby CLS Labs Colorado leased 14,392 square feet of warehouse and office space (the “Leased Real Property”) in a building in Denver, Colorado where certain intended activities, including growing, extraction, conversion, assembly and packaging of cannabis and other plant materials, are permitted by and in compliance with state, city and local laws, rules, ordinances and regulations. The Lease has an initial term of seventy-two (72) months and provides CLS Labs Colorado with two options to extend the term of the lease by up to an aggregate of ten (10) additional years.

iii.
a Sublease Agreement with PRH (the “Sublease”), thereby subletting the entire Leased Real Property to PRH. The term of the Sublease is the same as the Lease and PRH is required to pay CLS Labs Colorado monthly rent equal to the total rent due under the Lease for the corresponding month.

iv.
an Equipment Lease Agreement (the “Equipment Lease”) with PRH, whereby, in exchange for a lease payment, CLS Labs Colorado agreed to commence building a fully equipped lab at the Leased Real Property, including purchasing all equipment necessary to extract, convert and provide quality control of all cannabis products of PRH. The Equipment Lease terminates upon the earlier of ten (10) years from its effective date or such earlier date upon which the Lease is terminated. PRH has the option to renew the Equipment Lease for a period of five (5) years, or such lesser period as remains under the Lease at the time of the renewal. If during the term of the Equipment Lease applicable state and local laws change to permit, in whole or in part, the ownership or issuance of an MIP License, directly or indirectly, by or to a person or entity who is not a Colorado resident, CLS Labs Colorado has the option to demand the transfer of up to a fifty six percent (56%) ownership interest in the MIP Licenses owned by PRH to CLS Labs Colorado or its designees in exchange for a proportionate reduction in lease payments.

v.
a promissory note (the “Note”) pursuant to which CLS Labs Colorado loaned Five Hundred Thousand Dollars ($500,000) to PRH to be used by PRH in connection with the financing of the building out, equipping, and development of the Grow Facility by PRH that will be operated by a licensed third-party marijuana grower.  PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing on July 1, 2015 and continuing until paid in full. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing on July 1, 2015 and continuing until paid in full.  All outstanding principal and any accumulated unpaid interest due under the Note is due and payable on April 1, 2020.

Effective June 30, 2015, CLS Labs Colorado and PRH agreed to defer all payments due from PRH to CLS Labs Colorado pursuant to the Note and Licensing Agreement until three months after the development of the Grow Facility is complete and a certificate of occupancy has been issued.

Consulting Agreements

In September 2014, the Company entered into a three month consulting agreement at a monthly rate of $25,000 which commenced upon completion of the Merger.  During the year ended May 31, 2015 the Company paid $25,000 under this agreement.

In October 2014, the Company entered into a one year consulting agreement.  During the year ended May 31, 2015 the Company paid a retainer of $80,000 and an additional $35,000 for meeting certain milestones.  The Company is amortizing the retainer over the term of the consulting agreement.  During the year ended May 31, 2015 the Company recognized $91,667 in expense related to this agreement.

In October 2014, the Company entered into a one year consulting agreement for investor relations.  The Company pays a monthly fee of $6,000 at the beginning of each month and awarded 120,000 (post Reverse Split) shares of restricted common stock that vests at a rate of 10,000 (post Reverse Split) shares per month.  The agreement was suspended at the end of January 2015 until completion of the Merger and began again in May 2015.  During the year ended May 31, 2015, the Company paid $37,500 under this agreement and 50,000 (post Reverse Split) shares vested.  As of May 31, 2015 the Company has $37,500 included in stock to be issued on the accompanying balance sheet.  Subsequent to May 31, 2015 the Company and consultant agreed to terminate the agreement.

NOTE 13 - EMPLOYMENT AGREEMENTS

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman, President and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs' common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.

On April 28, 2015, Mr. Binder, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed to, in addition to his obligations to CLS Labs, serve the Company and its subsidiaries in such roles as the Company may request. In exchange, the Company agreed to assume the obligations of CLS Labs to Mr. Binder with respect to annual salary and annual stock options, as referenced above. As of May 31, 2015, Mr. Binder had deferred all compensation payable pursuant to the agreement.

CLS Labs and Michael Abrams entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Abrams served as CLS Labs’ Chief Operating Officer and earned an annual salary of $150,000. Under the agreement, Mr. Abrams was also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs' common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Abrams was entitled to a one-time signing bonus of 250,000 shares of common stock of CLS Labs.

On April 28, 2015, Mr. Abrams, CLS Labs and the Company entered into an addendum to Mr. Abrams’s employment agreement whereby Mr. Abrams agreed to, in addition to his obligations to CLS Labs, serve the Company and its subsidiaries in such roles as the Company may request. In exchange, the Company agreed to assume the obligations of CLS Labs with respect to Mr. Abrams’ annual salary and annual stock options, as referenced above, and agreed to issue Mr. Abrams 250,000 (post Reverse Split) shares of the Company’s common stock in lieu of CLS Labs’ signing bonus, in exchange for Mr. Abrams serving as its Chief Operating Officer.

NOTE 14 - SUBSEQUENT EVENTS

The Company and Michael Abrams mutually agreed to terminate the employment agreement dated October 1, 2014 between RJF Labs, Inc. (now known as CLS Labs, Inc.) and Mr. Abrams, as amended, effective September 1, 2015. The Company and Mr. Abrams agreed that Mr. Abrams would resign as Chief Operating Officer effective as of August 15, 2015 and serve as consultant to the Company after his employment terminated on September 1, 2015. The parties further agreed that neither party would have any further obligations under the Employment Agreement as of such date.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett is entitled to a one-time signing bonus of 250,000 (post Reverse Split) shares of restricted common stock of the Company, which will become fully vested one year from the effective date of the agreement. Mr. Bonsett, as an owner of PRH, will indirectly receive the benefits of the Colorado Arrangement, as discussed in Note 8. Because construction of the Grow Facility is not yet complete, the business to be operated by PRH pursuant to the Colorado Arrangement has not yet produced revenues.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Jeffrey Binder, our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Binder concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	We do not have an independent board of directors or audit committee or adequate segregation of duties;

●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to our limited resources.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Below are the names of and certain information, including business experience during the past five years, regarding our current executive officers and directors:

Name	Age	Title	Term Expires
Jeffrey Binder	68	Chairman, President, Chief Executive Officer and Director	2017
Frank Koretsky	63	Director	2016
Alan Bonsett	42	Chief Operating Officer	--

Our amended and restated articles of incorporation provide that the board of directors be divided into three classes with each class serving a staggered three-year term. Initially, the term of Class I expires at our 2015 annual meeting, the term of Class II expires at our 2016 annual meeting, and the term of Class III expires at our 2017 annual meeting. Frank Koretsky serves as the sole member of Class II and Jeffrey Binder serves as the sole member of Class III. Class I is currently unrepresented. We have not yet scheduled a 2015 annual meeting and are uncertain whether we will do so due to our present desire to conserve cash and focus on financing the Company.  If we do not hold such a meeting, the Class I director may be elected by our existing directors once we identify a suitable candidate to serve until our 2018 annual meeting . Executive officers are appointed by the board of directors and serve at its pleasure.

Jeffrey Binder, Chairman, President, Chief Executive Officer and Director

Jeffrey Binder was one of the individuals who founded CLS Labs in 2014 and he has served as its Chairman, President, Chief Executive Officer and a director from inception until the consummation of the Merger. Upon CLS Labs acquiring control of the Company on November 12, 2014, Mr. Binder was appointed Chairman, President, Chief Executive Officer and a director of the Company.  He continues to serve in these roles for the Company following the Merger. Since 2008, Mr. Binder has served as founder, Chairman and President of Power 3 Network, Inc., a company that develops websites and back offices for home-based businesses. In 2003, Mr. Binder founded Infinity 8, Inc., a software development company, where he served as its Chairman, Treasurer and a director until 2011. In addition to his employment history, Mr. Binder has invested in and mentored several start-up and mid-stage companies, through his private holding company, JeMJ Financial Services, Inc., which he formed in 1988 and for which he serves as Chairman, President and a director.   Through JeMJ, Mr. Binder invested in GGL Industries, Inc., a private holding company that owned Sterling Yacht and Classic Motor Carriages, as well as various other companies, as had extensive real estate holdings.    Mr. Binder received his Juris Doctorate from the National Law Center, George Washington University, in 1971, where he received the honor of membership in the Order of the Coif.  He also served as a legislative assistant to  Adlai Stevenson II, a United States Senator for Illinois, and practiced Law at Sonnenschein Nath & Rosenthal, LLP, Chicago, Illinois for five years.

Frank Koretsky, Director

Frank Koretsky was a founder and a director of CLS Labs. Upon consummation of the Merger, Mr. Koretsky was appointed a director of the Company. It is expected that Mr. Koretsky will also serve as a consultant to the Company following the Merger.  Since 1995, Mr. Koretsky has served as the President of East Coast News Corp., a leading company in the adult product distribution industry. As a result of Mr. Koretsky's business experience, he brings a strong background in management, marketing and branding to the Company.

Alan Bonsett, Chief Operating Officer

Mr. Bonsett has extensive experience in the cannabis industry, spanning production and processing facility buildouts, business development and strategic planning, licensing and compliance, and supply chain management from grower to processing center to  dispensary. From December 2014 until July 2015, Mr. Bonsett was principal of Picture Rock Holdings, LLC (“PRH”), a marijuana extraction company, and President of Picture Rock Management, Inc., its management company. From February 2014 until July 2015, Mr. Bonsett served as Chief Executive Officer of Redwood Investment Partners, LLC, a wholesale medical and recreational marijuana grow facility in Denver, Colorado. From March 2014 until July 2015, Mr. Bonsett was a member and head of sales and marketing of Herbal Medical Institute, LLC, a medically-infused marijuana production kitchen and wholesaler. From November 2014 until July 2015, Mr. Bonsett served as Chief Operating Officer of NoBo Investment Partners, LLC, a marijuana consulting firm. From November 2014 until April 2015, Mr. Bonsett was a consultant for Personalized Organic Treatments, LLC, a medical marijuana dispensary and grow facility. From June 2013 until October 2014, Mr. Bonsett served as co-owner and general manager of Colorado Product Services, LLC d/b/a Doctor’s Garden, a multi-location medical marijuana dispensary and grow facility. From December 2012 until May 2013, Mr. Bonsett was employed as head of the wholesale department of Holly Medicinal Services, LLC d/b/a The Clinic, a multi-location medical marijuana dispensary and grow facility. Mr. Bonsett, who graduated from Arizona State University with a bachelor’s degree in business, was self-employed as a real estate project manager from December 2009 until November 2012 and spent over twelve years as a mortgage and real estate professional prior to his involvement in the marijuana industry.

Board of Directors and Corporate Governance

Upon the closing of the Merger, Frank Koretsky was appointed to our board of directors. The board currently consists of two (2) members and is divided into three classes with each class of directors serving a staggered three-year term. Frank Koretsky holds office until our 2016 annual meeting and Jeffrey Binder holds office until our 2017 annual meeting.

Board Independence and Committees

We are not currently listed on any national securities exchange or quoted on an inter-dealer quotation system that has a requirement that certain of the members of the board of directors be independent. In evaluating the independence of its members and the composition of its planned committees, the board of directors utilizes the definition of “independence” developed by the Nasdaq Stock Market and in SEC rules, including the rules relating to the independence standards in audit committee members and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act. The board of directors has determined that none of its current members is independent.

The board of directors expects to continue to evaluate whether and to what extent the members of the board of directors are independent. The Company intends to appoint persons to the board of directors who will meet the corporate governance requirements imposed by a national securities exchange. Therefore, the Company expects that in the future a majority of its directors will be independent directors of which at least one director will qualify as an “audit committee financial expert,” within the meaning of SEC rules.

Additionally, the board of directors expects to appoint an audit committee, governance committee and compensation committee and to adopt charters relative to each such committee in the future.

Code of Ethics

As we are not currently registered under the Exchange Act, we are not required to have adopted a written code of ethics. Nevertheless, the board of directors expects to adopt a code of ethics that is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation.

The following table sets forth information concerning the compensation earned by our officers and directors for the fiscal year ended May 31, 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Binder, Chairman, President and CEO1	2015	-	-	-	-	100,000	-	100,000
Michael Abrams, COO	2015	100,000	-	-	-	-	-	100,000

1At present Mr. Binder also acts as our principal financial officer.

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman, President and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs' common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.

On April 28, 2015, Mr. Binder, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed to, in addition to his obligations to CLS Labs, serve the Company and its subsidiaries in such roles as the Company may request. In exchange, the Company agreed to assume the obligations of CLS Labs to Mr. Binder with respect to annual salary and annual stock options, as referenced above. As of May 31, 2015, Mr. Binder had deferred all compensation payable pursuant to the agreement.

CLS Labs and Michael Abrams entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Abrams served as CLS Labs’ Chief Operating Officer and earned an annual salary of $150,000. Under the agreement, Mr. Abrams was also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs' common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Abrams was entitled to a one-time signing bonus of 250,000 (post Reverse Split) shares of common stock of CLS Labs.

On April 28, 2015, Mr. Abrams, CLS Labs and the Company entered into an addendum to Mr. Abrams’s employment agreement whereby Mr. Abrams agreed to, in addition to his obligations to CLS Labs, serve the Company and its subsidiaries in such roles as the Company may request. In exchange, the Company agreed to assume the obligations of CLS Labs with respect to Mr. Abrams’ annual salary and annual stock options, as referenced above, and agreed to issue Mr. Abrams 250,000 (post Reverse Split) shares of the Company’s common stock in lieu of CLS Labs’ signing bonus, in exchange for Mr. Abrams serving as its Chief Operating Officer.

Effective September 1, 2015, the Company and Mr. Abrams mutually agreed to terminate his employment agreement. In connection with the agreement, Mr. Abrams resigned as Chief Operating Officer effective as of August 15, 2015 and will serve as an employee until September 1, 2015.  Following such date, Mr. Abrams will serve as a consultant to the Company. The parties further agreed that Mr. Abrams will be released from certain non-compete provisions of the employment agreement and neither party will have any further obligations under the Employment Agreement as of such date.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett is entitled to a one-time signing bonus of 250,000 (post Reverse Split) shares of restricted common stock of the Company, which will become fully vested one year from the effective date of the agreement.

Outstanding Equity Awards at Fiscal Year Ended May 31, 2015

The following table provides information with respect to outstanding stock options, restricted stock held by our named executive officers at May 31, 2015:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jeffrey Binder, Chairman, President and CEO	--	--	--	--	N/A	--		--	--	--

Michael Abrams, COO	--	--	--	--	N/A	250,000	1	187,500	--	--

1          Mr. Abrams was awarded a signing bonus of 250,000 (post Reverse Split) shares of restricted common stock pursuant to his employment agreement. Such shares will not vest due to Mr. Abrams’ separation from the Company effective September 1, 2015.

Director Compensation

The Company has not paid its directors any compensation for services on its board of directors.  The directors are, however, entitled to receive compensation as determined by the board of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of August 27, 2015 by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Our only class of voting securities is our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement. To our knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o CLS Holdings USA, Inc., 11767 S. Dixie Hwy, Suite 115, Miami, FL 33156.  Pursuant to SEC rules, includes shares that the person has the right to receive within 60 days from August 20, 2015.

Name and Address of Beneficial Owner1	Amount and Nature of Beneficial Ownership2 (post Reverse Split)	Percentage of Class3
Jeffrey I. Binder	5,000,000	24.7%
Raymond Keller	5,000,000	24.7%
Frank Koretsky	5,000,000	24.7%
Michael Abrams	--	--
Alan Bonsett	250,000	1.2%
All directors and executive officers as a group (3 persons)	10,250,000	50.6%

1	Except as otherwise indicated, the persons named in this table have sole voting, investment and dispositive power with respect to all shares of common stock listed.

2
Reflects the extinguishment of the 6,250,000 (post Reverse Split) shares of Common Stock owned by CLS Labs and the issuance of 15,000,000 (post Reverse Split) shares of Common Stock to the stockholders of CLS Labs in connection with the Merger and the planned issuance of 250,000 (post Reverse Split) shares of Common Stock to Alan Bonsett pursuant to his employment agreement. Excludes any impact of stock options expected to be issued in connection with employment agreements for Mr. Binder and Mr. Bonsett.

3
Percentages are based upon 20,250,003 (post Reverse Split) shares of our common stock, which number includes the 20,000,003 shares outstanding as of August 27, 2015 and the planned issuance of 250,000 (post Reverse Split) shares to Mr. Bonsett.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman, President and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs' common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.

On April 28, 2015, Mr. Binder, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed to, in addition to his obligations to CLS Labs, serve the Company and its subsidiaries in such roles as the Company may request. In exchange, the Company agreed to assume the obligations of CLS Labs to Mr. Binder with respect to annual salary and annual stock options, as referenced above. As of May 31, 2015, Mr. Binder had deferred all compensation payable pursuant to the agreement.

CLS Labs and Michael Abrams entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Abrams served as CLS Labs’ Chief Operating Officer and earned an annual salary of $150,000. Under the agreement, Mr. Abrams was also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs' common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Abrams was entitled to a one-time signing bonus of 250,000 shares of common stock of CLS Labs.

On April 28, 2015, Mr. Abrams, CLS Labs and the Company entered into an addendum to Mr. Abrams’s employment agreement whereby Mr. Abrams agreed to, in addition to his obligations to CLS Labs, serve the Company and its subsidiaries in such roles as the Company may request. In exchange, the Company agreed to assume the obligations of CLS Labs with respect to Mr. Abrams’ annual salary and annual stock options, as referenced above, and agreed to issue Mr. Abrams 250,000 shares of the Company’s common stock in lieu of CLS Labs’ signing bonus, in exchange for Mr. Abrams serving as its Chief Operating Officer.

Effective September 1, 2015, the Company and Mr. Abrams mutually agreed to terminate his employment agreement. In connection with the agreement, Mr. Abrams resigned as Chief Operating Officer effective as of August 15, 2015 and will serve as an employee until September 1, 2015.  Following such date, Mr. Abrams will serve as a consultant to the Company. The parties further agreed that Mr. Abrams will be released from certain non-compete provisions of the employment agreement and neither party will have any further obligations under the Employment Agreement as of such date.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett is entitled to a one-time signing bonus of 250,000 shares of restricted common stock of the Company, which will become fully vested one year from the effective date of the agreement. Mr. Bonsett, as an owner of PRH, will indirectly receive the benefits of the Colorado Arrangement.  Because construction of the Grow Facility is not yet complete, the business to be operated by PRH pursuant to the Colorado Arrangement has not yet produced revenues.

During the year ended May 31, 2015, the Company borrowed $600,000 from Frank Koretsky, a director of the Company, to fund operations.  This loan is unsecured, due not less than one year after the date of the loan, and bears interest at a rate of 6% per annum.  As of May 31, 2015 the outstanding principal balance was $600,000 and the Company had accrued interest in the amount of $3,337. The balance of the loan terms have not yet been finalized.

CLS Labs

On May 1, 2014, Jeffrey Binder and Frank Koretsky each purchased 100 shares of the common stock of CLS Labs for $500,000.  Raymond Keller received 100 shares of the common stock of CLS Labs in exchange for certain intellectual property contributions. Upon consummation of the Merger, Messrs. Binder, Koretsky and Keller each received 5,000,000 shares, or 24.7%, of the common stock of the Company, in exchange for their respective shares of the common stock of CLS Labs.

Anticipated Consulting Agreements

The Company and Frank Koretsky plan to enter into a consulting agreement.  Pursuant to the agreement, which will have a term of three years, Mr. Korestky will be paid between $100,000 and $150,000 per annum for performing certain consulting services related to marketing, branding, new product development and business development.

The Company and Raymond Keller also plan to enter into a consulting agreement. Pursuant to the agreement, which will have a term of three years, Mr. Keller will be paid between $100,000 and $150,000 per annum for performing certain consulting services including supervising the opening of labs, training the lab manager and staff in CLS Labs' proprietary process for extracting oil from cannabinoids, and periodically inspecting lab operations.

Pre-Merger Transactions

On April 19, 2011, Larry Adelt, the Company’s founder, former President and Chief Executive Officer, loaned the Company an advance of $100 in cash, which was recorded as a current liability as of May 31, 2011. The loan was non-interest bearing and due on demand. On November 12, 2014, Mr. Adelt confirmed that the Company’s $100 debt had been satisfied.

On August 15, 2013, the Company registered for sale 8,000,000 (5,000,000 post- Reverse Split) shares of common stock of the Company owned by Larry Adelt pursuant to the Company’s Registration Statement declared effective by the SEC on August 21, 2013. Larry Adelt sold 8,000,000 (5,000,000 post Reverse Split) shares of his common stock at a price of $0.001 per share pursuant to the Registration Statement.

During the years ended May 31, 2013 and 2014, the Company issued unsecured notes in the aggregate amount of $161 and $4,999, respectively, to BK Consulting to fund its operations.  The unsecured notes bore interest at a rate of 8% annually and were due on demand.  Additionally, from inception through November 3, 2014, the Company issued unsecured convertible notes in the aggregate amount of $28,057 to BK Consulting and used the proceeds to fund its operations. The unsecured convertible notes were non-interest bearing, due on demand and convertible into common stock at a rate $0.002 per share. On November 11, 2014, BK Consulting forgave all outstanding loans, promissory notes and other indebtedness of the Company to BK Consulting, including, but not limited to, all amounts owed pursuant to the above-referenced unsecured notes and convertible notes.

On November 12, 2014, Larry Adelt, the Company’s founder, former President and Chief Executive Officer, sold all of his 10,000,000 (6,250,000 post Reverse Split) shares of common stock in the Company to CLS Labs for $295,250 in a private transaction.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

Fees paid for audit services totaled approximately $7,250 during the year ended May 31, 2015. These amounts include fees associated with the annual audit of our financial and statutory statements, reviews of our quarterly financial statements and of our quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Audit-Related Fees

We did not pay any fees for audit-related services in the year ended May 31, 2015.

Tax Fees

We did not pay any fees for tax-related services in the year ended May 31, 2015.

All Other Fees

We did not procure any other services from our auditors during the year ended May 31, 2015.

PART IV

Item 15.  Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated April 28, 2015 by and among CLS Holdings USA, Inc., CLS Merger, Inc., and CLS Labs, Inc. (incorporated by reference from Exhibit 2.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

3.1	Articles of Incorporation of Adelt Design, Inc. (incorporated by reference from Exhibit 3.1 in the Company’s Registration Statement filed with the SEC on June 3, 2011).

3.2
Amended and Restated Articles of Incorporation of CLS Holdings USA, Inc. (incorporated by reference from Exhibit 1.1 in the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).

3.3	Bylaws of Adelt Design, Inc. (incorporated by reference from Exhibit 3.3 in the Company’s Registration Statement filed with the SEC on June 3, 2011).

3.4	Amended and Restated Bylaws of CLS Holdings USA, Inc. (incorporated by reference from Exhibit 1.2 in the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).

4.1	Form of Stock Certificate (incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

10.1
Employment Agreement dated October 1, 2014 between CLS Labs, Inc. and Jeffrey Binder (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015) (1).

10.2
Addendum to Employment Agreement dated April 28, 2015 between CLS Labs, Inc., CLS Holdings USA, Inc. and Jeffrey Binder (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015) (1).

10.3
Employment Agreement dated October 1, 2014 between CLS Labs, Inc. and Michael Abrams(incorporated by reference from Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015) (1).

10.4
Addendum to Employment Agreement dated April 28, 2015 between CLS Labs, Inc., CLS Holdings USA, Inc. and Michael Abrams (incorporated by reference from Exhibit 10.4 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015) (1).

10.5
Lease dated April 17, 2015 between Casimir-Quince, LLC, and CLS Labs Colorado, Inc. (incorporated by reference from Exhibit 10.5 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

10.6
Sublease Agreement dated April 17, 2015 between CLS Labs Colorado, Inc. and Picture Rock Holdings, LLC. (incorporated by reference from Exhibit 10.6 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

10.7
Licensing Agreement dated April 17, 2015 between CLS Labs Colorado, Inc. and Picture Rock Holdings, LLC. (incorporated by reference from Exhibit 10.7 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

10.8
Equipment Lease dated April 17, 2015 between CLS Labs Colorado, Inc. and Picture Rock Holdings, LLC. (incorporated by reference from Exhibit 10.8 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

10.9
Restricted Stock Grant Agreement dated April 28, 2015 between CLS Holdings USA, Inc. and Michael Abrams(incorporated by reference from Exhibit 10.9 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).(1)

10.10
Subscription for Property Agreement dated July 16, 2014 between CLS Labs, Inc. and Raymond Keller (incorporated by reference from Exhibit 2.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

Exhibit No.	Description

10.11
Promissory Note dated April 17, 2015 between CLS Labs Colorado, Inc. and Picture Rock Holdings, LLC (incorporated by reference from Exhibit 10.11 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

10.12
Confidentiality, Non-Compete and Proprietary Rights Agreement dated July 16, 2014 between CLS Labs, Inc. and Raymond Keller (incorporated by reference from Exhibit 2.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

10.13
Employment Agreement dated August 18, 2015 between CLS Holdings USA, Inc. and Alan Bonsett (incorporated by reference from Exhibit 10.1 on the Company's Current Report on Form 8-K filed with the SEC on August 20, 2015) (1).

21.1	Subsidiaries of CLS Holdings USA, Inc.*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1) Management Contract or Compensation Plan

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS HOLDINGS USA, INC.

Date: August 28, 2015	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Jeffrey I. Binder	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	August 28, 2015
Jeffrey I. Binder

/s/ Frank Koretsky	Director	August 28, 2015
Frank Koretsky