Form 10-Q
period 2015-08-31
CLS Holdings USA, Inc.
filed 2015-10-13
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-174705

CLS HOLDINGS USA, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3369810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1435 Yarmouth Street, Boulder, Colorado 80304
(Address of principal executive offices) (Zip Code)

(888) 438-9132
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
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,060,003 shares (post reverse-split) of $0.0001 par value common stock outstanding as of October 09, 2015.

CLS HOLDINGS USA, INC.

FORM 10-Q
Quarterly Period Ended August 31, 2015

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to “CLS Holdings USA, Inc.,” the “Company,” “we,” “our” or “us” means CLS Holdings USA, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to anticipated future events, future results of operations or future financial performance. These forward-looking statements include, but are not limited to, statements relating to the adequacy of our capital to finance our planned operations, market acceptance of our services and product offerings, our ability to attract and retain key personnel, and our ability to protect our intellectual property. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2015	2015

ASSETS
Current assets
Cash and cash equivalents	$61,240	$208,821
Prepaid expenses	19,466	31,800
Note receivable, related party, current, net of allowance of $100,000 and $100,000	-	-
Total current assets	80,706	240,621

Security deposit	50,000	50,000
Property, plant and equipment, net of accumulated depreciation of $223 and $0	2,451	-
Note receivable related party, noncurrent, net of allowance of $400,000 and $400,000	-	-
Intangible assets, net of accumulated amortization of $72 and $0	2,086	2,158
Total assets	$135,243	$292,779

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$196,082	$145,024
Accrued compensation, related party	137,500	106,250
Due to related party	17,930	18,455
Accrued interest	10,192	2,630
Accrued interest, related party	12,789	3,337
Notes payable, related party	750,000	600,000
Total current liabilities	1,124,493	875,696

Noncurrent liabilities
Convertible notes payable, net of debt discount of $177,778 and $194,444	22,222	5,556
Total Liabilities	1,146,715	881,252

Commitments and contingencies	-	-

Stockholder's equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 20,060,003 and 20,000,003 shares issued and outstanding at August 31, 2015 and May 31, 2015	2,006	2,000
Additional paid-in capital	932,879	887,614
Stock payable	45,742	37,500
Accumulated deficit	(1,992,099)	(1,515,587)
Total stockholder's equity	(1,011,472)	(588,473)

Total liabilities and stockholders' equity	$135,243	$292,779

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31,	August 31,
	2015	2014

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Selling, general and administrative expenses	184,407	94,020
Professional fees	258,154	28,076
Total operating expenses	442,561	122,096

Operating loss	(442,561)	(122,096)

Other (income) expense:
Interest expense	33,951	-
Total other expense	33,951	-

Income (Loss) before income taxes	(476,512)	(122,096)

Income tax expense	-	-

Net income (loss)	$(476,512)	$(122,096)

Net income (loss) per share - basic	$(0.02)	$(0.01)

Net income (loss) per share - diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic	20,001,960	15,000,000

Weighted average shares outstanding - diluted	20,001,960	15,000,000

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31,	August 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(476,512)	$(122,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	271	-
Issuance of stock for services	25,950	-
Stock-based compensation	27,292	-
Amortization of debt discount	16,666	-
Depreciation and amortization	295	-
Changes in assets and liabilities:
Prepaid expenses	12,334	(5,680)
Accounts payable and accrued expenses	51,058	23,756
Accrued compensation, related party	31,250	-
Due to related parties	(525)	-
Accrued interest, related party	9,452	-
Accrued interest	7,562	-

Net cash used in operating activities	(294,907)	(104,020)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to acquire equipment	(2,674)	-

Net cash used in investing activities	(2,674)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	529,322
Proceeds from related party note	150,000	-

Net cash provided by financing activities	150,000	529,322

Net increase in cash and cash equivalents	(147,581)	425,302

Cash and cash equivalents at beginning of period	208,821	-

Cash and cash equivalents at end of period	$61,240	$425,302

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to founder for intellectual property	$-	$500

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

CLS Holdings USA, Inc. (the “Company”) was originally incorporated as Adelt Design, Inc. (“Adelt”) on March 31, 2011 to manufacture and market carpet binding art. Production and marketing of carpet binding art never commenced operations.

On November 12, 2014, CLS Labs, Inc. (“CLS Labs”) acquired 10,000,000 shares, or 55.6%, of the outstanding shares of common stock of Adelt from its founder, Larry Adelt. On that date, Jeffrey Binder, the Chairman, President and Chief Executive Officer of CLS Labs, was appointed Chairman, President and Chief Executive Officer of the Company. On November 20, 2014, Adelt adopted amended and restated articles of incorporation, thereby changing its name to CLS Holdings USA, Inc. Effective December 10, 2014, the Company effected a reverse stock split of its issued and outstanding common stock at a ratio of 1-for-0.625 (the “Reverse Split”), wherein 0.625 shares of the Company’s common stock were issued in exchange for each share of common stock issued and outstanding. As a result, 6,250,000 shares of the Company’s common stock were issued to CLS Labs in exchange for the 10,000,000 shares that it owned by virtue of the above-referenced purchase from Larry Adelt.

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

The Company has adopted a fiscal year end of May 31st.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $61,240 and $208,821 as of August 31, 2015 and May 31, 2015, respectively.

Property, Plant and Equipment

Property and equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over the estimated useful lives.  Computer equipment is being depreciated over a three year period.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs for the three months ended August 31, 2015 and 2014.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred no research and development costs for the three months ended August 31, 2015 and 2014, respectively.

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

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three months ended August, 31, 2015 and 2014.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“this Update”) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $1,992,099 as of August 31, 2015. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or the proceeds from the sale of securities. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Merger with CLS Labs

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

For financial reporting purposes, the Merger represents a capital transaction of CLS Labs or a “reverse merger” rather than a business combination, because the sellers of CLS Labs controlled the Company immediately following the completion of the Merger. As such, CLS Labs is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is being treated as a recapitalization of CLS Labs.  Accordingly, the assets and liabilities and the historical operations reflected in the Company’s ongoing financial statements are those of CLS Labs and are recorded at the historical cost basis of CLS Labs. The Company’s assets, liabilities and results of operations have been consolidated with the assets, liabilities and results of operations of CLS Labs after consummation of the Merger.  The Company’s historical capital accounts have been retroactively adjusted to reflect the equivalent number of shares issued by the Company in the Merger while CLS Labs’ historical retained earnings have been carried forward. The historical financial statements of the Company before the Merger will be replaced with the historical financial statements of CLS Labs before the Merger in all future filings with the Securities and Exchange Commission, or “SEC”.  The Merger is intended to be treated as a tax-free exchange under Section 368(b) of the Internal Revenue Code of 1986, as amended.

Pro Forma Results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of CLS Labs had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

Three Months
Ended
August 31,
2014
Total revenue	$-
Net loss attributable to CLS Holdings USA, Inc.	(128,657)
Basic net income (loss) per common share	(0.01)
Diluted net income (loss) per common share	(0.01)
Weighted average shares - basic	15,000,000
Weighted average shares - diluted	15,000,000

Note 4 – Prepaid Expenses

Prepaid expenses consist of the following as of August 31, 2015 and May 31, 2015:

	August 31,	May 31,
	2015	2015
Prepaid legal fees	$13,466	$3,466
Prepaid consulting fees	1,000	28,334
Other prepaid fees	5,000	-
Total	$19,466	$31,800

Note 5 – Security Deposit

The company has a security deposit in the amount of $50,000 at August 31, 2015 and May 31, 2015.  This amount consists of a deposit to secure office and warehouse space.

Note 6 – Property, Plant and Equipment

Property, plant and equipment consist of the following at August 31, 2015 and May 31, 2015.

	August 31,	May 31,
	2015	2015
Computer equipment	$2,674	$-
	2,674	-
Less: accumulated depreciation	(223)	-
Net book value	$2,451	$-

Depreciation expense totaled $223 and $0 for the three months ended August 31, 2015 and 2014, respectively.

Note 7 – Intangible Assets

Intangible assets consist of the following at August 31, 2015 and May 31, 2015.

	August 31,	May 31,
	2015	2015
Domain name	$2,158	$2,158
	2,158	2,158
Less: accumulated amortization	(72)	-
Intangible assets, net	$2,086	$2,158

Total amortization expense charged to operations for the three months ended August 31, 2015 and 2014 was $72 and $0, respectively.  The domain name is being amortized over a period of 60 months.

Note 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities of $196,082 and $145,024 at August 31, 2015 and May 31, 2015 consist of legal fees and other trade payables.

Note 9 – Notes Payable

Convertible Note Payable

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

During the three months ended August 31, 2015 and 2014, the Company accrued interest in the amount of $7,562 and $0, respectively, on this note.  As of August 31, 2015 and May 31, 2015 the outstanding principal balance on the Convertible Note was $200,000 and the Company had accrued interest in the amount of $10,192 and $2,630, respectively on this note.

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

The Company recorded a discount to the Convertible Note in the amount of $200,000 during the year ended May 31, 2015.  The discount was comprised of $100,000 related to the beneficial conversion feature embedded in the Convertible Note and $100,000 for the detachable warrants.  During the three months ended August 31, 2015 the Company amortized $16,666 of this discount to interest expense. As of August 31, 2015 and May 31, 2015, the Company had unamortized discounts on the Convertible Note in the amount of $177,778 and $194,444.

Koretsky and Binder Notes

During the year ended May 31, 2015, the Company borrowed $600,000 from Frank Koretsky, a director of the Company, to fund operations.  During the three months ended August 31, 2015 the Company borrowed an additional $130,000 from Mr. Koretsky to fund operations.  These loans are unsecured, due not less than one year after the date they were made, and bear interest at a rate of 6% per annum.  As of August 31, 2015 and May 31, 2015, the outstanding principal balance was $730,000 and $600,000 and the Company had accrued interest in the amount of $12,723 and $3,337. The balance of the loan terms have not yet been finalized.

During the three months ended August 31, 2015 the Company borrowed $20,000 from Jeffrey Binder, a director and officer of the Company, to fund operations.  This loan is unsecured, due not less than one year after the date of the loan, and bears interest at a rate of 6% per annum.  As of August 31, 2015 and May 31, 2015, the outstanding principal balance was $20,000 and $0 and the Company had accrued interest in the amount of $66 and $0. The balance of the loan terms have not yet been finalized.

Note 10 – Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.    The Company had 20,060,003 and 20,000,003 shares (post Reverse Split) of common stock issued and outstanding as of August 31, 2015 and May 31, 2015, respectively.

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

The Company recorded imputed interest of $271 and $0 during the three months ended August 31, 2015 and 2014 on related party payables due to a director and officer of the Company.

On July 22, 2015, the Company agreed to issue 5,000 shares of common stock, valued at $5,750 based on the stock price at July 22, 2015, as part of a consulting agreement.  On August 26, 2015 the Company agreed to issue an additional 10,000 shares of common stock, valued at $12,700 based on the stock price on August 26, 2015, to extend the agreement.  As a result the Company had included $18,450 in stock payable on the accompanying balance sheet as of August 31, 2015.

On August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Mr. Bonsett is entitled to a one-time signing bonus of 250,000 (post Reverse Split) shares of restricted common stock of the Company, which will become fully vested one year from the effective date of the agreement.  As of August 31, 2015, no shares have been issued.  The Company valued the shares at $327,500 based on the stock price at August 3, 2015 and is amortizing them over the term of the employment agreement.  During the three months ended August 31, 2015 the Company recognized $27,292 in share based compensation, which is included in stock payable on the accompanying balance sheet.

On August 28, 2015, the Company issued 60,000 shares of common stock, valued at $45,000, to a consultant for services.  Of these shares, 50,000, valued at $37,500, were included in stock payable as of May 31, 2015.

Note 11 – Related Party Transactions

During the three months ended August 31, 2015 and 2014, the Company accrued related party payables in the amount of $0 and $0, respectively, for amounts due to officers and directors related to expenses paid on behalf of the Company.  As of August 31, 2015 and May 31, 2015 the Company had related party payables in the amount of $17,930 and $18,455.

During the three months ended August 31, 2015 and 2014, the Company recorded imputed interest of $271 and $0, respectively on related party payables due to a director and officer of the Company.

During the three months ended August 31, 2015 and 2014, the Company accrued compensation in the amount $31,250 and $0, respectively to Jeffrey Binder pursuant to his employment agreement.  Mr. Binder has deferred all salary since the commencement of the agreement.  At August 31, 2015 and May 31, 2015 total accrued compensation to Mr. Binder was $137,500 and $106,250, respectively.

On April 17, 2015, CLS Labs Colorado, Inc. (“CLS Labs Colorado”), a wholly owned subsidiary of the Company, loaned $500,000 (the “Note”) to Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”), to be used by PRH in connection with the financing of the building out, equipping, and development of a grow facility by PRH that will be operated by a licensed third-party marijuana grower.  Pursuant to the Note, as amended by the parties effective June 30, 2015, PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing three (3) months after a certificate of occupancy is issued with respect to the grow facility (the “CO Date”) and continuing until paid in full. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing on the CO Date and continuing until paid in full.  All remaining outstanding principal and any accumulated unpaid interest due under the Note will be due and payable on the five-year anniversary of the CO Date.  In the event of default as defined in the agreements related to the Note, all amounts under the Note shall become at once due and payable.  During the year ended May 31, 2015, the Company recorded an impairment related to the note receivable in the amount of $500,000.  This receivable is recorded on the balance sheet as of August 31, 2015 and May 31, 2015 in the amount of $0 and $0, net of allowance in the amount of $500,000.

On April 17, 2015, prior to Alan Bonsett’s appointment as Chief Operating Officer, the Company, through CLS Labs Colorado, entered into an arrangement with PRH (the “Colorado Arrangement”) to, among other things, (i) license its proprietary technology, methods and processes to PRH in Colorado in exchange for a fee; (ii) sub-lease warehouse and office space in Denver, Colorado to PRH where PRH can grow, extract and process cannabis and other plant products in exchange for lease payments totaling an aggregate of $1,067,067 over a seventy-two (72) month term; (iii) build a processing facility and lease such facility, including equipment, to PRH in exchange for a monthly fee; and (iv) loan $500,000 to PRH to be used by PRH in connection with its financing of the building out, equipping, and development of a marijuana grow facility. Mr. Bonsett, as an owner of PRH, will indirectly receive the benefits of the Colorado Arrangement.  Because construction of the Grow Facility is not yet complete, the business to be operated by PRH pursuant to the Colorado Arrangement has not yet produced revenues.

Koretsky Notes

During the year ended May 31, 2015, the Company borrowed $600,000 from Frank Koretsky, a director of the Company, to fund operations.  During the three months ended August 31, 2015 the Company borrowed an additional $130,000 from Mr. Koretsky to fund operations.  These loans are unsecured, due not less than one year after the date they were made, and bear interest at a rate of 6% per annum.  As of August 31, 2015 and May 31, 2015, the outstanding principal balance was $730,000 and $600,000 and the Company had accrued interest in the amount of $12,723 and $3,337. The balance of the loan terms have not yet been finalized.

Binder Note Payable

During the three months ended August 31, 2015 the Company borrowed $20,000 from Jeffrey Binder, a director and officer of the Company, to fund operations.  This loan is unsecured, due not less than one year after the date of the loan, and bears interest at a rate of 6% per annum.  As of August 31, 2015 and May 31, 2015, the outstanding principal balance was $20,000 and $0 and the Company had accrued interest in the amount of $66 and $0. The balance of the loan terms have not yet been finalized.

Note 12 – Commitment and Contingencies

The Company, through CLS Labs Colorado, leases 42,392 square feet of warehouse and office space (the “Leased Space”) in a building located on 1.92 acres in Denver Colorado. CLS Labs Colorado subleases the Leased Space to Picture Rock Holdings, LLC as part of an arrangement whereby Picture Rock Holdings, LLC will conduct certain intended activities, including growing, extraction, conversion, assembly and packaging of cannabis and other plant materials, as permitted by and in compliance with state, city and local laws, rules, ordinances and regulations.  Total expense for the lease was $44,461 and $0 for the three months ended August 31, 2015 and 2014.

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman, President and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs' common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.  My Binder has deferred all salary since the commencement of the agreement.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett is entitled to a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, which will become fully vested one year from the effective date of the agreement. Mr. Bonsett, as an owner of PRH, will indirectly receive the benefits of the Colorado Arrangement, as discussed in Note 11. Because construction of the grow facility is not yet complete, the business to be operated by PRH pursuant to the Colorado Arrangement has not yet produced revenues.

Note 13 – Subsequent Events

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

The Company was incorporated on March 31, 2011 as Adelt Design, Inc. to manufacture and market carpet binding art. Production and marketing of carpet binding art never commenced.  On November 20, 2014, the Company changed its name to CLS Holdings USA, Inc.

On April 29, 2015 (the “Closing Date”), the Company, CLS Labs and the Merger Sub consummated the Merger, whereby the Merger Sub merged with and into CLS Labs, with CLS Labs remaining as the surviving entity. As a result of the Merger, we acquired the business of CLS Labs and abandoned our previous business. As such, only the financial statements of CLS Labs are included in this current report.

CLS Labs was originally incorporated in the state of Nevada on May 1, 2014 under the name RJF Labs, Inc. before changing its name to CLS Labs, Inc. on October 24, 2014. It was formed to commercialize a proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. These concentrates may be ingested in a number of ways, including through vaporization via electronic cigarettes (“e-cigarettes”), and used for a variety of pharmaceutical and other purposes. Testing in conjunction with two Colorado growers of this extraction method and conversion process has revealed that it produces a cleaner, higher quality product and a significantly higher yield than the cannabinoid extraction processes currently existing in the marketplace.

On April 17, 2015, CLS Labs took its first step toward commercializing its proprietary methods and processes by entering into an arrangement (the “Colorado Arrangement”), through its wholly owned subsidiary, CLS Labs Colorado, with certain Colorado entities, including Picture Rock Holdings, LLC. CLS Labs had not otherwise commercialized its proprietary process and had not earned any revenues prior to the Merger.

We intend to generate revenue through (i) the licensing of our proprietary methods and processes to others, as in the Colorado Arrangement, (ii) the processing of cannabis for others, and (iii) the purchase of cannabis and the processing and sale of cannabis-related products.  We plan to accomplish this through the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can establish a position as one of the premier cannabinoid extraction and processing companies in the industry. Assuming we do so, we then intend to explore the creation of our own brand of concentrates for consumer use, which we would sell wholesale to cannabis dispensaries. We believe that we can create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling. We also plan to offer consulting services through a consulting subsidiary, Cannabis Life Sciences Consulting, LLC (“CLS Consulting”), which will generate revenue by providing consulting services to cannabis-related businesses, including growers, dispensaries and laboratories, and driving business to our processing facilities.

The Company had a net loss of $476,512 for the three months ended August 31, 2015, resulting in an accumulated deficit as of August 31, 2015 of $1,992,099. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the Three Months Ended August 31, 2015 and 2014

Revenues

The Company had no revenues during the three month periods ended August 31, 2015 and 2014.

General and administrative expenses

General and administrative expenses increased $90,387 or approximately 96% to $184,407 during the three months ended August 31, 2015 compared to $94,020 for the three month ended August 31, 2014.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, bank charges and payroll expenses.  We expect general and administrative expenses to increase in future periods as we implement our business plan and operations expand.

Professional fees

Professional fees increased $230,465, or approximately 819%, to $258,154 during the three months ended August 31, 2015 compared to $28,076 for the three months ended August 31, 2014.  This increase was due primarily to the payment of $160,284 in fees for consulting and investor relations services pursuant to consulting agreements and $74,419 in legal fees. We expect professional fees to increase in future periods as our business grows.

Interest expense

Interest expense for the three months ended August 31, 2015 was $33,951 compared to $0 for the three months ended August 31, 2014.  Interest expense consists of $271 of imputed interest, $17,014 of interest on debt and $16,666 of amortization of debt discounts on notes payable.

Net loss

For the reasons above, the Company had a net loss for the three months ended August 31, 2015 of $476,512 which is an increase in loss of ($354,416) or approximately 290% compared to a net loss of $122,096 during the three months ended August 31, 2014.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2015 compared to May 31, 2015.

	August 31, 2015	May 31, 2015
Current Assets	$80,706	$240,621
Current Liabilities	$1,124,493	$875,696
Working Capital (Deficit)	$(1,043,787)	$(635,075)

At August 31, 2015 and May 31, 2015, the Company had a working capital deficit of $1,043,787 and $635,075, respectively. This working capital deficit occurred primarily because we had not yet commenced earning revenues at August 31, 2015.  We anticipate that we will commence earning revenues by the second quarter of 2016.  During the three months ended August 31, 2015, we obtained loans to cover operating expenses and expenses related to the Merger and the Colorado Arrangement.  This deficit will likely continue to increase until we begin earning revenues but should not be viewed as an indicator of our future performance once we commence earning revenues. We have operated at a loss since inception.

To fund operations during the three months ended August 31, 2015, we borrowed $20,000 from Jeffrey Binder, an officer and director of the Company, and $130,000 from Frank Koretsky, a director of the Company.  These loans are unsecured, due not less than one year after the date they were made, and bear interest at a rate of 6% per annum.  The balance of the loan terms have not yet been finalized.

Over the next twelve months we will require significant additional capital to cover our projected cash flow deficits due to the Colorado Arrangement and related agreements, the repayment of the Convertible Loan and the loans from Jeffrey Binder and Frank Koretsky, the implementation of our business plan, and the development of alternative revenue sources.  Additionally, we anticipate that we will devote resources to research and development related to the refinement of our proprietary methods and processes and development of new products. We estimate research and development costs of between $50,000 and $100,000 during the next 12 months.  Finally, during the next 9-15 months, we plan to construct and open two to three processing facilities for use either by a licensee or by us directly.  We anticipate that the build out and opening of each processing facility will require between $1,000,000 and $3,000,000 in capital, with additional capital required for liquidity to cover personnel, equipment, and other operating expenses with respect to each opened facility.

We currently have two employees, Jeffrey Binder, who serves as the Chairman, President and Chief Executive Officer of the Company; and Alan Bonsett, who serves as the Chief Operating Officer of the Company.   In an effort to assist us conserve cash, Mr. Binder has deferred all of his salary (approximately $137,500 as of August 31, 2015) to date.  Mr. Bonsett is entitled to a one-time signing bonus of 250,000 (post Reverse Split) shares of restricted common stock of the Company, which will become fully vested one year from the effective date of his employment agreement.  As of August 31, 2015, no shares had been issued.  The Company valued the shares at $327,500 and is amortizing them over the term of the employment agreement.  During the three months ended August 31, 2015 we recognized $27,292 in share based compensation, which is included in stock payable on the accompanying balance sheet.

We also utilize the services of an outside investor relations consultant.  We pay the consultant a monthly fee of $6,000 at the beginning of each month and have awarded the consultant 120,000 shares of restricted common stock that vest at a rate of 10,000 shares per month.  During the three ended May 31, 2015, we paid $12,000 to the consultant and 10,000 (post Reverse Split) shares vested.  We terminated the consulting agreement during the three months ended August 31, 2015 and issued the 60,000 shares common stock that had vested, of which 50,000 shares with a value of $37,500 were included in stock payable as of May 31, 2015.

During the three months ended August 31, 2015, we entered into a separate investor relations agreement with a consultant for a 30 day period.  We paid the consultant $15,000 and agreed to issue 5,000 shares of the Company’s restricted common stock.  Prior to the expiration date of the consulting agreement the Company extended the agreement for an additional 34 day period.  As compensation for the extension, we paid the consultant $20,000 and agreed to issue 10,000 shares of the Company’s restricted common stock.  We valued the 15,000 shares of common stock at $18,450.  As of August 31, 2015, we had not yet issued the 15,000 shares, which are included in stock payable on the accompanying balance sheets.

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

Going concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, have an accumulated deficit of $1,992,099 and had a working capital deficit of $1,043,787 at August 31, 2015. In addition, we do not currently have the cash resources to meet our operating commitments during the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by developmental stage companies.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs, to borrow capital and to sell equity to support the opening of processing facilities and to finance ongoing operations. There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

Recently Issued Accounting Standards

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“this Update”) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Jeffrey Binder, our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Binder concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	We do not have an independent board of directors or audit committee or adequate segregation of duties; and

•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to our limited resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 22, 2015, pursuant to a consulting agreement, the Company agreed to issue 5,000 shares of common stock, valued at $5,750, to Wall Street Buy Sell Hold in exchange for consulting services.

On August 26, 2015, pursuant to an amendment to the consulting agreement between the parties, the Company agreed to issue an additional 10,000 shares of common stock, valued at $12,700, to Wall Street Buy Sell Hold in exchange for consulting services.

On August 28, 2015, pursuant to a consulting agreement, the Company issued 60,000 shares of common stock, valued at $45,000, to Stratcon Partners, LLC in exchange for consulting services.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS HOLDINGS USA, INC.

Date: October 13, 2015	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)