Form 10-Q
period 2015-11-30
CLS Holdings USA, Inc.
filed 2016-01-14
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,070,003 shares (post reverse-split) of $0.0001 par value common stock outstanding as of January 12, 2016.

CLS HOLDINGS USA, INC.

FORM 10-Q
Quarterly Period Ended November 30, 2015

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

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System, which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2015	2015

ASSETS
Current assets
Cash and cash equivalents	$24,648	$208,821
Prepaid expenses	30,759	31,800
Total current assets	55,407	240,621

Security deposit	50,000	50,000
Property, plant and equipment, net of accumulated depreciation of $446 and $0	2,228	-
Note receivable related party, noncurrent, net of allowance of $500,000 and $500,000	-	-
Intangible assets, net of accumulated amortization of $180 and $0	1,978	2,158
Total assets	$109,613	$292,779

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$267,018	$145,024
Deferred rent liability	46,603	-
Accrued compensation, related party	175,000	106,250
Due to related party	17,930	18,455
Accrued interest	17,671	2,630
Accrued interest, related party	25,289	3,337
Notes payable, related party	945,000	600,000
Total current liabilities	1,494,511	875,696

Noncurrent liabilities
Convertible notes payable, net of debt discount of $161,111 and $194,444	38,889	5,556
Total Liabilities	1,533,400	881,252

Commitments and contingencies	-	-

Stockholder's equity (deficit)
Common stock, $0.0001 par value; 250,000,000 shares authorized; 20,070,003 and 20,000,003 shares issued and outstanding at November 30, 2015 and May 31, 2015	2,007	2,000
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Additional paid-in capital	945,246	887,614
Stock payable	150,417	37,500
Accumulated deficit	(2,521,457)	(1,515,587)
Total stockholder's equity (deficit)	(1,423,787)	(588,473)

Total liabilities and stockholders' equity (deficit)	$109,613	$292,779

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30,	November 30,	November 30,	November 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross margin	-	-	-	-

Selling, general and administrative expenses	326,996	116,058	511,403	210,078
Professional fees	165,448	82,495	423,602	110,571
Total operating expenses	492,444	198,553	935,005	320,649

Operating loss	(492,444)	(198,553)	(935,005)	(320,649)

Other (income) expense:
Interest expense	36,914	180	70,865	180
Total other expense	36,914	180	70,865	180

Income (Loss) before income taxes	(529,358)	(198,733)	(1,005,870)	(320,829)

Income tax expense	-	-	-	-

Net income (loss)	$(529,358)	$(198,733)	$(1,005,870)	$(320,829)

Net income (loss) per share - basic	$(0.03)	$(0.01)	$(0.05)	$(0.02)

Net income (loss) per share - diluted	$(0.03)	$(0.01)	$(0.05)	$(0.02)

Weighted average shares outstanding - basic	20,061,981	15,000,000	20,031,806	15,000,000

Weighted average shares outstanding - diluted	20,061,981	15,000,000	20,031,806	15,000,000

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	November 30,	November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,005,870)	$(320,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	539	180
Issuance of stock for services	60,850	-
Stock-based compensation – related party	109,167	-
Amortization of debt discount	33,333	-
Depreciation and amortization	626	-
Changes in assets and liabilities:
Due from related parties	-	(162)
Prepaid expenses	1,041	(108,898)
Accounts payable and accrued expenses	121,994	24,290
Deferred liabilities	46,603	-
Accrued compensation, related party	68,750	25,000
Due to related parties	(525)	17,930
Accrued interest, related party	21,952	-
Accrued interest	15,041	-

Net cash used in operating activities	(526,499)	(362,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to acquire equipment	(2,674)	-
Payments to acquire intangible assets	-	(2,158)
Payments for investment in shell company	-	(295,250)

Net cash used in investing activities	(2,674)	(297,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	1,000,000
Proceeds from related party note	345,000	-

Net cash provided by financing activities	345,000	1,000,000

Net increase in cash and cash equivalents	(184,173)	340,103

Cash and cash equivalents at beginning of period	208,821	-

Cash and cash equivalents at end of period	$24,648	$425,302

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to founder for intellectual property	$-	$500

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2015
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

On April 29, 2015, the Company, CLS Labs and CLS Merger Inc., a Nevada corporation and wholly owned subsidiary of CLS Holdings, entered into an Agreement and Plan of Merger (the “Merger Agreement”) and completed a merger, whereby CLS Merger Inc. merged with and into CLS Labs, with CLS Labs remaining as the surviving entity (the “Merger”). Upon the consummation of the Merger, the shares of the common stock of CLS Holdings owned by CLS Labs were extinguished and the former stockholders of CLS Labs were issued an aggregate of 15,000,000 (post Reverse Split) shares of common stock in CLS Holdings in exchange for their shares of common stock in CLS Labs. As a result of the Merger, the Company acquired the business of CLS Labs and abandoned its previous business.

The Company has a patent pending proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. These concentrates may be ingested in a number of ways, including through vaporization via electronic cigarettes (“e-cigarettes”), and used for a variety of pharmaceutical and other purposes. Internal testing of this extraction method and conversion process has revealed that it produces a cleaner, higher quality product and a significantly higher yield than the cannabinoid extraction processes currently existing in the marketplace. The Company has not commercialized its patent pending proprietary process or otherwise earned any revenues.  The Company plans to generate revenues through licensing, fee-for-service and joint venture arrangements related to its patent pending proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into saleable concentrates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $24,648 and $208,821 as of November 30, 2015 and May 31, 2015, respectively.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs for the three and six months ended November 30, 2015 and 2014.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred $0 and $32,769 of research and development costs for the six months ended November 30, 2015 and 2014, respectively.

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

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three and six months ended November 30, 2015 and 2014.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“this Update”) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The FASB received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $2,521,457 as of November 30, 2015. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or the proceeds from the sale of securities. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Merger with CLS Labs

On April 29, 2015, the Company, CLS Labs and CLS Merger, Inc., a Nevada corporation and wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) and completed a merger, whereby CLS Merger, Inc. merged with and into CLS Labs, with CLS Labs remaining as the surviving entity (the “Merger”). Upon the consummation of the Merger, the shares of the common stock of CLS Holdings owned by CLS Labs were extinguished and the former stockholders of CLS Labs were issued an aggregate of 15,000,000 (post Reverse Split) shares of common stock in the Company in exchange for their shares of common stock in CLS Labs. As a result of the Merger, the Company acquired the business of CLS Labs and abandoned its previous business.

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

Pro Forma Results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of CLS Labs had taken place on the first day of the three and six month periods ended November 30, 2014. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2014	2014
Total revenue	$-	$-
Net loss attributable to CLS Holdings USA, Inc.	(192,172)	(320,829)
Basic net income (loss) per common share	(0.01)	(0.02)
Diluted net income (loss) per common share	(0.01)	(0.02)
Weighted average shares - basic	15,000,000	15,000,000
Weighted average shares - diluted	15,000,000	15,000,000

Note 4 – Prepaid Expenses

Prepaid expenses consisted of the following as of November 30, 2015 and May 31, 2015:

	November 30,	May 31,
	2015	2015
Prepaid rent	$16,399	$-
Prepaid legal fees	8,360	3,466
Prepaid consulting fees	1,000	28,334
Other prepaid expenses	5,000	-
Total	$30,759	$31,800

Note 5 – Security Deposit

The company had a security deposit in the amount of $50,000 at November 30, 2015 and May 31, 2015.  This amount consists of a deposit to secure office and warehouse space.

Note 6 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at November 30, 2015 and May 31, 2015.

	November 30,	May 31,
	2015	2015
Computer equipment	$2,674	$-
Property and equipment, gross	2,674	-
Less: accumulated depreciation	(446)	-
Property and equipment, net	$2,228	$-

Depreciation expense totaled $223 and $446 for the three and six months ended November 30, 2015 and $0 for the three and six months ended November 30, 2014, respectively.

Note 7 – Intangible Assets

Intangible assets consisted of the following at November 30, 2015 and May 31, 2015.

	November 30,	May 31,
	2015	2015
Domain name	$2,158	$2,158
	2,158	2,158
Less: accumulated amortization	(180)	-
Intangible assets, net	$1,978	$2,158

Total amortization expense charged to operations for the three and six months ended November 30, 2015 was $72 and $108 and $0 for the three and six months ended November 30 , 2014, respectively.  The domain name is being amortized over a period of 60 months.

Note 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities of $267,018 and $145,024 at November 30, 2015 and May 31, 2015 consist of legal fees and other trade payables.

Note 9 – Notes Payable

Convertible Note Payable

On April 29, 2015, the Company issued a convertible note to an unaffiliated individual  in the amount of $200,000 (the “Convertible Note”).  Interest accrues on the Convertible Note at a rate of 15% per annum. On the first anniversary of the Convertible Note, the Company shall pay all then accrued interest. Thereafter, the Company shall make eight (8) equal payments of principal together with accrued interest, quarterly in arrears, commencing on July 1, 2016 and continuing on the same day of each October, January, April and July thereafter until paid in full.  All outstanding principal and any accumulated unpaid interest thereon shall be due and payable on the third anniversary of note.

At the election of the holder of the Convertible Note, at any time prior to payment or prepayment of the Convertible Note in full, all principal and accrued interest under the Convertible Note may be converted in whole, but not in part, into the Company’s securities. For each dollar converted, the holder of the Convertible Note shall receive two shares of common stock and a three-year warrant to purchase 1.33 shares (post Reverse Split) of common stock at $0.75 per share (post Reverse Split).

During the six months ended November 30, 2015 and 2014, the Company accrued interest in the amount of $15,041 and $0, respectively, on this note.  As of November 30, 2015 and May 31, 2015 the outstanding principal balance on the Convertible Note was $200,000 and the Company had accrued interest in the amount of $17,671 and $2,630, respectively, on this note.

The Company calculated the fair value of the beneficial conversion features embedded in the Convertible Note via the intrinsic value method. The Company also calculates the fair value of the detachable warrants offered with the Convertible Note via the Black-Scholes valuation method.  The value of the conversion feature and the detachable warrants are considered discounts to the Convertible Note, to the extent the aggregate value of the warrants and conversion features do not exceed the face value thereof. These discounts were amortized to interest expense over the term of the Convertible Note.

The Company recorded a discount to the Convertible Note in the amount of $200,000 during the year ended May 31, 2015.  The discount was comprised of $100,000 related to the beneficial conversion feature embedded in the Convertible Note and $100,000 for the detachable warrants.  During the six months ended November 30, 2015 the Company amortized $33,333 of this discount to interest expense. As of November 30, 2015 and May 31, 2015, the Company had unamortized discounts on the Convertible Note in the amount of $161,111 and $194,444, respectively.

Koretsky and Binder Notes

During the year ended May 31, 2015, the Company borrowed $600,000 from Frank Koretsky, a director of the Company, to fund operations.  During the six months ended November 30, 2015, the Company borrowed an additional $295,000 from Mr. Koretsky to fund operations.  As evidenced by a promissory note dated January 12, 2016 in favor of Mr. Koretsky,  these loans are unsecured and bear interest at the rate of 6% per annum. No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable. Principal and additional accrued interest will be paid in eight equal quarterly installments beginning on April 1, 2017. At Mr. Koretsky’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into the Company’s securities. Upon such an election, Mr. Koretsky will receive one “Unit” for each $0.75 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.00 per share.  As of November 30, 2015 and May 31, 2015, the outstanding principal balance was $895,000 and $600,000 and the Company had accrued interest in the amount of $24,681 and $3,337.

During the six months ended November 30, 2015, the Company borrowed $50,000 from Jeffrey Binder, a director and officer of the Company, to fund operations.  As evidenced by a promissory note dated January 12, 2016 in favor of Mr. Binder, this loan is unsecured and bears interest at the rate of 6% per annum. No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable. Principal and additional accrued interest will be paid in eight equal quarterly installments beginning on April 1, 2017. At Mr. Binder’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into the Company’s securities. Upon such an election, Mr. Binder will receive one “Unit” for each $0.75 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.00 per share.  As of November 30, 2015 and May 31, 2015, the outstanding principal balance was $50,000 and $0 and the Company had accrued interest in the amount of $608 and $0.

Note 10 – Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.    The Company had 20,070,003 and 20,000,003 shares (post Reverse Split) of common stock issued and outstanding as of November 30, 2015 and May 31, 2015, respectively.

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

The Company recorded imputed interest of $539 and $0 during the six months ended November 30, 2015 and 2014 on related party payables due to a director and officer of the Company.

On August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Mr. Bonsett is entitled to a one-time signing bonus of 250,000 (post Reverse Split) shares of restricted common stock of the Company, which will become fully vested one year from the effective date of the agreement.  As of November 30, 2015, no shares have been issued.  The Company valued the shares at $327,500 based on the stock price at August 3, 2015 and is amortizing them over the term of the employment agreement.  During the six months ended November 30, 2015, the Company recognized $109,167 in share based compensation, which is included in stock payable on the accompanying balance sheet.

Stock Issued for Services

On August 28, 2015, the Company issued 60,000 shares of common stock, valued at $45,000, to a consultant for services.  Of these shares, 50,000, valued at $37,500, were included in stock payable as of May 31, 2015.  The shares were valued based on the closing market price on the grant date.

During the six months ended November 30, 2015, pursuant to a consulting agreement, the Company issued 5,000 shares of common stock, valued at $5,750, to a consulting firm in exchange for investor relations consulting services. The consulting agreement was subsequently amended, whereby the Company issued 5,000 additional shares of common stock , valued at $6,350, and agreed to issue the consultant an additional 15,000 shares of common stock, valued at $18,050, for future consulting services. The parties are in discussions regarding whether such additional shares have been earned and it is uncertain whether these additional shares will be issued.  As of November 30, 2015, we have included 15,000 shares of common stock, valued at $18,050 in stock payable on the accompanying balance sheets.  The shares were valued based on the closing market price on the grant date.

During the six months ended November 30, 2015, pursuant to a consulting agreement, the Company agreed to issue 10,000 shares of common stock per month, valued at $11,600, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term.  The parties are in discussions regarding whether any shares of the Company's common stock have been earned and it is uncertain whether any shares will be issued. As of November 30, 2015, we have included 20,000 shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets.  The shares were valued based on the closing market price on the grant date.

Note 11 – Related Party Transactions

During the six months ended November 30, 2015 and 2014, the Company accrued related party payables in the amount of $0 and $0, respectively, for amounts due to officers and directors related to expenses paid on behalf of the Company.  As of November 30, 2015 and May 31, 2015 the Company had related party payables in the amount of $17,930 and $18,455.

During the six months ended November 30, 2015 and 2014, the Company recorded imputed interest of $539 and $0, respectively, on related party payables due to directors and an officer of the Company.

During the six months ended November 30, 2015 and 2014, the Company accrued compensation in the amount $75,000 and $25,000, respectively, to Jeffrey Binder pursuant to his employment agreement.  Mr. Binder has deferred all salary since the commencement of the agreement.  At November 30, 2015 and May 31, 2015, total accrued compensation to Mr. Binder was $175,000 and $106,250, respectively.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett is entitled to a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, valued at $327,500, which will become fully vested one year from the effective date of the agreement. The shares were valued based on the closing market price on the grant date. During the six months ended November 30, 2015, the Company recognized share based compensation of $109,167.

On April 17, 2015, CLS Labs Colorado, Inc. (“CLS Labs Colorado”), a wholly owned subsidiary of CLS Labs, loaned $500,000 (the “Note”) to Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”), to be used by PRH in connection with the financing of the building out, equipping, and development of a grow facility by PRH that will be operated by a licensed third-party marijuana grower.  Pursuant to the Note, as amended by the parties effective June 30, 2015 and October 31, 2015, PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing one (1) month after the first harvest of marijuana plants at the grow facility (the “Harvest Date”) and continuing until paid in full. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing on the Harvest Date and continuing until paid in full.  All remaining outstanding principal and any accumulated unpaid interest due under the Note will be due and payable on the five-year anniversary of the Harvest Date.  In the event of default as defined in the agreements related to the Note, all amounts under the Note shall become at once due and payable.  During the year ended May 31, 2015, the Company recorded an impairment related to the note receivable in the amount of $500,000.  This receivable is recorded on the balance sheet as of November 30, 2015 and May 31, 2015 in the amount of $0 and $0, net of allowance in the amount of $500,000.

On April 17, 2015, prior to Alan Bonsett’s appointment as Chief Operating Officer, the Company, through CLS Labs Colorado, entered into an arrangement with PRH (the “Colorado Arrangement”) to, among other things, (i) license its proprietary technology, methods and processes to PRH in Colorado in exchange for a fee; (ii) sub-lease warehouse and office space in Denver, Colorado to PRH where PRH can grow, extract and process cannabis and other plant products in exchange for lease payments totaling an aggregate of $1,067,067 over a seventy-two (72) month term; (iii) build a processing facility and lease such facility, including equipment, to PRH in exchange for a monthly fee; and (iv) loan $500,000 to PRH to be used by PRH in connection with its financing of the building out, equipping, and development of a marijuana grow facility. Mr. Bonsett, as an owner of PRH, will indirectly receive the benefits of the Colorado Arrangement.  Because construction of the Grow Facility was only completed in December 2015, the business to be operated by PRH pursuant to the Colorado Arrangement has not yet produced revenues.

Related Party Notes Payable

The Company has notes payable outstanding to Jeffrey Binder, and officer and director, and to Frank Koretsky, a director; see note 9.

Note 12 – Commitment and Contingencies

The Company, through CLS Labs Colorado, leases 42,392 square feet of warehouse and office space (the “Leased Space”) in a building located on 1.92 acres in Denver Colorado. CLS Labs Colorado subleases the Leased Space to Picture Rock Holdings, LLC as part of an arrangement whereby Picture Rock Holdings, LLC and its affiliate will conduct certain intended activities, including growing, extraction, conversion, assembly and packaging of cannabis and other plant materials, as permitted by and in compliance with state, city and local laws, rules, ordinances and regulations.  Total expense for the lease was $118,536 and $0 for the six months ended November 30, 2015 and 2014.

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

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett is entitled to a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, which will become fully vested one year from the effective date of the agreement. Mr. Bonsett, as an owner of PRH, will indirectly receive the benefits of the Colorado Arrangement, as discussed in Note 11. Because construction of the grow facility was only completed in December 2016, the business to be operated by PRH pursuant to the Colorado Arrangement has not yet produced revenues.

Note 13 – Subsequent Events

As discussed in Note 9, on January 12, 2016, Promissory Notes in favor of Mr. Koretsky and Mr. Binder were finalized.  These loans are unsecured and bear interest at the rate of 6% per annum. No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable. Principal and additional accrued interest will be paid in eight equal quarterly installments beginning on April 1, 2017. At Mr. Koretsky’s and Mr. Binder's election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into the Company’s securities. Upon such an election, Mr. Koretsky or Mr. Binder, as the case may be, will receive one “Unit” for each $0.75 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.00 per share.

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

On April 17, 2015, CLS Labs took its first step toward commercializing its proprietary methods and processes by entering into the Colorado Arrangement through its wholly owned subsidiary, CLS Labs Colorado, with certain Colorado entities, including Picture Rock Holdings, LLC. CLS Labs had not otherwise commercialized its proprietary process prior to the Merger and has not earned any revenues.

We intend to generate revenue through (i) the licensing of our patent pending proprietary methods and processes to others, as in the Colorado Arrangement, (ii) the processing of cannabis for others, and (iii) the purchase of cannabis and the processing and sale of cannabis-related products.  We plan to accomplish this through the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can establish a position as one of the premier cannabinoid extraction and processing companies in the industry. Assuming we do so, we then intend to explore the creation of our own brand of concentrates for consumer use, which we would sell wholesale to cannabis dispensaries. We believe that we can create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling. We also plan to offer consulting services through a consulting subsidiary, Cannabis Life Sciences Consulting, LLC (“CLS Consulting”), which will generate revenue by providing consulting services to cannabis-related businesses, including growers, dispensaries and laboratories, and driving business to our processing facilities.

The Company had a net loss of $1,005,870 for the six months ended November 30, 2015, resulting in an accumulated deficit as of November 30, 2015 of $2,521,457. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the Three Months Ended November 30, 2015 and 2014

Revenues

The Company had no revenues during the three month periods ended November 30, 2015 and 2014.

General and administrative expenses

General and administrative expenses increased $210,938, or approximately 182%, to $326,996 during the three months ended November 30, 2015, compared to $116,058 for the three month ended November 30, 2014.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, bank charges and payroll expenses.  We expect general and administrative expenses to increase in future periods as we implement our business plan and operations expand.

Professional fees

Professional fees increased $82,953, or approximately 101%, to $165,448 during the three months ended November 30, 2015 compared to $82,495 for the three months ended November 30, 2014.  This increase was due primarily to the payment of fees for consulting and investor relations services pursuant to consulting agreements and legal fees. We expect professional fees to increase in future periods as our business grows.

Interest expense

Interest expense for the three months ended November 30, 2015 was $36,914, an increase of $36,734 compared to $180 for the three months ended November 30, 2014.  Interest expense consists of $268 of imputed interest, $12,500 of interest on related party debt, $7,479 of interest on debt and $16,667 of amortization of debt discounts on notes payable.

Net loss

For the reasons above, the Company had a net loss for the three months ended November 30, 2015 of $529,358 which is an increase in loss of $330,625, or approximately 166%, compared to a net loss of $198,733 during the three months ended November 30, 2014.

Results of Operations for the Six Months Ended November 30, 2015 and 2014

Revenues

The Company had no revenues during the six month periods ended November 30, 2015 and 2014.

General and administrative expenses

General and administrative expenses increased $301,325, or approximately 143%, to $511,403 during the six months ended November 30, 2015, compared to $210,078 for the six month ended November 30, 2014.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, bank charges and payroll expenses.  We expect general and administrative expenses to increase in future periods as we implement our business plan and operations expand.

Professional fees

Professional fees increased $313,031, or approximately 283%, to $423,602 during the six months ended November 30, 2015, compared to $110,571 for the six months ended November 30, 2014.  This increase was due primarily to the payment of  fees for consulting and investor relations services pursuant to consulting agreements and legal fees. We expect professional fees to increase in future periods as our business grows.

Interest expense

Interest expense for the six months ended November 30, 2015 was $70,865 compared to $180 for the six months ended November 30, 2014.  Interest expense consists of $539 of imputed interest, $21,952 of interest on related party debt, $15,041 of interest on debt and $33,333 of amortization of debt discounts on notes payable.

Net loss

For the reasons above, the Company had a net loss for the six months ended November 30, 2015 of $1,005,870, which is an increase in loss of $685,041, or approximately 214%, compared to a net loss of $320,829 during the six months ended November 30, 2014.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2015 compared to May 31, 2015.

	November 30, 2015	May 31, 2015
Current Assets	$55,407	$240,621
Current Liabilities	$1,494,511	$875,696
Working Capital (Deficit)	$(1,439,104)	$(635,075)

At November 30, 2015 and May 31, 2015, the Company had a working capital deficit of $1,439,104 and $635,075, respectively. This working capital deficit occurred primarily because we have not yet commenced earning revenues.  We anticipate that we will commence earning revenues by the second quarter of 2016.  During the six months ended November 30, 2015, we obtained loans from our officers and directors to cover operating expenses and expenses related to the Merger and the Colorado Arrangement.  This deficit will likely continue to increase until we begin earning revenues but should not be viewed as an indicator of our future performance once we commence earning revenues. We have operated at a loss since inception.

On April 29, 2015, the Company issued the Convertible Note to an unaffiliated individual in the amount of $200,000.  Interest accrues on the Convertible Note at a rate of 15% per annum. On the first anniversary of the Convertible Note, the Company shall pay all then accrued interest. Thereafter, the Company shall make eight (8) equal quarterly payments of principal together with accrued interest, in arrears, commencing on July 1, 2016.  All outstanding principal and any accumulated unpaid interest thereon shall be due and payable on the third anniversary of note. At the holder’s election, at any time prior to payment or prepayment of the Convertible Note in full, all principal and accrued interest under the Convertible Note may be converted in whole, but not in part, into the Company’s securities. For each dollar converted, the Holder shall receive two shares of common stock and a three-year warrant to purchase 1.33 shares of common stock at $0.75 per share.

 Cash flows from operations used $526,499 during the six months ended November 30, 2015 compared to $362,489 during the six months ended November 30, 2014.  This increase is primarily due to the Company having entered into the Colorado Arrangement and having commenced active trading in its common stock on the OTCQB during 2015.  As a result, during the six months ended November 30, 2015, the Company issued its stock to pay for investor relations services, issued stock to its new COO, and incurred deferred compensation owed to its CEO for the entire six-month period versus only two months during the comparable period in 2014.  The increase was also due to the amortization of the debt discount associated with the Company's 2015 Convertible Loan, deferred liabilities associated with the Colorado Arrangement and an increase in accounts payable because the Company was incurring expenses associated with the Colorado Arrangement but has not yet commenced earning revenue.

Cash flows from investing activities used $2,674 during the six months ended November 30, 2015 compared to $297,408 during the six months ended November 30, 2014.  During 2015, the Company invested in equipment.  During 2014, the Company paid a fee to acquire the "public shell."

Cash flows from financing activities provided $345,000 during the six months ended November 30, 2015 compared to $1,000,000 during the six months ended November 30, 2014.  During 2015, the Company borrowed funds from its officers and directors.  During the comparable period of 2014, these same officers and directors purchased equity in the Company.

To fund operations during the six months ended November 30, 2015, we borrowed $50,000 from Jeffrey Binder, an officer and director of the Company, and $295,000 from Frank Koretsky, a director of the Company.  The $295,000 borrowed from Mr. Koretsky is in addition to a prior $600,000 loan from Mr. Koretsky to the Company under identical terms. The terms of these loans were memorialized in promissory notes in favor of each of Mr. Binder and Mr. Koretsky. Pursuant to the terms thereof, these loans are unsecured and bear interest at a rate of 6% per annum.  No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable. Principal and additional accrued interest will be paid in eight equal quarterly installments beginning on April 1, 2017. At the election of the holder, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under loans may be converted, in whole or in part, into the Company’s securities. Upon such an election, the holder will receive one “Unit” for each $0.75 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.00 per share.

Over the next twelve months we will require significant additional capital to cover our projected cash flow deficits due to the Colorado Arrangement and related agreements, the repayment of the Convertible Loan and the loans from Jeffrey Binder and Frank Koretsky, the implementation of our business plan, and the development of alternative revenue sources.  Additionally, we anticipate that we will devote resources to research and development related to the refinement of our patent pending proprietary methods and processes and development of new products. We estimate research and development costs of between $50,000 and $100,000 during the next 12 months.  Finally, during the next 18-24 months, we plan to construct and open two to three processing facilities for use either by a licensee or by us directly.  We anticipate that the build out and opening of each processing facility will require between $1,000,000 and $3,000,000 in capital, with additional capital required for liquidity to cover personnel, equipment, and other operating expenses with respect to each opened facility.

We currently have two employees, Jeffrey Binder, who serves as the Chairman, President and Chief Executive Officer of the Company; and Alan Bonsett, who serves as the Chief Operating Officer of the Company.   In an effort to assist us conserve cash, Mr. Binder has deferred all of his salary (approximately $175,000 as of November 30, 2015) to date.  Mr. Bonsett is entitled to a one-time signing bonus of 250,000 (post Reverse Split) shares of restricted common stock of the Company, which will become fully vested one year from the effective date of his employment agreement.  As of November 30, 2015, no shares had been issued.  The Company valued the shares at $327,500 and is amortizing them over the term of the employment agreement.  During the six months ended November 30, 2015 we recognized $109,167 in share based compensation, which is included in stock payable on the accompanying balance sheet.

We also utilized the services of outside investor relations consultants.  Pursuant to a consulting agreement, we paid a consultant a monthly fee of $6,000 at the beginning of each month and awarded the consultant 120,000 shares of restricted common stock that vested at a rate of 10,000 shares per month.  During the three months ended May 31, 2015, we paid $12,000 to the consultant and 10,000 (post Reverse Split) shares vested.  We terminated the consulting agreement during the three months ended August 31, 2015 and issued the 60,000 shares common stock that had vested, of which 50,000 shares with a value of $37,500 were included in stock payable as of May 31, 2015.

Pursuant to a consulting agreement, we paid $15,000 and issued 5,000 shares of common stock, valued at $5,750, to a consulting firm in exchange for investor relations consulting services. The consulting agreement was subsequently amended, whereby we paid the consultant an additional $32,000, issued 5,000 shares of common stock, valued at $6,350, and agreed to issue the consultant an additional 15,000 shares of common stock, valued at $18,050, for future consulting services. We are in discussions regarding whether any additional shares have been earned and it is uncertain whether these additional shares will be issued.

Pursuant to a consulting agreement, the Company paid $7,500 and agreed to issue 10,000 shares of common stock per month, valued at $11,600, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term.  The parties are in discussions regarding whether any shares of the Company's common stock have been earned and it is uncertain whether any shares will be issued.

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

Going concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, have an accumulated deficit of $2,521,457 and had a working capital deficit of $1,439,104 at November 30, 2015. In addition, we do not currently have the cash resources to meet our operating commitments during the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by developmental stage companies.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs, to borrow capital and to sell equity to support the opening of processing facilities and to finance ongoing operations. There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“this Update”) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The FASB received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

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

Evaluation of Disclosure Controls and Procedures

Jeffrey Binder, our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Binder concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

·	We do not have an independent board of directors or audit committee or adequate segregation of duties; and

·	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to our limited resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a consulting agreement, the Company issued 5,000 shares of common stock, valued at $5,750, to a consulting firm in exchange for investor relations consulting services. The consulting agreement was subsequently amended, whereby the Company issued 5,000 shares of common stock, valued at $6,350, and agreed to issue the consultant an additional 15,000 shares of common stock, valued at $18,050, for future consulting services. The parties are in discussions regarding whether such additional shares have been earned and it is uncertain whether these additional shares will be issued.

On August 28, 2015, pursuant to a consulting agreement, the Company issued 60,000 shares of common stock, valued at $45,000, to a consulting firm in exchange for consulting services.

The foregoing shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving a public offering.

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

CLS HOLDINGS USA, INC.

Date: January 14, 2016	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)