Form 10-Q
period 2016-02-29
CLS Holdings USA, Inc.
filed 2016-04-12
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,320,003 shares (post reverse-split) of $0.0001 par value common stock outstanding as of April 11, 2016.

CLS HOLDINGS USA, INC.

FORM 10-Q
Quarterly Period Ended February 29, 2016

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

We cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made. These cautionary statements should be considered together with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29,	May 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$30,170	$208,821
Prepaid expenses	14,162	31,800
Total current assets	44,332	240,621

Security deposit	50,000	50,000
Property, plant and equipment, net of accumulated depreciation of $669 and $0	2,005	-
Construction in progress	41,803	-
Note receivable related party, noncurrent, net of allowance of $500,000 and $500,000	-	-
Intangible assets, net of accumulated amortization of $288 and $0	1,870	2,158
Total assets	$140,010	$292,779

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$343,488	$145,024
Deferred rent liability	47,888	-
Accrued compensation, related party	212,500	106,250
Due to related party	17,930	18,455
Accrued interest	25,151	2,630
Accrued interest, related party	42,984	3,337
Notes payable, related party	392,750	600,000
Total current liabilities	1,082,691	875,696

Noncurrent liabilities
Related party convertible notes, net of debt discount of $880,510 and $0	64,489	-
Convertible notes payable, net of debt discount of $144,444 and $194,444	55,556	5,556
Total Liabilities	1,202,736	881,252

Commitments and contingencies	-	-

Stockholder's equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 20,320,003 and 20,000,003 shares issued and outstanding at February 29, 2016 and May 31, 2015	2,032	2,000
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Additional paid-in capital	2,217,989	887,614
Stock payable	95,450	37,500
Accumulated deficit	(3,378,197)	(1,515,587)
Total stockholder's equity (deficit)	(1,062,726)	(588,473)

Total liabilities and stockholders' equity (deficit)	$140,010	$292,779

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross margin	-	-	-	-

Selling, general and administrative expenses	406,323	152,375	917,726	362,453
Professional fees	343,818	186,279	767,420	296,850
Total operating expenses	750,141	338,654	1,685,146	659,303

Operating loss	(750,141)	(338,654)	(1,685,146)	(659,303)

Other (income) expense:
Interest expense	106,599	265	177,464	445
Total other expense	106,599	265	177,464	445

Income (Loss) before income taxes	(856,740)	(338,919)	(1,862,610)	(659,748)

Income tax expense	-	-	-	-

Net income (loss)	$(856,740)	$(338,919)	$(1,862,610)	$(659,748)

Net income (loss) per share - basic	$(0.04)	$(0.02)	$(0.09)	$(0.04)

Net income (loss) per share - diluted	$(0.04)	$(0.02)	$(0.09)	$(0.04)

Weighted average shares outstanding - basic	20,182,640	15,000,000	20,081,901	15,000,000

Weighted average shares outstanding - diluted	20,182,640	15,000,000	20,081,901	15,000,000

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 29,	February 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,862,610)	$(659,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	807	445
Issuance of stock for services	115,050	-
Stock-based compensation	327,500	-
Amortization of debt discount	114,489	-
Depreciation and amortization expense	957	-
Changes in assets and liabilities:
Due from related parties	-	(6,497)
Prepaid expenses	17,638	(102,216)
Accounts payable and accrued expenses	198,464	111,932
Deferred liabilities	47,888	-
Accrued compensation, related party	106,250	68,750
Due to related parties	(525)	17,930
Accrued interest, related party	39,647	-
Accrued interest	22,521	-

Net cash used in operating activities	(871,924)	(569,404)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to acquire equipment	(2,674)	-
Payment for construction in progress	(41,803)	-
Payments to acquire intangible assets	-	(2,158)
Payments for investment in shell company	-	(295,250)

Net cash used in investing activities	(44,477)	(297,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	1,000,000
Proceeds from related party convertible notes payable	345,000
Proceeds from related party notes payable	392,750	-

Net cash provided by financing activities	737,750	1,000,000

Net increase in cash and cash equivalents	(178,651)	133,188

Cash and cash equivalents at beginning of period	208,821	-

Cash and cash equivalents at end of period	$30,170	$425,302

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to founder for intellectual property	$-	$500
Discount on notes payable	$945,000	$-
Transfer principle from related party notes payable to related party convertible notes payable	$945,000	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2016
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $30,170 and $208,821 as of February 29, 2016 and May 31, 2015, respectively.

Property, Plant and Equipment

Property and equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over the estimated useful lives.  Computer equipment is being depreciated over a three-year period.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs for the three and nine months ended February 29, 2016 and February 28, 2015.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $0 and $32,769, respectively, for the nine months ended February 29, 2016 and February 28, 2015, respectively.

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

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

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

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three and nine months ended February 29, 2016 and February 28, 2015.

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

Recent Accounting Pronouncements

Accounting standards promulgated by the Financial Accounting Standards Board (“FASB”) are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as non-current on the balance sheet.  ASU 2015-17 is effective in fiscal years beginning after December 15, 2016. Early adoption is permitted on either a prospective or retrospective basis. The Company has elected early adoption as of the interim period beginning December 1, 2015, effective for the annual period ending May 31, 2016, and has selected the prospective application. Prior periods have not been retrospectively adjusted.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, which requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. This amendment defers the effective date of the previously issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), until the interim and annual reporting periods beginning after December 15, 2017. The FASB’s ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. The Company intends to adopt the provisions of ASU 2015-14 for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2015-14 on its consolidated financial statements.

In July 2015, the FASB, issued ASU No. 2015-11,“Inventory (Topic 330): Simplifying the Measurement of Inventory”, which requires an entity to measure inventory within the scope of the ASU at the lower of cost and net realizable value. The amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Earlier adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $3,378,197 as of February 29, 2016. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or the proceeds from the sale of securities. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Merger with CLS Labs

On April 29, 2015, the Company, CLS Labs and CLS Merger, Inc., a Nevada corporation and wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) and completed a merger, whereby CLS Merger, Inc. merged with and into CLS Labs, with CLS Labs remaining as the surviving entity (the “Merger”). Upon the consummation of the Merger, the shares of common stock of CLS Holdings owned by CLS Labs were extinguished and the former stockholders of CLS Labs were issued an aggregate of 15,000,000 (post Reverse Split) shares of common stock in the Company in exchange for their shares of common stock in CLS Labs. As a result of the Merger, the Company acquired the business of CLS Labs and abandoned its previous business.

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

Pro Forma Results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of CLS Labs had taken place on the first day of the three and nine month periods ended February 28, 2015. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2015	2015
Total revenue	$-	$-
Net loss attributable to CLS Holdings USA, Inc.	(338,919)	(659,748)
Basic net income (loss) per common share	(0.02)	(0.04)
Diluted net income (loss) per common share	(0.02)	(0.04)
Weighted average shares - basic	15,000,000	15,000,000
Weighted average shares - diluted	15,000,000	15,000,000

Note 4 – Prepaid Expenses

Prepaid expenses consisted of the following as of February 29, 2016 and May 31, 2015:

	February 29,	May 31,
	2016	2015
Prepaid legal fees	8,162	3,466
Prepaid consulting fees	1,000	28,334
Other prepaid expenses	5,000	-
Total	$14,162	$31,800

Note 5 – Security Deposit

The Company had a security deposit in the amount of $50,000 at February 29, 2016 and May 31, 2015.  This amount consists of a deposit to secure office and warehouse space.

Note 6 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at February 29, 2016 and May 31, 2015.

	February 29,	May 31,
	2016	2015
Computer equipment	$2,674	$-
Property and equipment, gross	2,674	-
Less: accumulated depreciation	(669)	-
Property and equipment, net	$2,005	$-

Depreciation expense totaled $223 and $669 for the three and nine months ended February 29, 2016 and $0 for the three and nine months ended February 28, 2015, respectively.

During the nine months ended February 29, 2016, the Company paid $41,803 for construction in progress related to the Company’s Colorado facility.

Note 7 – Intangible Assets

Intangible assets consisted of the following at February 29, 2016 and May 31, 2015.

	February 29,	May 31,
	2016	2015
Domain name	$2,158	$2,158
	2,158	2,158
Less: accumulated amortization	(288)	-
Intangible assets, net	$1,870	$2,158

Total amortization expense charged to operations for the three and nine months ended February 29, 2016 was $108 and $288 and $0 for the three and nine months ended February 28, 2015, respectively.  The domain name is being amortized over a period of 60 months.

Note 8 – Accounts Payable and Accrued Liabilities

The Company had accounts payable and accrued liabilities of $343,488 and $145,024 at February 29, 2016 and May 31, 2015 consist of legal fees and other trade payables.

Note 9 – Convertible Notes Payable

April 2015 Note:

On April 29, 2015, the Company issued a convertible note to an unaffiliated individual  in the amount of $200,000 (the “April 2015  Note”).  Interest accrues on the April 2015 Note at a rate of 15% per annum. On the first anniversary of the April 2015 Note, the Company shall pay all then accrued interest. Thereafter, the Company shall make eight (8) equal payments of principal together with accrued interest, quarterly in arrears, commencing on July 1, 2016 and continuing on the same day of each October, January, April and July thereafter until paid in full.  All outstanding principal and any accumulated unpaid interest thereon shall be due and payable on the third anniversary of note.

At the election of the holder of the April 2015  Note, at any time prior to payment or prepayment of the April 2015  Note in full, all principal and accrued interest under the April 2015  Note may be converted in whole, but not in part, into the Company’s securities. For each dollar converted, the holder of the April 2015  Note shall receive two shares of common stock and a three-year warrant to purchase 1.33 shares (post Reverse Split) of common stock at $0.75 per share (post Reverse Split).

During the nine months ended February 29, 2016 and February 28, 2015, the Company recorded interest expense in the amount of $22,521 and $0, respectively, on this note.  As of February 29, 2016 and May 31, 2015 the outstanding principal balance on the Convertible Note was $200,000 and the Company had accrued interest in the amount of $25,151 and $2,630, respectively, on this note.

The Company calculated the fair value of the beneficial conversion features embedded in the April 2015 Note via the intrinsic value method. The Company also calculates the fair value of the detachable warrants offered with the April 2015 Note via the Black-Scholes valuation method.  The value of the conversion feature and the detachable warrants are considered discounts to the April 2015 Note, to the extent the aggregate value of the warrants and conversion features do not exceed the face value thereof. These discounts were amortized to interest expense over the term of the April 2015 Note.

The Company recorded a discount to the April 2015 Note in the amount of $200,000 during the year ended May 31, 2015.  The discount was comprised of $100,000 related to the beneficial conversion feature embedded in the April 2015 Note and $100,000 for the detachable warrants.  During the nine months ended February 29, 2016, the Company amortized $50,000 of this discount to interest expense. As of February 29, 2016 and May 31, 2015, the Company had unamortized discounts on the April 2015 Note in the amount of $144,444 and $194,444, respectively.

Related Party Notes:

During the year ended May 31, 2015, the Company borrowed $600,000 from Frank Koretsky, a director of the Company, to fund operations (the “Koretsky Funding Note 1”).  From June 1, 2015 through January 12, 2016, the Company borrowed an additional $295,000 from Mr. Koretsky under the Koretsky Funding Note 1. These loans were unsecured, due not less than one year after the date the loans were made, and carried interest at the rate of 6% per annum.  On January 12, 2016, the Company entered into a  new loan agreement with Mr. Koretsky (the “Koretsky Convertible Note”), and the principal balance of $895,000 and accrued interest in the amount of $31,008 from the Koretsky Funding Note 1 were transferred into the Koretsky Convertible Note. This note is unsecured and bears interest at the rate of 6% per annum. No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable. Principal and additional accrued interest will be paid in eight equal quarterly installments beginning on April 1, 2017. At Mr. Koretsky’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into the Company’s securities. Upon such an election, Mr. Koretsky will receive one “Unit” for each $0.75 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.00 per share.  As of February 29, 2016 and May 31, 2015, the outstanding principal balance under the Koretsky Funding Note 1 was $0 and $600,000, respectively; the outstanding principal balance under the Koretsky Convertible Note was $895,000 and $0, respectively.  At February 29, 2016 and May 31, 2015, the Company had a total of $38,070 and $3,337, respectively, of accrued interest due to Mr. Koretsky under the Koretsky Convertible Note and Koretsky Funding Note 1.

During January and February 2016, the Company borrowed an additional $380,000 from Mr. Koretsky to fund operations at an interest rate of 6% per annum with the balance of the loan terms remaining unfinalized. The interest rate was increased to 10% per annum effective March 1, 2016 and the terms of the loans were subsequently memorialized in a convertible promissory note dated April 11, 2016 (the “Koretsky Funding Note 2”).  The Koretsky Funding Note 2 is unsecured and bears interest at a rate of 6% per annum through February 29, 2016 and 10% per annum commencing March 1, 2016. All accrued interest will become due on April 1, 2017, with principal paid in eight equal quarterly installments along with accrued interest beginning on July 1, 2017. At Mr. Koretsky’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into the Company’s securities. Upon such an election, Mr. Koretsky will receive one “Unit” for each $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share.   As of February 29, 2016, the outstanding principal balance under the Koretsky Funding Note 2 was $380,000 and the Company had accrued interest in the amount of $3,487.

The Company calculated the fair value of the beneficial conversion features embedded in the convertible notes via the intrinsic value method. The Company also calculates the fair value of the detachable warrants offered with the convertible notes via the Black-Scholes valuation method.  The value of the conversion feature and the detachable warrants are considered discounts to the convertible note, to the extent the aggregate value of the warrants and conversion features do not exceed the face value thereof. These discounts were amortized to interest expense over the term of the convertible notes.

The Company recorded a discount to the convertible notes in the amount of $895,000 during the nine months ended February 29, 2016.  The discount was comprised of $458,982 related to the beneficial conversion feature embedded in the convertible note and $436,018 for the detachable warrants.  During the nine months ended February 29, 2016, the Company amortized $61,077 of this discount to interest expense. As of February 29, 2016, the Company had unamortized discounts on this convertible note in the amount of $833,923.

From June 1, 2015 through January 12, 2016, the Company borrowed $50,000 from Mr. Binder, a director and officer of the Company, to fund operations (the “Binder Funding Note 1). These loans were unsecured, due not less than one year after the date the loans were made, and carried interest at the rate of 6% per annum.  On January 12, 2016, the Company entered into a  new loan agreement with Mr. Binder (the “Binder Convertible Note”), and the principal balance of $50,000 and accrued interest in the amount of $962 from the Binder Funding Note 1 were transferred into the Binder Convertible Note. This note is unsecured and bears interest at the rate of 6% per annum. No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable. Principal and additional accrued interest will be paid in eight equal quarterly installments beginning on April 1, 2017. At Mr. Binder’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into the Company’s securities. Upon such an election, Mr. Binder will receive one “Unit” for each $0.75 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.00 per share.  As of February 29, 2016 and May 31, 2015, the outstanding principal balance under the Binder Convertible Note was $50,000 and $0, respectively.  At February 29, 2016 and May 31, 2015, the Company had an aggregate of $1,357 and $0, respectively, of accrued interest due to Mr. Binder under the Binder Convertible Note.

The Company calculated the fair value of the beneficial conversion features embedded in this convertible note via the intrinsic value method. The Company also calculates the fair value of the detachable warrants offered with the convertible note via the Black-Scholes valuation method.  The value of the conversion feature and the detachable warrants are considered discounts to the convertible note, to the extent the aggregate value of the warrants and conversion features do not exceed the face value thereof. These discounts were amortized to interest expense over the term of the convertible note.

The Company recorded a discount to the convertible note in the amount of $50,000 during the nine months ended February 29, 2016.  The discount was comprised of $25,641 related to the beneficial conversion feature embedded in the convertible note and $24,359 for the detachable warrants.  During the nine months ended February 29, 2016, the Company amortized $3,412 of this discount to interest expense. As of February 29, 2016, the Company had unamortized discounts on this convertible note in the amount of $46,588.

During January and February 2016, the Company borrowed an additional $12,750 from Mr. Binder to fund operations at an interest rate of 6% per annum with the balance of the loan terms remaining unfinalized. The interest rate was increased to 10% per annum effective March 1, 2016 and the terms of the loans were subsequently  memorialized in a convertible promissory note dated April 11, 2016 (the “Binder Funding Note 2”).  The Binder Funding Note 2 is unsecured and bears interest at a rate of 6% per annum through February 29, 2016 and 10% commencing March 1, 2016.  All accrued interest will become due on April 1, 2017, with principal paid in eight equal quarterly installments along with accrued interest beginning on July 1, 2017. At Mr. Binder’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into the Company’s securities. Upon such an election, Mr. Binder will receive one “Unit” for each $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share.   As of February 29, 2016, the outstanding principal balance under the Binder Funding Note 2 was $12,750, and the Company had accrued interest in the amount of $70.

Note 10 – Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 20,320,003 and 20,000,003 shares (post Reverse Split) of common stock issued and outstanding as of February 29, 2016 and May 31, 2015, respectively.

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

The Company recorded imputed interest of $807 and $0 during the nine months ended February 29, 2016 and February 28, 2015 on related party payables due to a director and officer of the Company.

On August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Mr. Bonsett is entitled to a one-time signing bonus of 250,000 (post Reverse Split) shares of restricted common stock of the Company, which will become fully vested one year from the effective date of the agreement.  The shares were issued on January 19, 2016.  The Company valued the shares at $327,500 based on the stock price at August 3, 2015.  During the nine months ended February 29, 2016, the Company recognized $327,500 in share based compensation.

Stock Issued for Services

On August 28, 2015, the Company issued 60,000 shares of common stock, valued at $45,000, to a consultant for services.  Of these shares, 50,000, valued at $37,500, were included in stock payable as of May 31, 2015.  The shares were valued based on the closing market price on the grant date.

On July 22, 2015, pursuant to a consulting agreement, the Company agreed to issue 5,000 shares of common stock, valued at $5,750, to a consulting firm in exchange for investor relations consulting services.  On August 17, 2015, the consulting agreement was amended, whereby the Company agreed to issue 5,000 additional shares of common stock, valued at $6,350.  On August 26, 2015, the Company extended the consulting agreement (“First Extension”) and agreed to issue the consultant an additional 10,000 shares of common stock, valued at $12,700.  On October 9, 2015, the Company extended the consulting agreement (“Second Extension”) and agreed to issue the consultant an additional 10,000 shares of common stock, valued at $11,700.  On December 15, 2015, the Company extended the consulting agreement (“Third Extension”) and agreed to issue the consultant an additional 10,000 shares of common stock, valued at $8,000.  All shares were valued based on the closing market price of the common stock on the grant date.  During the nine months ended February 29, 2016, the Company issued 10,000 shares to this consultant and at February 29, 2016 had 30,000 shares of common stock, valued at $32,750 included in stock payable on the accompanying balance sheets.

On October 15, 2015, pursuant to a consulting agreement, the Company agreed to issue 10,000 shares of common stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term.  The parties are in discussions regarding whether any shares of the Company's common stock have been earned and it is uncertain whether any shares will be issued. As of February 29, 2016, we have included 20,000 shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets.  The shares were valued based on the closing market price on the grant date.

On December 18, 2015, pursuant to a consulting agreement commencing on January 4, 2016, the Company agreed to issue 25,000 shares of common stock per month, valued at $19,750 per month, to a consultant in exchange for investor relations consulting services.   The consulting agreement was terminated during the first month of its term.  The parties are in discussions regarding whether any shares of the Company's common stock have been earned and it is uncertain whether any shares will be issued.  As of February 29, 2016, the Company had 50,000 shares of common stock, valued at $39,500 included in stock payable on the accompanying balance sheet.  The shares were valued based on the closing market price on the grant date.

Note 11 – Related Party Transactions

During the nine months ended February 29, 2016 and February 28, 2015, the Company accrued related party payables in the amount of $0 and $0, respectively, for amounts due to officers and directors related to expenses paid on behalf of the Company.  As of February 29, 2016 and May 31, 2015, the Company had related party payables in the amount of $17,930 and $18,455.

During the nine months ended February 29, 2016 and February 28, 2015, the Company recorded imputed interest of $807 and $0, respectively, on related party payables due to directors and an officer of the Company.

During the nine months ended February 29, 2016 and February 28, 2015, the Company accrued compensation in the amount $106,250 and $25,000, respectively, to Jeffrey Binder pursuant to his employment agreement.  Mr. Binder has deferred all salary since the commencement of the agreement.  At February 29, 2016 and May 31, 2015, total accrued compensation to Mr. Binder was $212,500 and $106,250, respectively.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett is entitled to a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, valued at $327,500, which will become fully vested one year from the effective date of the agreement. The shares were valued based on the closing market price on the grant date. The 250,000 shares were issued on January 19, 2016.  During the nine months ended February 29, 2016, the Company recognized share based compensation of $327,500.

On April 17, 2015, CLS Labs Colorado, Inc. (“CLS Labs Colorado”), a wholly owned subsidiary of CLS Labs, loaned $500,000 (the “Note”) to Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”), to be used by PRH in connection with the financing of the building out, equipping, and development of a grow facility by PRH that will be operated by a licensed third-party marijuana grower.  Pursuant to the Note, as amended by the parties effective June 30, 2015 and October 31, 2015, PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing in the fourth quarter of 2016 (the “Payment Date”) and continuing until paid in full. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing on the Payment Date and continuing until paid in full.  All remaining outstanding principal and any accumulated unpaid interest due under the Note will be due and payable on the fifth anniversary of the Payment Date.  In the event of default as defined in the agreements related to the Note, all amounts under the Note shall become at once due and payable.  During the year ended May 31, 2015, the Company recorded an impairment related to the note receivable in the amount of $500,000.  This receivable is recorded on the balance sheet as of February 29, 2016 and May 31, 2015 in the amount of $0 and $0, net of allowance in the amount of $500,000.

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

Related Party Notes Payable

The Company has convertible notes payable and notes payable outstanding to Jeffrey Binder, an officer and director, and to Frank Koretsky, a director; see note 9.

Note 12 – Commitment and Contingencies

The Company, through CLS Labs Colorado, leases 42,392 square feet of warehouse and office space (the “Leased Space”) in a building located on 1.92 acres in Denver Colorado. CLS Labs Colorado subleases the Leased Space to Picture Rock Holdings, LLC as part of an arrangement whereby Picture Rock Holdings, LLC and its affiliate will conduct certain intended activities, including growing, extraction, conversion, assembly and packaging of cannabis and other plant materials, as permitted by and in compliance with state, city and local laws, rules, ordinances and regulations.  Total expense for the lease was $163,024 and $0 for the nine months ended February 29, 2016 and February 28, 2015.

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

Note 13 – Subsequent Events

On March 18, 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to purchase an aggregate of up to $500,000 in subscription amount corresponding to an aggregate of up to $555,555 in 10% Original Issue Discount Convertible Promissory Notes (the “10% Notes”) due, subject to the terms therein, in installments as set forth below. The purchase will occur, at the Company’s option, in up to five tranches, with the first tranche of $200,000 being purchased on March 18, 2016; the second tranche of $50,000 being purchased on the first Friday, which is a trading day after the date (the “Filing Date”) that a registration statement (the “Registration Statement”) registering shares of common stock of the Company issuable upon conversion or repayment of the 10% Notes, is filed with the SEC; the third tranche of $50,000 being purchased on the first Friday, which is a trading day at least three (3) trading days after the Company receives initial comments from the SEC on the Registration Statement, or the date that the Company is notified by the SEC that the Registration Statement will not be reviewed;  the fourth tranche of $100,000 being purchased on the first Friday, which is a trading day at least three trading days after of the date that the Registration Statement is declared effective by the SEC (the “SEC Effective Date”); and the fifth Tranche of $100,000 being purchased on the first Friday, which is a trading day after the thirty (30) day anniversary of the SEC Effective Date.

At the earlier of September 18, 2016 or two (2) trading days after the SEC Effective Date, the Company must begin to redeem 1/24th of the face amount of the Notes and any accrued but unpaid interest on a bi-weekly basis. Such amortization payment may be made, at the option of the Company, in cash or, subject to certain conditions, in common stock of the Company pursuant to a conversion rate equal to the lower of (a) $0.80 (the “Fixed Conversion Price”) or (b) 75% of the lowest daily volume weighted average price of the common stock of  (the “VWAP”) in the 20 consecutive trading days immediately prior to the applicable conversion date. At any time after the issue date of the Notes, the holder may convert the 10% Notes into shares of common stock of the Company at the holder’s option. The conversion price will be the Fixed Conversion Price. Subject to certain exclusions, if the Company sells or issues its common stock or certain common stock equivalents at an effective price per share that is lower than the Fixed Conversion Price, the conversion price will be reduced to equal to such lower price. On March 18, 2016, the Company issued Old Main a 10% Original Issuance Discount Convertible Promissory Note in the principal amount of $222,222 with the original issue date of March 18, 2016 in exchange for $200,000 pursuant to the Purchase Agreement, representing the first tranche under the Purchase Agreement.

On March 18, 2016, the Company also issued Old Main an 8% Convertible Promissory Note (the “8% Note”) in the principal amount of $200,000 for Old Main’s commitment to enter into an equity line transaction with the Company and prepare all of the related transaction documents. The 8% Note bears interest at the rate of 8% per annum. At the earlier of the six month anniversary of the Closing Date or two (2) trading days after the SEC Effective Date, the Company must begin to redeem 1/6th of the face amount of the 8% Note and any accrued but unpaid interest on a monthly basis. Such amortization payment may be made, at the option of the Company, in cash or, subject to certain conditions, in common stock of the Company pursuant to a conversion rate equal to the lower of (a) $1.07 (the “8% Note Fixed Conversion Price”) or (b) 75% of the lowest VWAP in the twenty (20) consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.  Subject to certain exclusions, if the Company sells or issues its common stock or certain common stock equivalents at an effective price per share that is lower than the 8% Note Fixed Conversion Price, the conversion price will be reduced to equal to such lower price.

In connection with the Purchase Agreement, the Company and Old Main entered into a Registration Rights Agreement dated March 18, 2016 (the “Registration Rights Agreement”), whereby the Company agreed to register the resale of the shares of the Company’s common stock underlying the 10% Notes, among other securities, pursuant to the terms thereof. In the event that the Company fails to meet certain timing requirements set forth in the Registration Rights Agreement, among other penalties, for each month that such delay continues, the outstanding principal amount of the 10% Notes will be increased in an amount equal to the product of 2% multiplied by the aggregate subscription amount paid pursuant to the Purchase Agreement.

As discussed in Note 9, on April 11, 2016, convertible promissory notes in favor of Mr. Koretsky and Mr. Binder were finalized.  These notes are unsecured and bear interest at the rate of 6% per annum on interest accrued through February 29, 2016 and 10% per annum thereafter. No payments are required until April 1, 2017, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with accrued interest, beginning on July 1, 2017. At the note holder’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into the Company’s securities. Upon such an election, the holder will receive one “Unit” for each $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share.

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

The Company had a net loss of $1,862,610 for the nine months ended February 29, 2016, resulting in an accumulated deficit as of February 29, 2016 of $3,378,197. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the Three Months Ended February 29, 2016 and February 28, 2015

Revenues

The Company had no revenues during the three month periods ended February 29, 2016 and February 28, 2015.

General and administrative expenses

General and administrative expenses increased $253,948, or approximately 167%, to $406,323 during the three months ended February 29, 2016, compared to $152,375 for the three month ended February 28, 2015.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, bank charges and payroll expenses.  We expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Professional fees

Professional fees increased $157,539, or approximately 85%, to $343,818 during the three months ended February 29, 2016 compared to $186,279 for the three months ended February 28, 2015.  This increase was due primarily to the payment of fees for consulting and investor relations services pursuant to consulting agreements and legal fees. We expect professional fees to increase in future periods as our business grows.

Interest expense

Interest expense for the three months ended February 29, 2016 was $106,599, an increase of $106,334 compared to $265 for the three months ended February 28, 2015.  Interest expense consists of $268 of imputed interest, $17,696 of interest on related party debt, $7,479 of interest on debt and $81,156 of amortization of debt discounts on notes payable.

Net loss

For the reasons above, the Company had a net loss for the three months ended February 29, 2016 of $856,740, which is an increase of $517,821, or approximately 153%, compared to a net loss of $338,919 during the three months ended February 28, 2015.

Results of Operations for the Nine Months Ended February 29, 2016 and February 28, 2015

Revenues

The Company had no revenues during the nine month periods ended February 29, 2016 and February 28, 2015.

General and administrative expenses

General and administrative expenses increased $555,273, or approximately 153%, to $917,726 during the nine months ended February 29, 2016, compared to $362,453 for the nine months ended February 28, 2015.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, bank charges and payroll expenses.  We expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Professional fees

Professional fees increased $470,570, or approximately 159%, to $767,420 during the nine months ended February 29, 2016, compared to $296,850 for the nine months ended February 28, 2015.  This increase was due primarily to the payment of fees for consulting and investor relations services pursuant to consulting agreements and legal fees. We expect professional fees to increase in future periods as our business grows.

Interest expense

Interest expense for the nine months ended February 29, 2016 was $177,464 compared to $445 for the nine months ended February 28, 2015.  Interest expense consists of $807 of imputed interest, $39,647 of interest on related party debt, $22,521 of interest on debt and $114,489 of amortization of debt discounts on notes payable.

Net loss

For the reasons above, the Company had a net loss for the nine months ended February 29, 2016 of $1,862,610, which is an increase of $1,202,862, or approximately 182%, compared to a net loss of $659,748 during the nine months ended February 28, 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 29, 2016 compared to May 31, 2015.

	February 29, 2016	May 31, 2015
Current Assets	$44,332	$240,621
Current Liabilities	$1,082,691	$875,696
Working Capital (Deficit)	$(1,038,359)	$(635,075)

At February 29, 2016 and May 31, 2015, the Company had a working capital deficit of $1,038,359 and $635,075, respectively. This working capital deficit occurred primarily because we have not yet commenced earning revenues.  We anticipate that we will commence earning revenues by the fourth quarter of 2016.  During the nine months ended February 29, 2016, we obtained loans from our officers and directors to cover operating expenses and expenses related to the Merger and the Colorado Arrangement.  In March 2016, we also closed on the Purchase Agreement (as hereafter defined) and used the proceeds from the first 10% Note (as hereafter defined) for working capital purposes. This working capital deficit will likely continue to increase until we begin earning revenues but should not be viewed as an indicator of our future performance once we commence earning revenues. We have operated at a loss since inception.

On April 29, 2015, the Company issued the April 2015 Note to an unaffiliated individual in the amount of $200,000.  Interest accrues on the April 2015 Note at a rate of 15% per annum. On the first anniversary of the April 2015 Note, the Company shall pay all then accrued interest. Thereafter, the Company shall make eight (8) equal quarterly payments of principal together with accrued interest, in arrears, commencing on July 1, 2016.  All outstanding principal and any accumulated unpaid interest thereon shall be due and payable on the third anniversary of note. At the holder’s election, at any time prior to payment or prepayment of the April 2015 Note in full, all principal and accrued interest under the April 2015 Note may be converted in whole, but not in part, into the Company’s securities. For each dollar converted, the Holder shall receive two shares of common stock and a three-year warrant to purchase 1.33 shares of common stock at $0.75 per share.

 Cash flows from operations used $871,924 during the nine months ended February 29, 2016 compared to $569,404 during the nine months ended February 28, 2015.  This increase is primarily due to the Company having entered into the Colorado Arrangement and having commenced active trading in its common stock on the OTCQB during 2015.  As a result, during the nine months ended February 29, 2016, the Company issued its stock to pay for investor relations services, issued stock to its new COO, and incurred deferred compensation owed to its CEO for the entire nine-month period versus only five months during the comparable period in 2014.  The increase was also due to the amortization of the debt discount associated with the Company's convertible loans, deferred liabilities associated with the Colorado Arrangement and an increase in accounts payable because the Company was incurring expenses associated with the Colorado Arrangement but has not yet commenced earning revenue.

Cash flows from investing activities used $44,477 during the nine months ended February 29, 2016 compared to $297,408 during the nine months ended February 28, 2015.  During the nine months ended February 29, 2016 the Company invested in equipment and had leasehold improvements on its Colorado facility.  During the nine months ended February 28, 2015, the Company paid a fee to acquire the "public shell."

Cash flows from financing activities provided $737,750 during the nine months ended February 29, 2016 compared to $1,000,000 during the nine months ended February 28, 2015.  During the nine months ended February 29, 2016, the Company borrowed funds from its officers and directors.  During the nine months ended February 28, 2015, these same officers and directors purchased equity in the Company.

To fund operations during the nine months ended February 29, 2016, we borrowed $50,000 from Jeffrey Binder, an officer and director of the Company, and $295,000 from Frank Koretsky, a director of the Company.  The $295,000 borrowed from Mr. Koretsky is in addition to a prior $600,000 loan from Mr. Koretsky to the Company under identical terms. The terms of these loans were memorialized in convertible notes in favor of each of Mr. Binder and Mr. Koretsky. Pursuant to the terms thereof, these loans are unsecured and bear interest at a rate of 6% per annum.  No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable. Principal and additional accrued interest will be paid in eight equal quarterly installments beginning on April 1, 2017. At the election of the holder, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under loans may be converted, in whole or in part, into the Company’s securities. Upon such an election, the holder will receive one “Unit” for each $0.75 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.00 per share.

During January and February 2016, we borrowed an additional $12,750 from Jeffrey Binder, a director and officer of the Company and $380,000 from Frank Koretsky, a director of the Company, to fund operations.  These loans, each of which was memorialized in a convertible promissory note dated April 11, 2016, are unsecured and bear interest at a rate of 6% per annum through February 29, 2016 and 10% per annum thereafter.  Accrued interest will become due on April 1, 2017, with principal being paid in eight equal quarterly installments, together with accrued interest, beginning on July 1, 2017. At the holder’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into the Company’s securities. Upon such an election, the holder will receive one “Unit” for each $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share.

Over the next twelve months we will require significant additional capital to cover our projected cash flow deficits due to the Colorado Arrangement and related agreements, the repayment of the April 2015 Loan and the loans from Jeffrey Binder and Frank Koretsky, the implementation of our business plan, and the development of alternative revenue sources.  Additionally, we anticipate that we will devote resources to research and development related to the refinement of our patent pending proprietary methods and processes and development of new products. We estimate research and development costs of between $50,000 and $100,000 during the next 12 months.  Finally, during the next 18-24 months, we plan to construct and open two to three processing facilities for use either by a licensee or by us directly.  We anticipate that the build out and opening of each processing facility will require between $1,000,000 and $3,000,000 in capital, with additional capital required for liquidity to cover personnel, equipment, and other operating expenses with respect to each opened facility.

We currently have two employees, Jeffrey Binder, who serves as the Chairman, President and Chief Executive Officer of the Company; and Alan Bonsett, who serves as the Chief Operating Officer of the Company.   In an effort to assist us conserve cash, Mr. Binder has deferred all of his salary (approximately $212,500 as of February 29, 2016) to date.  During the nine months ended February 29, 2016, the Company issued to Mr. Bonsett a one-time signing bonus of 250,000 (post Reverse Split) shares of restricted common stock of the Company, which will become fully vested one year from the effective date of his employment agreement.  The Company valued the shares at $327,500.  During the nine months ended February 29, 2016 we recognized $327,500 in share based compensation.

We also utilized the services of outside investor relations consultants.  Pursuant to a consulting agreement, we paid a consultant a monthly fee of $6,000 at the beginning of each month and agreed to issue the consultant 120,000 shares of restricted common stock vesting at a rate of 10,000 shares per month.  During the three months ended May 31, 2015, we paid $12,000 to the consultant and 10,000 (post Reverse Split) shares vested.  We terminated the consulting agreement during the nine months ended February 29, 2016 and issued the 60,000 shares common stock that had vested, of which 50,000 shares with a value of $37,500 were included in stock payable as of May 31, 2015.

On July 22, 2015, pursuant to a consulting agreement, we agreed to issue 5,000 shares of common stock, valued at $5,750, to a consulting firm in exchange for investor relations consulting services.  On August 17, 2015, the consulting agreement was amended, whereby we agreed to issue 5,000 additional shares of common stock, valued at $6,350.  On August 26, 2015, we extended the consulting agreement (“First Extension”) and agreed to issue the consultant an additional 10,000 shares of common stock, valued at $12,700.  On October 9, 2015, we extended the consulting agreement (“Second Extension”) and agreed to issue the consultant an additional 10,000 shares of common stock, valued at $11,700.  On December 15, 2015, we extended the consulting agreement (“Third Extension”) and agreed to issue the consultant an additional 10,000 shares of common stock, valued at $8,000.  All shares were valued based on the closing market price on the grant date.  During the nine months ended February 29, 2016, we issued 10,000 shares to this consultant, and at February 29, 2016 have 30,000 shares of common stock, valued at $32,750, included in stock payable on the accompanying balance sheets.

During the nine months ended February 29, 2016, pursuant to a consulting agreement, we agreed to issue 10,000 shares of common stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term.  The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of February 29, 2016, we have included 20,000 shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets.  The shares were valued based on the closing market price on the grant date.

On December 18, 2015, pursuant to a consulting agreement, we agreed to issue 25,000 shares of common stock per month, valued at $19,750, to a consultant in exchange for investor relations consulting services.   The consulting agreement was terminated during the first month of its term.  The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued.  As of February 29, 2016, we had 50,000 shares of common stock, valued at $39,500 included in stock payable on the accompanying balance sheet.  The shares were valued based on the closing market price on the grant date.

On March 18, 2016, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to purchase an aggregate of up to $500,000 in subscription amount corresponding to an aggregate of up to $555,555 in principal amount of 10% Original Issuance Discount Convertible Promissory Notes (the “10% Notes”) due, subject to the terms therein, in installments as set forth below. The purchase will occur, at our option, in up to five tranches, with the first tranche of $200,000 being purchased on March 18, 2016; the second tranche of $50,000 being purchased on the first Friday, which is a trading day after the date (the “Filing Date”) that a registration statement (the “Registration Statement”) registering shares of common stock of the Company issuable upon conversion or repayment of the 10% Notes, is filed with the SEC; the third tranche of $50,000 being purchased on the first Friday, which is a trading day at least three (3) trading days after the Company receives initial comments from the SEC on the Registration Statement, or the date that we are notified by the SEC that the Registration Statement will not be reviewed;  the fourth tranche of $100,000 being purchased on the first Friday, which is a trading day at least three trading days after of the date that the Registration Statement is declared effective by the SEC (the “SEC Effective Date”); and the fifth Tranche of $100,000 being purchased on the first Friday, which is a trading day after the thirty (30) day anniversary of the SEC Effective Date.

At the earlier of September 18, 2016 or the two (2) trading days after the SEC Effective Date, we must begin to redeem 1/24th of the face amount of the 10% Notes and any accrued but unpaid interest on a bi-weekly basis. Such amortization payment may be made, at our option, in cash or, subject to certain conditions, in our common stock pursuant to a conversion rate equal to the lower of (a) $0.80 (the “Fixed Conversion Price”) or (b) 75% of the lowest daily volume weighted average price of the common stock of  (the “VWAP”) in the 20 consecutive trading days immediately prior to the applicable conversion date. At any time after the issue date of the Notes, the holder may convert the 10% Notes into shares of our common stock at the holder’s option. The conversion price will be the Fixed Conversion Price. Subject to certain exclusions, if we sell or issues its common stock or certain common stock equivalents at an effective price per share that is lower than the Fixed Conversion Price, the conversion price will be reduced to equal to such lower price. On March 18, 2016, we issued Old Main a 10% Original Issuance Discount Convertible Note in the principal amount of $222,222 in exchange for $200,000 pursuant to the Purchase Agreement, representing the first tranche under the Purchase Agreement. The proceeds from the first tranche were used by the Company to fund general working capital requirements.

On March 18, 2016, we also issued Old Main an 8% Convertible Promissory Note (the “8% Note”) in the principal amount of $200,000 for Old Main’s commitment to enter into an equity line transaction with us and prepare all of the related transaction documents. The 8% Note bears interest at the rate of 8% per annum. At the earlier of the six month anniversary of the Closing Date or two (2) trading days after the SEC Effective Date, we must begin to redeem 1/6th of the face amount of the 8% Note and any accrued but unpaid interest on a monthly basis. Such amortization payment may be made, at the option of the Company, in cash or, subject to certain conditions, in common stock of the Company pursuant to a conversion rate equal to the lower of (a) $1.07 (the “8% Note Fixed Conversion Price”) or (b) 75% of the lowest VWAP in the twenty (20) consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.  Subject to certain exclusions, if we sell or issue our common stock or certain common stock equivalents at an effective price per share that is lower than the 8% Note Fixed Conversion Price, the conversion price will be reduced to equal to such lower price.

In connection with the Purchase Agreement and 8% Note, we intend to enter into an equity line agreement with Old Main whereby we may issue and sell to Old Main, at our option from time to time, up to $4,000,000 of our common stock at a purchase price equal to 80% of the lowest VWAP of the common stock during a five day “Valuation Period,” provided, however, that we may not sell any such common stock until a registration statement registering the shares of common stock issuable pursuant to the agreement are declared effective under the Securities Act pursuant to a Registration Statement.

We do not currently have the capital necessary to meet our liquidity needs, fund our capital requirements or implement our business plan. We intend to fund our cash flow and capital requirements during the next year from the proceeds of the Purchase Agreement and proposed equity line agreement with Old Main, the sale of our common stock, by obtaining additional loans and with cash generated through operations in connection with the Colorado Arrangement. There can be no assurance that we will be able to meet our needs, however, as we have not yet received any commitments for the purchase of our equity securities or for additional loans.  Further, although we anticipate that we will begin receiving payments pursuant to the Licensing Agreement and Equipment Lease during the fourth quarter of 2016, the Colorado Arrangement has not generated revenue to date and, as described above, there can be no assurance that it will ever generate sufficient cash to repay the $500,000 loan from CLS Labs Colorado or to meet PRH's obligations under the Licensing Agreement or Equipment Lease. We anticipate that we will incur operating losses during the next twelve months.

Going concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, have an accumulated deficit of $3,378,197 and had a working capital deficit of $1,038,359 at February 29, 2016. In addition, we do not currently have the cash resources to meet our operating commitments during the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by developmental stage companies.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

Accounting standards promulgated by the Financial Accounting Standards Board (“FASB”)  are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as non-current on the balance sheet.  ASU 2015-17 is effective in fiscal years beginning after December 15, 2016. Early adoption is permitted on either a prospective or retrospective basis. The Company has elected early adoption as of the interim period beginning December 1, 2015, effective for the annual period ending May 31, 2016, and has selected the prospective application. Prior periods have not been retrospectively adjusted.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This amendment defers the effective date of the previously issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), until the interim and annual reporting periods beginning after December 15, 2017. The FASB’s ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. We intend to adopt the provisions of ASU 2015-14 for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2015-14 on its consolidated financial statements.

In July 2015, the FASB, issued ASU No. 2015-11,“Inventory (Topic 330): Simplifying the Measurement of Inventory,” which requires an entity to measure inventory within the scope of the ASU at the lower of cost or net realizable value. The amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Earlier adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on our financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a consulting agreement, as amended, the Company has agreed to issue a consulting firm 30,000 shares of common stock, valued at $32,750, for consulting services.

During the nine months ended February 29, 2016, the Company issued 250,000 shares of common stock to the Company’s COO, Alan Bonsett, pursuant to his employment agreement.

The foregoing shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, in each case, as a transaction by the Company not involving a public offering.

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

CLS HOLDINGS USA, INC.

Date: April 12, 2016	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)