Form 10-K
period 2016-05-31
CLS Holdings USA, Inc.
filed 2016-08-29
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2016

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
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.0001

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $4,717,502.70

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  20,350,003 shares of common stock par value $0.0001 as of August 25, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

These forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. The “Risk Factors” section of this annual report sets forth detailed risks, uncertainties and cautionary statements regarding our business and these forward-looking statements.

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

AVAILABLE INFORMATION

We file certain reports under the Securities Exchange Act of 1934 (the “Exchange Act”). Such filings, including annual and quarterly reports, can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission (“SEC”) at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Stockholders can request copies of these documents upon payment of a duplicating fee by writing to the SEC. The reports we file with the SEC are also available on the SEC’s website (http://www.sec.gov).

PART I

Item 1.    Description of Business

Background

We were originally incorporated as Adelt Design, Inc. on March 31, 2011 to manufacture and market carpet binding art. Production and marketing of carpet binding art never commenced. After CLS Labs, Inc. (“CLS Labs”) acquired 55.6% of the outstanding shares of common stock of the Company, Jeffrey Binder, the Chairman, President and Chief Executive Officer of CLS Labs, was appointed Chairman, President and Chief Executive Officer of the Company. Subsequently, the Company adopted amended and restated articles of incorporation, thereby changing its name to CLS Holdings USA, Inc.

The Merger

On April 29, 2015, the Company entered into a merger agreement with CLS Labs and a newly-formed, wholly owned subsidiary of the Company (the “Merger Sub”) and effected the Merger (the “Merger”). Upon the consummation of the Merger, the separate existence of the Merger Sub ceased and CLS Labs, the surviving corporation in the Merger, became a wholly owned subsidiary of the Company, with the Company acquiring the stock of CLS Labs, abandoning its previous business, and adopting the existing business plan and operations of CLS Labs. CLS Labs is a company that plans to generate revenues through licensing, fee-for-service and joint venture arrangements related to its patent pending proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into saleable concentrates.

Operations

For the past three years, one of the founders of CLS Labs has been developing a proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. These concentrates may be ingested in a number of ways, including through vaporization via e-cigarettes, and used for a variety of pharmaceutical and other purposes. Internal testing of the cannabinoids extracted through our patent-pending proprietary process versus the cannabinoids resulting from the processes commonly used in the industry, the results of which were reviewed and confirmed by an independent laboratory, has revealed that our process produces a cleaner, higher quality product and a significantly higher yield than the cannabinoid extraction processes currently existing in the marketplace.

On April 17, 2015, CLS Labs took its first step toward commercializing its patent pending proprietary methods and processes by entering into the Colorado Arrangement. CLS Labs had not otherwise commercialized its patent pending proprietary process prior to the Merger and has not earned any revenues.

We intend to monetize this extraction method and generate revenues through (i) the licensing of our patent pending proprietary methods and processes to others, as in the Colorado Arrangement, (ii) the processing of cannabis for others, and (iii) the purchase of cannabis and the processing and sale of cannabis-related products.  We plan to accomplish this through the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can establish a position as one of the premier cannabinoid extraction and processing companies in the industry. Assuming we do so, we then intend to explore the creation of our own brand of concentrates for consumer use, which we would sell wholesale to cannabis dispensaries. We believe that we can create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling. We also plan to offer consulting services through Cannabis Life Sciences Consulting, LLC (“CLS Consulting”), which will generate revenue by providing consulting services to cannabis-related businesses, including growers, dispensaries and laboratories, and driving business to our processing facilities.

Our mission is to be the industry leader in the extraction, conversion and marketing of cannabinoid oils, wax, edibles and shatter by leveraging our extraction methods and conversion processes. We have an experienced team of executives and consultants who each contribute significant value in the scientific, marketing and licensure arenas. Jeffrey Binder, a founder of CLS Labs and our Chairman, President and Chief Executive Officer, is a seasoned executive with experience in the strategic start-up and growth of companies in several different industries. Raymond Keller, a founder of CLS Labs, developed the aforementioned patent pending proprietary process of extracting, cleaning and converting the cannabinoids from the cannabis plant and the associated delivery materials and systems for such cannabinoids. Frank Koretsky, a founder of CLS Labs and director of the Company, is a successful entrepreneur who has proven to be a marketing and brand specialist. Alan Bonsett, our Chief Operating Officer, has extensive experience in the cannabis industry, spanning production and processing facility buildouts, business development and strategic planning, licensing and compliance, and supply chain management.

Mr. Keller developed our patent pending proprietary process for extracting, cleaning and converting cannabinoids from cannabis plants.  He has also created various delivery systems and materials to ready the converted cannabis product for different uses by different potential distributors. Mr. Keller contributed this intellectual property to CLS Labs in exchange for stock in CLS Labs, which was subsequently exchanged for stock in the Company in the Merger. A patent application has been filed with respect to the process. As there can be no assurances that the application will be granted, the process is currently maintained as a trade secret by the Company.  We believe that this patent pending proprietary process will allow us to extract and convert cannabinoids contained in cannabis in a manner that produces a greater yield than methods currently used in the industry. We believe this ability and the ability to convert these refined cannabinoids into products that can be used in multiple delivery systems will provide us with a strategic advantage in the cannabis industry.

Competitive Advantages

Our patent pending proprietary process is expected to reduce growers’ costs and provide them with double the amount of Delta-9 THC compared to our competitors.

Although the current standard within the marijuana extraction industry is to process only the bud and trim from plants, the sophistication of our lab and patent pending proprietary process allow us to use the entire plant, with no trimming or preparation required by the grower prior to delivery. We estimate that this will result in cost savings for growers of 18%-22% versus our competitors’ current methods. Further, the trimming process damages some of the crystals present on the plants, thus reducing the levels of Delta-9 THC, marijuana’s primary psychoactive ingredient.  By processing the entire plant, we expect to eliminate this loss of crystals.  We believe that this, along with our patent pending proprietary extraction and conversion method, will result in a concentration of Delta-9 THC that is approximately twice that of the current industry standard.

We expect to produce a much larger amount of Delta-9 THC from plants resulting in higher revenues to us.

As it is customary within the industry to charge growers per gram of Delta-9 THC returned to them following processing, in producing twice the concentration of Delta-9 THC, we anticipate that we will generate per-plant revenues twice that of the current industry standard while also providing greater per-plant value to growers.

Our patent pending proprietary process is expected to result in market-changing product consistency.

The sophistication of our patent pending proprietary process and proposed labs will allow us to analyze, break down and mix the various cannabinoids extracted from marijuana plants. Doing so will allow us to control the different cannabinoid levels in our products, and should result in market-changing product consistency. As the cannabinoid makeup of plants varies significantly from grower-to-grower, the products generated by most extractors vary based on the source of the plants. Our potential ability to produce a consistent product regardless of the grower will likely be highly desirable among both consumers looking for reliable products and dispensaries desiring to market a consistent brand of products sourced from multiple growers.

We expect to produce cleaner, safer products as a result of the advanced testing that will be used at our sophisticated labs.

Although states currently require testing of marijuana plants for certain chemicals and pesticides prior to processing, such testing does not identify many harmful and undesirable contaminates such as heavy metals, which might be present in plants as a by-product of certain fertilizers used in their growth. Through our patent pending proprietary process, we will conduct testing that is significantly more extensive than current state laws require or industry standards dictate, then remove such harmful contaminates. This should result in a cleaner, safer product that we believe will be preferred by growers and consumers alike.

We expect to provide one-stop, multi-state services to companies wishing to build private label brands that deliver consistent products.

Marijuana cannot currently be transported across state lines, which means that a processor with a single facility cannot process marijuana grown in more than one state.  This means that companies that wish to produce private label products in multiple states must contract with multiple processors to process, package and label their products, which leads to a lack of internal consistency within the brand.  Our multi-state business plan should allow us to provide consistent processing, packaging and labeling services, setting us apart from these “mom and pop” extractors prevalent in the industry. This should allow us to produce currently unavailable multi-state consistency in private label products.

The Colorado Arrangement

As CLS Labs is currently unable to obtain a license in Colorado to operate a cannabis processing facility due to residency requirements, on April 17, 2015, it entered into an arrangement through CLS Labs Colorado with Picture Rock Holdings, LLC (“PRH”), which will be licensed by the State of Colorado as a marijuana infused product manufacturer and retailer, to, among other things, (i) license its patent pending proprietary technology, methods and processes to PRH in exchange for a fee; (ii) build a processing facility and lease such facility, including equipment, to PRH; and (iii) loan certain funds to PRH to be used by PRH in connection with its financing of the building out, equipping, and development of the grow facility that will be operated by a licensed third-party marijuana grower (the “Grower”).

Licensing Agreement

On April 17, 2015, CLS Labs Colorado entered into a Licensing Agreement with PRH whereby, in exchange for a license fee payable over the ten (10) year term of the agreement, CLS Labs Colorado granted to PRH an exclusive license for the State of Colorado of certain proprietary inventions and formulas relating to the extraction from, separation and processing (the “Process”) of marijuana to produce certain marijuana-infused products, including edibles, e-liquids, waxes and shatter (the “Products”), and to practice and use the Process in conjunction with the manufacture, production, sale, and distribution of the Products. The Licensing Agreement was subsequently amended effective June 30, 2015, October 31, 2015, April 11, 2016 and May 31, 2016. Pursuant to the Licensing Agreement, as amended, its term will commence once CLS Labs Colorado has completed building a fully equipped lab at the Leased Real Property and payments by PRH to CLS Labs Colorado will commence in the month following the month in which PRH commences generating revenue through the grow facility, which commencement is anticipated to occur during the first quarter of 2017. Pursuant to Colorado law, PRH cannot obtain Colorado marijuana-infused products licenses (the “MIP Licenses”) for the Leased Real Property until the processing facility is built out and ready for operation.  PRH has an agreement with one of its affiliates that holds the required MIP Licenses to transfer such MIP Licenses to PRH, subject to State of Colorado Department of Revenue Marijuana Enforcement Division (“MED”) approval, within three (3) days after the MED is ready to attached the MIP Licenses to the Leased Real Property, which is expected to occur during the third quarter of 2016.

Pursuant to the Licensing Agreement, if during its term, applicable state and local laws change to permit, in whole or in part, the ownership or issuance of a MIP License, directly or indirectly, by or to a person or entity who is not a Colorado resident, CLS Labs Colorado has the option to demand the transfer of up to a fifty six percent (56%) ownership interest in the MIP Licenses owned by PRH to CLS Labs Colorado or its designees.  In exchange for such a transfer, the license fee due to CLS Labs Colorado under the Licensing Agreement will be reduced in proportion to the percentage ownership interest in the MIP Licenses transferred by PRH to CLS Labs Colorado or its designees.

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

Contemporaneously with the execution of the Lease, CLS Labs Colorado entered into a Sublease Agreement with PRH (the “Sublease”), thereby subletting the entire Leased Real Property to PRH. The Sublease was subsequently amended effective October 31, 2015, April 11, 2016 and May 31, 2016. Pursuant to the Sublease, as amended, rent payments will commence in the month following the date upon which PRH commences generating revenues through the grow facility, which commencement is anticipated to occur in the first quarter of 2017. The balance of the terms of the Sublease is the same as the Lease and PRH is required to pay CLS Labs Colorado monthly rent equal to the total rent due under the Lease for the corresponding month.

In connection with the Sublease, PRH entered into an arrangement with the Grower to grow marijuana at a grow facility at a location contiguous to the Leased Real Property. The Grower obtained zoning approval, a certificate of occupancy to begin planting cannabis and operating the grow facility and a Colorado Retail Marijuana Cultivation Facility License before commencing planting in December 2015, and the grow facility is now fully operational.

Equipment Lease

In addition to the above-referenced Sublease, on April 17, 2015, CLS Labs Colorado and PRH entered into an Equipment Lease Agreement (the “Equipment Lease”) whereby, in exchange for a lease payment, CLS Labs Colorado agreed to commence building a fully equipped lab at the Leased Real Property, including purchasing all equipment necessary to extract, convert and provide quality control of all cannabis products of PRH. The term of the Equipment Lease commences upon delivery of the equipment and terminates upon the earlier of ten (10) years from its effective date or such earlier date upon which the Lease is terminated. PRH has the option to renew the Equipment Lease for a period of five (5) years, or such lesser period as remains under the Lease at the time of the renewal.

If during the term of the Equipment Lease applicable state and local laws change to permit, in whole or in part, the ownership or issuance of an MIP License, directly or indirectly, by or to a person or entity who is not a Colorado resident, CLS Labs Colorado has the option to demand the transfer of up to a fifty six percent (56%) ownership interest in the MIP Licenses owned by PRH to CLS Labs Colorado or its designees.  In the event of a transfer of MIP Licenses by PRH to CLS Labs Colorado or its designees, the payment due to CLS Labs Colorado under the Equipment Lease will be reduced proportionally by the percentage ownership interest in the MIP Licenses that is transferred.
The Promissory Note

On April 17, 2015, CLS Labs Colorado loaned Five Hundred Thousand Dollars ($500,000) to PRH pursuant to a promissory note (the “Note”) to be used by PRH in connection with the financing of the building out, equipping, and development of the grow facility by PRH that will be operated by the Grower.  Pursuant to the Note, as amended by the parties effective June 30, 2015, October 31, 2015, April 11, 2016 and May 31, 2016, PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing in the month following the month in which PRH commences generating revenue at the grow facility, which commencement is anticipated to occur in the first quarter of 2017, and continuing until paid in full. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing after such initial payment and continuing until paid in full.  All outstanding principal and any accumulated unpaid interest due under the Note is due and payable on the five-year anniversary of the initial payment thereunder.

Sale of Non-Pharmaceutical Solutions

In connection with the Colorado Arrangement, CLS Labs Colorado intends to enter into an agreement with PRH whereby PRH will purchase from CLS Labs certain proprietary, non-pharmaceutical solutions developed by CLS Labs or its affiliates that enable consumers who ingest the Products to absorb a greater percentage of the cannabinoid extracts contained therein and, in turn, will enable PRH to incorporate a lower percentage of cannabinoid extracts in the Products without diminishing the potency thereof. The terms of the proposed arrangement have not been finalized and a definitive agreement between the parties has not been reached.

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

Growth Strategy

Our growth strategy includes the following plans:

·         Securing capital for the construction of processing centers. We estimate the cost to develop each facility, including equipping the facility with the necessary equipment, to be between $1,000,000 and $3,000,000.

·         Obtaining the necessary state and local licensure for each proposed facility.

·         Securing initial licensing, processing or sales arrangements, as applicable, with growers and dispensaries. Such arrangements may result from marketing efforts, relationships within the industry or the CLS Consulting business.

·         Constructing processing facilities. We anticipate that the construction of each facility can be completed in approximately four to six months after any applicable licensing and permitting requirements have been met.  We currently anticipate, subject to the availability of adequate capital, that we will be able to open between two and three processing facilities within the next 24 months.

·         Expanding per-facility capacity and increasing revenues. After a twelve-month ramp up period, we expect that each processing facility will be able to process, depending on size, between 2,000 to 5,000 pounds of cannabis per month, with the revenue generated therefrom varying state-by-state and facility-by-facility depending upon state law requirements and other factors.

·         Developing a national brand of cannabis concentrates, which will be sold wholesale to dispensaries, through standardization of the testing, compliance and labeling process.

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

As such, our initial target market consists of licensed cannabis growers and dispensaries. As 10-20% of the cannabis plants harvested by licensed growers are currently being converted to cannabinoid oil, growers are expected to immediately recognize the value added by our premier methods, which should generate higher profit margins by producing a higher yield of cannabinoid oil per pound of cannabis versus the methods that are currently being employed. As our competitive advantage is directly related to our patent pending proprietary extraction method and conversion process, and as the value of our services should be immediately recognizable, we intend to target licensed, operating growers and dispensaries with an immediate and substantial need for cannabis processing.  Upon attaining significant market share among growers and dispensaries, we may also target pharmaceutical clientele and other potential customers.

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

Competition

The cannabinoid extraction business is extremely competitive. We will compete with numerous entities engaged in cannabinoid extraction and conversion, from large commercial enterprises to local “mom and pop” extractors that provide services and wholesale concentrates to local growers. Although many of our expected competitors enjoy established relationships with growers and dispensaries, we intend to differentiate our company by producing higher quality, tested and labeled products and generating a higher yield, and therefore higher profit margins, for growers and dispensaries. A significant challenge that we will encounter, however, is that the quality of cannabis products is not presently regulated or standardized. Products bear quality and concentration labels, but these labels may or may not be accurate or the result of scientific testing. As a result, we will have to educate the market about the value of our testing, compliance and labeling and the higher quality of the cannabinoid concentrates produced by our patent pending proprietary process as we cannot readily compare laboratory results of our products to other products on the market.

Trademarks and Other Intellectual Property

We have applied for United States federal trademarks for the names Cannabis Life Sciences and CLS Labs.  Due to federal laws against the use of cannabis, we are uncertain whether any trademark that includes a reference to cannabis will issue.  We have also acquired the Cannabis Life Science, Cannabis Life Sciences and CLS Labs domain names.

Our extraction and processing methods are proprietary, but we do not currently have any issued patents with respect to them. We filed a patent application regarding our proprietary process on October 27, 2015. This patent, if granted, is expected to result in market-changing product consistency, cost savings for growers, and increased anticipated revenues for us due to the larger amount of Delta-9 THC that we believe we can produce through our patent pending proprietary process.  As with our trade market, there can be no assurances that the patent application will be granted, for, among other reasons, the fact that it references cannabis.

Until such time as our patent application is granted (assuming it will be granted), we will rely on a combination of confidentiality agreements and procedures as well as trademark and trade secret laws to protect our intellectual property rights with respect to our proprietary process.  Our means of protecting our proprietary rights, however, may not be adequate. Despite our efforts, we may be unable to prevent or deter infringement or other unauthorized use of our intellectual property. Time-consuming and expensive litigation may be necessary in the future to enforce these intellectual property rights even if our patent application is granted.

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

Regulation and Licensure

Despite 23 states and the District of Columbia having legalized or decriminalized marijuana use for medical purposes, the prescription, use and possession of marijuana remains illegal under federal law. As such, although we will only operate processing facilities in states that permit the possession, sale and use of cannabis, certain activities of our business, including the possession of cannabis for processing and the sale of cannabis concentrates, will be in violation of federal law. Although state-licensed businesses engaged in such activities are currently proceeding largely free from federal prosecution and recently-enacted federal spending legislation prohibits the Department of Justice from using federal funds to prevent states from implementing their own marijuana laws, changes in congress or in the executive administration, including presidential elections, could result in changes to current federal enforcement policies regarding cannabis-related activities which are legal under certain state laws. Therefore, by operating the business, we will face the possibility of civil and criminal sanctions.

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

Employees

We currently have two employees, Jeffrey Binder, who serves as the Chairman, President and Chief Executive Officer of the Company, and Alan Bonsett, who was appointed Chief Operating Officer of the Company effective August 15, 2015.  We plan to hire a Chief Financial Officer, administrative staff, a lab manager and a consultant, for a total of approximately six employees.  In addition, each processing facility will require six to eight employees, depending upon the size of the facility.

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

The U.S. Government classifies marijuana as a Schedule I controlled substance, meaning marijuana is an illegal substance under federal law and its prescription, use, sale or possession is a violation thereof. Although 23 states and the District of Columbia allow the use of medical marijuana, four states and the District of Columbia have legalized marijuana for adult recreational use, and recently-enacted federal spending legislation prohibits the Department of Justice from using federal funds to prevent states from implementing their own marijuana laws, the United States Supreme Court has ruled that federal laws criminalizing the use of marijuana pre-empt state laws. Thus, even if we limit our business to marijuana-friendly states, by possessing, distributing or even aiding others in distributing marijuana or marijuana-based products such as cannabinoid oils, the Company, its officers, directors and employees may face the prospect of criminal and/or civil sanctions for engaging in activities in violation of federal law and the Company could be at risk of civil and/or criminal forfeiture actions against its assets and operations for such violations. As our business plan depends upon the possession, sale, and use of marijuana and certain cannabinoid extracts, such sanctions or forfeiture actions would be debilitating to the business of the Company and would have a material adverse effect on our operations.

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

Further, major changes in the executive administration, including the 2016 presidential election, particularly ones resulting in a change of political party holding the office of the President, could result in changes to, or even the withdrawal or reversal of, current federal law enforcement policy concerning the investigation and prosecution of activities involving marijuana including those which are legal under certain state laws. Likewise, there are no guarantees that legislation enacted in subsequent years will contain similar marijuana-friendly provisions. As our business plan depends upon the possession, sale, and use of marijuana and certain cannabinoid extracts, a change or reversal of federal law enforcement policy and/or federal spending legislation concerning marijuana would be debilitating to our business as it could result in a temporary suspension or the permanent cessation of our operations.

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

While consumer demand for marijuana-based products is well established, consumer demand for marijuana e-cigarettes and other products utilizing cannabinoid extracts is unproven. Lack of acceptance by end users and/or the failure of distributors or customers to accept the price point of our products could have a material adverse effect on us and could prevent us from ever becoming profitable. Further, the cost of educating the market regarding marijuana e-cigarettes and other products utilizing cannabinoid extracts could prove to be unfeasible.

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

Financial Risks

CLS Labs is newly formed and has minimal operations.

CLS Labs was formed on May 1, 2014 and it has not yet generated revenues. Accordingly, the Company’s operations are subject to all of the risks inherent with start-up business enterprises. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the start-up and initial growth of a new business and the competitive and growing market in which the Company operates. The Company must be regarded as a high-risk new and unproven venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject and no assurance can be given that the Company will ever have enough revenues so as to be profitable.

We may never be profitable.

We have never earned a profit. We expect to incur losses during the foreseeable future and may never become profitable. We need to obtain additional financing until we are able to earn a profit. There can be no assurance that we can implement our business plan, that we will become profitable, or that our securities will have any value. Continued losses could make it difficult to fund our operations or successfully execute our business plan.

We may encounter start-up delays.

We cannot project the timing of our initial sales although we currently anticipate that we will commence earning revenue in the first quarter of 2017.  Delays in raising capital, establishing and implementing our management team, securing relationships with partners and strategic collaborators such as growers and dispensaries, building out facilities, developing products, finalizing sales and marketing structures and/or implementing other portions of CLS Labs’ business plan may delay start-up, which could negatively affect an investment in the Company.

We have not yet identified or hired a complete management, operations or sales and marketing team and if it takes longer than anticipated or if costs are more than anticipated to do so, we could be adversely affected.

We have not yet identified a complete management, sales or marketing team.  As a result, aside from the directors and officers referenced in this annual report, stockholders will not have the benefit of knowing the identities and backgrounds of such team members in making their investment decisions.  In addition, we have estimated the compensation we will have to pay to recruit a qualified management, operations and sales and marketing team and have not engaged a compensation consultant or other professional to estimate such costs, but have relied solely on the judgment of its directors.  If the budgeted compensation expense is not adequate to retain a qualified management, operations, and sales and marketing team, we may need to scale back other aspects of its proposed operations or we may need to raise additional capital to commence operations.  In addition, if it takes longer than anticipated to recruit a qualified team, the commencement of operations could be delayed.  All of these potential issues could have a material adverse impact on the Company.

Risks Related to Our Common Stock

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.”  Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We are subject to the SEC’s penny stock rules.

Since our common stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors.  “Accredited investors” are persons with assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information about the limited market in penny stocks. Consequently, these rules may restrict the ability of brokers-dealers to trade and/or maintain a market in our common stock and may affect the ability of the Company’s stockholders to sell their shares of common stock.

There can be no assurance that our shares of common stock will qualify for exemption from the penny stock rule. In any event, even if our common stock was exempt from the penny stock rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

The issuance of a large number of shares of our common stock could significantly dilute existing stockholders and negatively impact the market price of our common stock.

On March 18, 2016, we (i) entered into a securities purchase agreement with Old Main Capital, LLC, whereby Old Main agreed to purchase an aggregate of up to $500,000 in subscription amount corresponding to an aggregate of up to $555,555 in principal amount of 10% original issue discount convertible promissory notes and (ii) issued Old Main an 8% convertible promissory note in the principal amount of $200,000 for Old Main’s commitment to enter into an equity line transaction with us and prepare all of the related transaction documents. Subsequently, on April 18, 2016, we entered into an equity purchase agreement with Old Main providing that, upon the terms and subject to the conditions thereof, Old Main is committed to purchase, on an unconditional basis, shares of common stock at an aggregate price of up to $4,000,000 over the course of its 24-month term.

 Pursuant to the terms of the 10% Notes and 8% Note, Old Main will receive 881,359 shares of our common stock, which currently would represent 4.15% of our outstanding common stock following issuance, if Old Main converted the 10% Notes and 8% Note in full.  In addition, Old Main will receive additional shares of common stock if we elect to sell shares to it under the equity purchase agreement or if we elect to pay principal and/or interest due under the 10% Notes or 8% Note in shares of common stock instead of in cash. The number of shares we will sell under the equity purchase agreement or issue in payment of interest under the 10% Notes and 8% Note will be determined, in general, based on 80% of the actual market price (for sales under the equity purchase agreement, or the lower of the “fixed conversion price” or 75% of the market price (for payments of principal and/or interest under the 10% Notes and the 8% Note).  As a result, if we sell shares of common stock under the equity purchase agreement or elect to make principal and/or interest payments due under the 10% Notes or 8% Note in common stock, we will be issuing common stock at below market prices, which could cause the market price of our common stock to decline, and if such issuances are significant in number, the amount of the decline in our market price could also be significant.  The terms of the 10% Notes and 8% Note also state that, absent certain exceptions, if we issue additional common stock, options or warrants at less than $1.07 (with respect to the 8% Note) or less than $.80 (with respect to the 10% Notes) then the “fixed conversion price” with respect to each of these notes will be reduced to such issuance price, which would result in our issuance of more shares upon conversion of such notes by Old Main.  In general, we are unlikely to sell shares of common stock under the equity purchase agreement, make payments of principal and/or interest under the 10% Notes of 8% Note using common stock, or issue additional shares of its common stock at prices below the “fixed conversion prices” at a time when the additional dilution to stockholders would be substantial unless we are unable to obtain capital to meet our financial obligations from other sources on better terms at such time.  However, if we were to sell such shares of common stock, make repayments of principal and/or interest, or issue shares of common stock at a time when the market price of our common stock is substantially less than the “fixed conversion price” associated with the 10% Notes or 8% Note, the dilution that could result from such issuances could have a material adverse impact on existing stockholders and could cause the price of our common stock to fall rapidly based on the amount of such dilution.

We will require additional capital in order to meet our liquidity and capital needs during the next year and if we are unable to borrow such funds or sell shares of our common stock at prices that equal or exceed the conversion prices of the 10% Notes and 8% Note, then the sale of our common stock at lower prices will result in the downward adjustment of the conversion price of the 10% Notes and 8% Note, as the case may be, which could be substantial, and which will dilute existing stockholders.

We will require additional capital, particularly during the balance of 2016, to sustain our business, to begin repayments on the 10% Notes and 8% Notes, which could begin as early as the third quarter of 2016, and to finance the build out of our laboratory in Colorado, among other things.  Because we do not expect to begin to generate revenue until the first quarter of 2017, we will need to either borrow funds or sell equity to meet our liquidity and capital needs.  If we are unable to borrow funds on acceptable terms or sell our common stock at prices equal to or greater than the conversion prices of the 10% Notes and 8% Note, then we may be forced to sell our common stock for a price per share less than the conversion price of the 10% Notes and/or 8% Note, as the case may be.  If we do so, we will trigger the anti-dilution provision in the 10% Notes and/or in the 8% Note, which will cause the conversion prices of the 10% Notes and/or 8% Note to be reduced to the price at which we sell our common stock.  Depending on the sale price our common stock, this could cause significant dilution to our existing stockholders.

The shares of our common stock we may issue in the future and the options we may issue in the future may have an adverse effect on the market price of our common stock and cause dilution to investors.

We may issue shares of common stock and warrants to purchase common stock pursuant to private offerings and we may issue options to purchase common stock to our executive officers pursuant to their employment agreements. The sale, or even the possibility of sale, of shares pursuant to a separate offering or to executive officers could have an adverse effect on the market price of our common stock or on our ability to obtain future financing.

Our amended and restated articles of incorporation and bylaws could discourage acquisition proposals, delay a change in control or prevent other transactions.

Provisions of our amended and restated articles of incorporation and bylaws, as well as provisions of Nevada Corporation Law, may discourage, delay or prevent a change in control of the Company or other transactions that you as a shareholder may consider favorable and may be in your best interest.  The amended and restated articles of incorporation and bylaws contain provisions that: authorize the issuance of shares of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and discourage a takeover attempt; limit who may call special meetings of shareholders; and require advance notice for business to be conducted at shareholder meetings, among other anti-takeover provisions.

Our directors have the authority to issue common and preferred shares without shareholder approval, and preferred shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. We presently have no commitments or contracts to issue any shares of preferred stock.  Authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of our company, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt, and could adversely affect the market prices of and the voting and other rights, of the holders of outstanding shares of our common stock.

We have not retained independent professionals for investors.

We have not retained any independent professionals to comment on or otherwise protect the interests of potential investors.  Although we have retained our own counsel, neither such counsel nor any other independent professionals have made any examination of any factual matters herein, and potential investors should not rely on our counsel regarding any matters herein described.

We may sell additional equity securities in the future and your ownership interest in the Company may be diluted as a result of such sales.

We intend to sell additional equity securities in order to fully implement our business plan. Such sales will be made at prices determined by our board of directors based on the market value of the Company and could be made at prices less than the price of the shares of our common stock purchased by investors, in which case, such investors could experience dilution of their investment.

Our common stock is thinly traded.

Although our common stock trades on the OTCQB, there is limited trading in our common stock in the over-the-counter market. Such thinly traded, illiquid stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and that are actively traded on an exchange. Thus, we cannot assure investors that there will at any time in the future be an active trading market for our common stock. Our stock is not listed on a stock exchange and we currently do not intend to seek listing on an exchange. Even if we successfully list the common stock on a stock exchange, we nevertheless could not assure shareholders that an organized public market for our common stock would develop. Investors should purchase shares for long-term investment only and should purchase our securities if and only if they are capable of making and are seeking to make a long-term investment in the Company.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

Our securities are traded on the OTCQB, which may not provide as much liquidity for our investors as more recognized senior exchanges such as the NASDAQ Stock Market or other national or regional exchanges.

Our securities are quoted on the OTCQB Market (“the OTC Markets”). The OTC Markets are inter-dealer, over-the- counter markets that provide significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities traded on these OTC Markets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Markets. Quotes for stocks included on the OTC Markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTC Markets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

Old Main may sell a large number of shares, resulting in substantial diminution to the value of shares held by existing stockholders.

Pursuant to the equity purchase agreement, we are prohibited from delivering a put notice to Old Main to the extent that the issuance of shares would cause Old Main to beneficially own more than 4.99% of our then-outstanding shares of common stock. These restrictions however, do not prevent Old Main from selling shares of common stock received in connection with the Equity Line, 10% Notes or 8% Note and then receiving additional shares of common stock in connection with a subsequent issuance. In this way, Old Main could sell more than 4.99% of the outstanding shares of common stock in a relatively short time frame while never holding more than 4.99% at any one time. As a result, existing stockholders and new investors could experience substantial diminution in the value of their shares of common stock. Additionally, we do not have the right to control the timing and amount of any sales by Old Main of the shares issued under the 10% Notes, 8% Note or the Equity Line.

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

We intend to explore a variety of strategic collaborations with existing marijuana growers, dispensaries and related businesses. At the current time, we cannot predict what form such strategic collaborations might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and these strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all, and we are unable to predict when, if ever, we will enter into any such strategic collaborations due to the numerous risks and uncertainties associated with establishing strategic collaborations.

Risks relating to Intellectual Property Protection

Our pending patent application may not be approved.

Our success depends on our ability to protect our proprietary process and methods. Although we filed a patent application regarding our extraction and conversion process, there can be no assurances that such application will result in the issuance of a patent. Further, even if a patent is issued, there can be no assurances that future patent claims will be held valid and enforceable against third-party infringement or that our methods and processes will not infringe any third-party patent or intellectual property or that such claims will afford us protection against competitors with similar technology or permit the commercialization of our products without infringing third-party patents or other intellectual property rights.

If we are unable to protect the secrecy of our proprietary process and methods, we may not be able to compete effectively or operate profitably.

Our success will depend, in large part, on our ability to protect the secrecy of our patent pending process and methods. As we hire employees, enter into strategic collaborations and bring our products to market, maintaining this secrecy will become increasingly difficult, especially if our patent application is denied or the issuance of the patent is delayed.  If competitors are made aware of the aspects of our proprietary process and methods that are not protected by a patent, they may be able to duplicate them or independently develop similar or alternative technologies without infringing on our intellectual property rights.

We may rely on trade secrets to protect our process and methods and may attempt to protect these trade secrets, in part, with confidentiality and non-disclosure agreements with our employees, consultants, partners, strategic collaborators and certain contractors, but there can be no assurance that these agreements would not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If our patent pending proprietary process, methods or related trade secrets become known to competitors, we may be unable to compete effectively, resulting in a material adverse effect on our business, financial condition and results of operations.

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

Other Risks

There are other unidentified risks.

The risks set forth above are not a complete list of the risks facing our potential investors.  We acknowledge that there may exist significant risks yet to be recognized or encountered to which we may not be able to effectively respond.  There can be no assurance that we will succeed in addressing these risks or future potential risks, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company was initially incorporated on March 31, 2011 as Adelt Design, Inc. Effective August 21, 2013; our common stock became eligible for quotation on the OTC Bulletin Board under the symbol ADSN. On November 12, 2014, CLS Labs acquired 6,250,000 shares, or 55.6%, of the outstanding common stock of the Company from its founder, Larry Adelt. As a condition to CLS Labs’ purchase of these shares, and pursuant to five stock purchase agreements each dated November 12, 2014, five people or entities unaffiliated with the Company purchased an aggregate of 4,984,376  shares of common stock in the Company from twenty-four stockholders other than Mr. Adelt. The total number of shares acquired by these five purchasers represented 44.3% of the Company’s outstanding shares of common stock. On November 20, 2014, we adopted amended and restated articles of incorporation therein changing the Company’s name to CLS Holdings USA, Inc. Effective December 10, 2014 we changed our stock symbol to “CLSH” to reflect the name change of the Company. Our common stock is currently eligible for quotation on the OTC Bulletin Board under the symbol “CLSH”.  As of August 25, 2016, we had 20,350,003 shares of common stock outstanding held by approximately twelve stockholders of record. We have no outstanding shares of preferred stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes as of May 31, 2016 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders (1)	--	--	--
Total	--	--	--
____________________________
(1)	Pursuant to their respective employment agreements, Jeffrey Binder and Alan Bonsett are entitled to receive annual stock options, exercisable at the fair market value of our common stock on the date of grant, in an amount equal to 2% of our annual EBITDA up to $42.5 million and 4% of our annual EBITDA in excess of $42.5 million. Michael Abrams was also entitled to receive stock options upon the same terms, but he is not entitled to any future awards pursuant to the terms of his separation from the Company effective September 1, 2015. We are currently unable to determine the number of shares that could be granted under these plans.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

We were incorporated on March 31, 2011 as Adelt Design, Inc. to manufacture and market carpet binding art. Production and marketing of carpet binding art never commenced.  On November 20, 2014, we adopted amended and restated articles of incorporation, thereby changing our name to CLS Holdings USA, Inc. Effective December 10, 2014, we effected a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-0.625 (the “Reverse Split”), wherein 0.625 shares of our common stock were issued in exchange for each share of common stock issued and outstanding.

On April 29, 2015, the Company, CLS Labs and the Merger Sub consummated the Merger, whereby the Merger Sub merged with and into CLS Labs, with CLS Labs remaining as the surviving entity. As a result of the Merger, we acquired the business of CLS Labs and abandoned our previous business. As such, only the financial statements of CLS Labs are included in this annual report.

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

On April 17, 2015, CLS Labs took its first step toward commercializing its proprietary methods and processes by entering into the Colorado Arrangement through its wholly owned subsidiary, CLS Labs Colorado, with certain Colorado entities, including PRH. CLS Labs had not otherwise commercialized its proprietary process prior to the Merger and has not earned any revenues.

We intend to generate revenue through (i) the licensing of our patent pending proprietary methods and processes to others, as in the Colorado Arrangement, (ii) the processing of cannabis for others, and (iii) the purchase of cannabis and the processing and sale of cannabis-related products.  We plan to accomplish this through the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can establish a position as one of the premier cannabinoid extraction and processing companies in the industry. Assuming we do so, we then intend to explore the creation of our own brand of concentrates for consumer use, which we would sell wholesale to cannabis dispensaries. We believe that we can create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling. We also plan to offer consulting services through a consulting subsidiary, CLS Consulting, which will generate revenue by providing consulting services to cannabis-related businesses, including growers, dispensaries and laboratories, and driving business to our processing facilities.

We had a net loss of $2,610,299 for the year ended May 31, 2016, resulting in an accumulated deficit as of May 31, 2016 of $4,125,886. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the years ended May 31, 2016 and May 31, 2015.

Revenues

The Company had no revenues for the years ended May 31, 2016 and 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $315,231, or approximately 32%, to $1,314,225 during the year ended May 31, 2016, compared to $998,994 for the year ended May 31, 2015.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, bank charges and payroll expenses. The increase in selling general and administrative expenses for the year ended May 31, 2016 was primarily due to rent associated with the Colorado Arrangement as the Company did not pay any such rent for the year ended May 31, 2015.  We expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Professional fees

Professional fees increased $451,456, or approximately 90%, to $955,810 during the year ended May 31, 2016, compared to $504,354 for the year ended May 31, 2015.  This increase was due primarily to increases in consulting and investor relations fees and legal fees during the year ended May 31, 2016 as the Company began to implement the Colorado Arrangement and incurred additional fees associated with being a public company. We expect professional fees to increase in future periods as our business grows.

Interest expense

The Company’s interest expense was $402,021 for the year ended May 31, 2016 compared to $12,239 for the year ended May 31, 2015. Interest expense consisted of $1,078 of imputed interest, $64,811 of interest on related party debt, $38,486 of interest on debt, $286,317 of amortization of discounts on convertible notes payable, which is attributable to the beneficial conversion feature of these notes, and $11,330 in excess discount on convertible notes over principal, which is attributable to the ratchet provision in the Old Main notes.  The ratchet provision is treated as an embedded derivative and the value of this derivative that exceeded the face amount of the notes is treated as interest.  Interest expense increased primarily due to the increase in the aggregate amount of debt outstanding from $800,000 at May 31, 2015 to $2,173,582 at May 31, 2016 and the increase in debt discounts due to the Company’s issuance of convertible debt of $200,000 at May 31, 2015 to $2,100,832 at May 31, 2016.

Change in fair value of derivative liability

During the year ended May 31, 2016, the Company issued convertible promissory notes that contain a conversion price reset feature that required the Company to record a derivative liability valued at $480,294.  The Company revalued the derivative liability at May 31, 2016 at $418,537.  This revaluation resulted in a gain of $61,757, which the Company included in results of operations for the year May 31, 2016.

Net loss

For the reasons above, the Company’s net loss for the year ended May 31, 2016 was $2,610,299 compared to $1,515,587 for the year ended May 31, 2015. The net loss per diluted share for the year ended May 31, 2016 was $0.13. This amount was computed based on the weighted average of 20,146,260 shares outstanding during the fiscal year.

Liquidity and Capital Resources

The following table summarizes our current total assets, liabilities and working capital at May 31, 2016 and 2015:

	May 31,	May 31,
	2016	2015
Current Assets	$94,986	$240,621
Current Liabilities	$1,339,444	$875,696
Working Capital (Deficit)	$(1,244,458)	$(635,075)

At May 31, 2016 and May 31, 2015, we had a working capital deficit of $1,244,458 and $635,075, respectively. This working capital deficit occurred primarily because we have not yet commenced earning revenues.  We anticipate that we will commence earning revenues by the first quarter of 2017.  During the year ended May 31, 2016, we obtained loans from our officers and directors to cover operating expenses and expenses related to the Merger and the Colorado Arrangement.  In March 2016, we also closed on the Securities Purchase Agreement and used the proceeds from the first three tranches of 10% Notes, issued on March 18, 2016, April 22, 2016 and May 27, 2016, respectively, for working capital purposes. This working capital deficit will likely continue to increase until we begin earning revenues but should not be viewed as an indicator of our future performance once we commence earning revenues. We have operated at a loss since inception.

Cash flows from operations used $1,151,427 during the year ended May 31, 2016 compared to $793,771 during the year ended May 31, 2015.  This increase is primarily due to the Company having entered into the Colorado Arrangement and having commenced active trading in its common stock on the OTCQB during 2015.  As a result, during the year ended May 31, 2016, we issued our stock to pay for investor relations services, issued stock to our new COO, and incurred deferred compensation owed to our CEO for the entire twelve month period versus only eight months during the comparable period in 2015.  The increase was also due to the amortization of the debt discount associated with the Company’s convertible notes, issuance of the 8% Note as a commitment fee for the equity line, deferred liabilities associated with the Colorado Arrangement and an increase in accounts payable because we were incurring expenses associated with the Colorado Arrangement but had not yet commenced earning revenue.

Cash flows from investing activities used $109,400 during the year ended May 31, 2016 compared to $797,408 during the year ended May 31, 2015.  During the year ended May 31, 2016, we invested in equipment and had construction in progress at our Colorado facility.  During the year ended May 31, 2015, we paid a fee to acquire the “public shell”, acquired intangible assets and issued a note receivable to PRH.

Cash flows from financing activities provided $1,140,250 during the year ended May 31, 2016 compared to $1,800,000 during the year ended May 31, 2015.  During the year ended May 31, 2016, we borrowed funds from our officers and directors and issued the 10% Notes to Old Main for cash. During the year ended May 31, 2015, we borrowed funds from our officers and directors and these same officers and directors purchased equity in the Company.

On April 29, 2015, we issued a convertible promissory note (the “April 2015 Note”) to an unaffiliated individual in the amount of $200,000.  Interest accrues on the April 2015 Note at a rate of 15% per annum. On the first anniversary of the April 2015 Note, all then-accrued interest is due thereunder. Thereafter, principal together with accrued interest is due in eight (8) equal quarterly payments, in arrears, commencing on July 1, 2016.  All outstanding principal and any accumulated unpaid interest thereon shall be due and payable on the third anniversary of note. At the holder’s election, at any time prior to payment or prepayment of the April 2015 Note in full, all principal and accrued interest under the April 2015 Note may be converted in whole, but not in part, into our securities. For each dollar converted, the holder shall receive two shares of common stock and a three-year warrant to purchase 1.33 shares of common stock at $0.75 per share.  We have not yet made any payments on the April 2015 Note.

To fund operations during the year ended May 31, 2016, we relied upon loans from Jeffrey Binder, an officer and director of the Company, and Frank Koretsky, a director of the Company. Through December 31, 2015, we borrowed $50,000 from Mr. Binder and $895,000 from Mr. Koretsky. The terms of these loans were memorialized in convertible notes dated January 12, 2016 in favor of each of Mr. Binder and Mr. Koretsky. Pursuant to the terms thereof, these loans are unsecured and bear interest at a rate of 6% per annum.  No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable. Principal and additional accrued interest will be payable in eight equal quarterly installments beginning on April 1, 2017. At the election of the holder, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into our securities. Upon such an election, the holder will receive one “Unit” for each $0.75 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.00 per share.

During January and February 2016, we borrowed an additional $12,750 from Mr. Binder and $380,000 from Mr. Koretsky to fund operations.  These loans, each of which was memorialized in a convertible promissory note dated April 11, 2016, are unsecured and bear interest at a rate of 6% per annum through February 29, 2016 and 10% per annum thereafter.  Accrued interest will become due on April 1, 2017, with principal being payable in eight equal quarterly installments, together with accrued interest, beginning on July 1, 2017. At the holder’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into the our securities. Upon such an election, the holder will receive one “Unit” for each $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share.

Between March 2, 2016 and July 5, 2016, we borrowed an additional $210,000 from Mr. Koretsky and $42,500 from Mr. Binder at an interest rate of 10% per annum with the balance of the loan terms remaining unfinalized. Of the funds loaned by Mr. Binder, $29,750 were included in the April 11, 2016 convertible note referenced above, with the remaining $12,750 loaned by Mr. Binder and the $210,000 loaned by Mr. Koretsky memorialized on July 20, 2016 in convertible notes upon the same terms as the April 11, 2016 convertible notes.

On March 18, 2016, we entered into a securities purchase agreement with Old Main, whereby Old Main agreed to purchase an aggregate of up to $500,000 in subscription amount corresponding to an aggregate of up to $555,555 in principal amount of 10% original issue discount convertible promissory notes due, subject to the terms therein, as set forth below. Pursuant to the terms of the securities purchase agreement, the purchase will occur, at our option, in up to five tranches. The first tranche of $200,000 was purchased on March 18, 2016; the second tranche of $50,000 was purchased on the first Friday that was a trading day after the filing date of a registration statement by the Company covering the securities underlying the securities being purchased by Old Main; the third tranche of $50,000 was purchased on the first Friday that was a trading day at least three (3) trading days after we received initial comments from the SEC on the registration statement; the fourth tranche of $100,000 will be purchased on the first Friday which is a trading day that is at least three trading days after the date the registration statement is declared effective; and the fifth tranche of $100,000 will be purchased on the first Friday which is a trading day after the thirty-day anniversary of the date the registration statement is declared effective by the SEC.

The 10% Notes bear interest at the rate of 10% per annum. At the earlier of September 18, 2016 or two (2) trading days after this registration statement is declared effective, we must begin to redeem 1/24th of the face amount of the 10% Notes and any accrued but unpaid interest on a bi-weekly basis. Such amortization payment may be made, at our option, in cash or, subject to certain conditions, in common stock pursuant to a conversion rate equal to the lower of (a) $0.80 (the “Fixed Conversion Price”) or (b) 75% of the lowest daily volume weighted average price of our common stock (the “VWAP”) in the 20 consecutive trading days immediately prior to the applicable conversion date. The holder may, at its option, convert all or a portion of the 10% Notes into shares of common stock at a conversion price equal to the Fixed Conversion Price.

On March 18, 2016, we also issued Old Main an 8% Note in the principal amount of $200,000 for Old Main’s commitment to enter into an equity line transaction with us and prepare all of the related transaction documents. The 8% Note bears interest at the rate of 8% per annum. At the earlier of September 18, 2016 or two (2) trading days after the Registration Statement becomes effective, we must begin to redeem 1/6th of the face amount of the 8% Note and any accrued but unpaid interest on a monthly basis. Such amortization payment may be made, at our option, in cash or, subject to certain conditions, in common stock pursuant to a conversion rate equal to the lower of (a) $1.07 (the “8% Note Fixed Conversion Price”) or (b) 75% of the lowest VWAP in the twenty (20) consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.  The terms of the equity purchase agreement required us to issue the 8% Note as a commitment fee for the Equity Line. This commitment fee was earned in full when Old Main delivered and executed the equity purchase agreement on April 18, 2016.

On April 18, 2016, we entered into an equity purchase agreement with Old Main providing that, upon the terms and subject to the conditions thereof, Old Main is committed to purchase, on an unconditional basis, shares of common stock at an aggregate price of up to $4,000,000 over the course of its 24-month term (the “Equity Line”).  Old Main’s obligation to purchase all $4,000,000 of shares is referred to as the “Total Commitment.” From time to time over the 24-month term of the equity purchase agreement, we may, in our sole discretion, provide Old Main with a put notice, to purchase a specified number of shares. The actual amount of proceeds we receive pursuant to each put notice will be determined by multiplying the put amount requested by the applicable purchase price. The purchase price of each share to be purchased equals 80% of the market price during the five (5) consecutive trading days immediately following the clearing date associated with the applicable put notice.

Over the next twelve months we will require significant additional capital to cover our projected cash flow deficits due to the Colorado Arrangement and related agreements, the repayment of the April 2015 Note, payments on the 10% Notes and 8% Note, payments on the loans from Jeffrey Binder and Frank Koretsky, the implementation of our business plan, and the development of alternative revenue sources.  Additionally, we anticipate that we will devote resources to research and development related to the refinement of our patent pending proprietary methods and processes and development of new products. We estimate research and development costs of between $50,000 and $100,000 during the next 12 months.  Finally, during the next 18-24 months, we plan to construct and open two to three processing facilities for use either by a licensee or by us directly.  We anticipate that the build out and opening of each processing facility will require between $1,000,000 and $3,000,000 in capital, with additional capital required for liquidity to cover personnel, equipment, and other operating expenses with respect to each opened facility.

We currently have two employees, Jeffrey Binder, who serves as the Chairman, President and Chief Executive Officer of the Company, and Alan Bonsett, who serves as the Chief Operating Officer of the Company.   In an effort to assist us conserve cash, Mr. Binder deferred all of his salary through May 31, 2016, which deferred salary totaled $250,000, and on July 20, 2016 he accepted a convertible promissory note from us in lieu of such salary. During the year ended May 31, 2016, we issued to Mr. Bonsett a one-time signing bonus of 250,000 (post Reverse Split) shares of restricted common stock of the Company, which became fully vested one year from the effective date of his employment agreement.  We valued the shares at $327,500.  During the year ended May 31, 2016 we recognized $327,500 in share-based compensation.

We do not currently have the capital necessary to meet our liquidity needs, fund our capital requirements or implement our business plan. We intend to fund our cash flow and capital requirements during the next year from the proceeds of the unissued 10% Notes and the Equity Line, the sale of our debt and equity securities, by obtaining additional loans and with cash generated through operations in connection with the Colorado Arrangement. There can be no assurance that we will be able to meet our needs, however, as we have not yet received any commitments for the purchase of our equity securities or for additional loans.  Further, although we anticipate that we will begin receiving payments pursuant to the Licensing Agreement and Equipment Lease during the first quarter of 2017, the Colorado Arrangement has not generated revenue to date and, as described above, there can be no assurance that it will ever generate sufficient cash to repay the $500,000 loan from CLS Labs Colorado or to meet PRH’s obligations under the Licensing Agreement or Equipment Lease. We anticipate that we will incur operating losses during the next twelve months.

Consulting Agreements

We have also utilized the services of outside investor relations consultants.  Pursuant to a consulting agreement, we agreed to pay a consultant a monthly fee of $6,000 at the beginning of each month and agreed to issue the consultant 120,000 shares of restricted common stock vesting at a rate of 10,000 shares per month.  During the three months ended May 31, 2015, we paid $12,000 to the consultant and 10,000 (post Reverse Split) shares vested.  We terminated the consulting agreement during the year ended May 31, 2016 and issued the 60,000 shares of common stock that had vested, of which 50,000 shares with a value of $37,500 had been included in stock payable as of May 31, 2015.

On July 22, 2015, pursuant to a consulting agreement, we agreed to issue 5,000 shares of common stock, valued at $5,750, to a consulting firm in exchange for investor relations consulting services.  On August 17, 2015, the consulting agreement was amended, whereby we agreed to issue 5,000 additional shares of common stock, valued at $6,650.  On August 26, 2015, we extended the consulting agreement and agreed to issue the consultant an additional 10,000 shares of common stock, valued at $12,700.  On October 9, 2015, we extended the consulting agreement and agreed to issue the consultant an additional 10,000 shares of common stock, valued at $11,700.  On December 15, 2015, we extended the consulting agreement and agreed to issue the consultant an additional 10,000 shares of common stock, valued at $8,000.  All shares were valued based on the closing market price on the grant date.  During the year ended May 31, 2016, we issued 40,000 shares to this consultant, valued at $32,750.

During the year ended May 31, 2016, pursuant to a consulting agreement, we agreed to issue 10,000 shares of common stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term.  The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of May 31, 2016, we have included 20,000 shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets.  The shares were valued based on the closing market price on the grant date.

On December 29, 2015, pursuant to a consulting agreement, we agreed to issue 25,000 shares of common stock per month, valued at $21,250, to a consultant in exchange for investor relations consulting services.   The consulting agreement was terminated during the first month of its term.  The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued.  As of May 31, 2016, we had 50,000 shares of common stock, valued at $42,500 included in stock payable on the accompanying balance sheet.  The shares were valued based on the closing market price on the grant date.

Going concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, have an accumulated deficit of $4,125,886 and had a working capital deficit of $1,244,458 at May 31, 2016. In addition, we do not currently have the cash resources to meet our operating commitments during the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by developmental stage companies.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have the following critical accounting estimates:

•	Estimates and assumptions used in valuation of derivative liability: Management utilizes a lattice model to estimate the fair value of derivative liabilities. The model includes subjective assumptions that can materially affect the fair value estimates.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. ASU 2016-09 involves changes in several aspects of the accounting for share-based payment transactions, including the accounting for the income tax consequences of share-based awards.  For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting in connection with leasing transactions. ASU 2016-02 will require entities (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases.  The treatment of entities that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, ASU 2016-02 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted.  A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the financial statements. Although we are currently evaluating the provisions of ASU 2016-02 to assess the impact on our consolidated financial statements, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified balance sheet.  Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value, except for companies using the Retail Inventory Method which will continue to use existing impairment models.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ACU No. 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”). This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and must be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CLS Holdings USA, Inc.

We have audited the accompanying consolidated balance sheets of CLS Holdings USA, Inc. as of May 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended May 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CLS Holdings USA, Inc. as of May 31, 2016 and 2015, and the results of its operations, changes in shareholders’ deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
August 25, 2015

CLS HOLDINGS USA, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$88,244	$208,821
Prepaid expenses	6,742	31,800
Total current assets	94,986	240,621

Security deposit	50,000	50,000
Property, plant and equipment, net of accumulated depreciation of $892 and $0	1,782	-
Construction in progress	106,726	-
Note receivable related party, noncurrent, net of allowance of $500,000 and $500,000	-	-
Intangible assets, net of accumulated amortization of $396 and $0	1,762	2,158

Total assets	$255,256	$292,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$431,017	$145,024
Accrued compensation, related party	267,493	106,250
Due to related party	17,930	18,455
Accrued interest	41,116	2,630
Accrued interest, related party	68,148	3,337
Convertible notes payable, net of discount of $227,475 and $0	72,525	-
Convertible notes payable, related party, net of discount of $95,447 and $0	22,678	-
Derivative liability	418,537	-
Notes payable, related parties	-	600,000

Total current liabilities	1,339,444	875,696

Noncurrent liabilities
Convertible notes payable, net of discount of $390,021 and $194,444	43,312	5,556
Convertible notes payable, related parties, net of discount of $1,018,657 and $0	230,718	-
Notes payable, related parties	72,750	-

Total Liabilities	1,686,224	881,252

Commitments and contingencies	-	-

Stockholder’s equity (deficit)
Common stock, $0.0001 par value; 250,000,000 shares authorized; 20,350,003 and 20,000,003 shares issued and outstanding at May 31, 2016 and 2015	2,035	2,000
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Additional paid-in capital	2,627,183	887,614
Stock payable	65,700	37,500
Accumulated deficit	(4,125,886)	(1,515,587)
Total stockholder’s equity (deficit)	(1,430,968)	(588,473)

Total liabilities and stockholders’ equity (deficit)	$255,256	$292,779

See notes to the consolidated financial statements.

CLS HOLDINGS USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	May 31,	May 31,
	2016	2015

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Selling, general and administrative expenses	1,314,225	998,994
Professional fees	955,810	504,354
Total operating expenses	2,270,035	1,503,348

Operating loss	(2,270,035)	(1,503,348)

Other (income) expense:
Interest expense	402,021	12,239
Change in fair value of derivative	(61,757)	-
Total other expense	340,264	12,239

Income (Loss) before income taxes	(2,610,299)	(1,515,587)

Income tax expense	-	-

Net income (loss)	$(2,610,299)	$(1,515,587)

Net income (loss) per share - basic	$(0.13)	$(0.24)

Net income (loss) per share - diluted	$(0.13)	$(0.24)

Weighted average shares outstanding - basic	20,146,260	6,356,167

Weighted average shares outstanding - diluted	20,146,260	6,356,167

See notes to the consolidated financial statements.

CLS HOLDINGS USA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid In	Stock	Accumulated
	Amount	Value	Capital	Payable	Deficit	Total

Balance at May 31, 2014	-	-	-	-	-	-
Issuance of founders shares	15,000,000	1,500	998,500	-	-	1,000,000
Effect of reverse merger	5,000,003	500	(311,602)	-	-	(311,102)
Imputed interest	-	-	716	-	-	716
Value of vested portion of shares to be issued to a service provider	-	-	-	37,500	-	37,500
Discount on notes payable	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	(1,515,587)	(1,515,587)
Balance, May 31, 2015	20,000,003	2,000	887,614	37,500	(1,515,587)	(588,473)

Stock issued for services	100,000	10	89,840	28,200	-	118,050
Share based compensation	250,000	25	327,475			327,500
Discount on notes from beneficial conversion feature	-	-	1,321,176		-	1,321,176
Imputed interest	-	-	1,078	-	-	1,078
Net loss	-	-	-	-	(2,610,299)	(2,610,299)
Balance, May 31, 2016	20,350,003	2,035	2,627,183	65,700	(4,125,886)	(1,430,968)

See notes to the consolidated financial statements.

CLS HOLDINGS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	May 31,	May 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,610,299)	$(1,515,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	1,078	716
Change in fair value of derivative	(61,757)	-
Interest expense - excess of discount over principal	11,330	-
Issuance of stock for services	118,050	-
Note issued as commitment	200,000	-
Impairment of note receivable	-	500,000
Stock-based compensation	327,500	37,500
Amortization of debt discounts	286,317	5,556
Depreciation and amortization expense	1,288	-
Changes in assets and liabilities:
Deposits	-	(50,000)
Prepaid expenses	25,058	(38,955)
Accounts payable and accrued expenses	285,993	136,327
Accrued compensation	161,243	106,250
Due to related parties	(525)	18,455
Accrued interest, related party	64,811	3,337
Accrued interest	38,486	2,630

Net cash used in operating activities	(1,151,427)	(793,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of cash for note receivable	-	(500,000)
Payments to acquire equipment	(2,674)	-
Payment for construction in progress	(106,726)	-
Payments to acquire intangible assets	-	(2,158)
Payments for investment in shell company	-	(295,250)

Net cash used in investing activities	(109,400)	(797,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	1,000,000
Proceeds from related party convertible notes payable	767,500	-
Proceeds from related party notes payable	72,750	600,000
Proceeds from issuance of convertible note	300,000	200,000

Net cash provided by financing activities	1,140,250	1,800,000

Net increase in cash and cash equivalents	(120,577)	208,821

Cash and cash equivalents at beginning of period	208,821	-

Cash and cash equivalents at end of period	$88,244	$208,821

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to founder for intellectual property	$-	$500
Discount on notes from beneficial conversion feature and warrants	$502,296	$200,000
Discount on related party notes from beneficial conversion feature and warrants	$1,321,176	$-
Related party notes payable reclassified as related party convertible notes payable	$1,367,500	$-
Effect of reverse merger	$-	$16,352

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

On November 12, 2014, CLS Labs, Inc. (“CLS Labs”) acquired 10,000,000 shares, or 55.6%, of the outstanding shares of common stock of Adelt from its founder, Larry Adelt. On that date, Jeffrey Binder, the Chairman, President and Chief Executive Officer of CLS Labs, was appointed Chairman, President and Chief Executive Officer of the Company. On November 20, 2014, Adelt adopted amended and restated articles of incorporation, thereby changing its name to CLS Holdings USA, Inc. Effective December 10, 2014, the Company effected a reverse stock split of its issued and outstanding common stock at a ratio of 1-for-0.625 (the “Reverse Split”), wherein 0.625 shares of the Company’s common stock were issued in exchange for each share of common stock issued and outstanding. As a result, 6,250,000 (post Reverse-Split) shares of the Company’s common stock were issued to CLS Labs in exchange for the 10,000,000 shares that it owned by virtue of the above-referenced purchase from Larry Adelt.

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

Operations

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $4,125,886 as of May 31, 2016. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or the sale of debt or equity securities.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $88,244 and $208,821 as of May 31, 2016 and 2015.

Equipment

Property and equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over its estimated useful lives.  Computer equipment is being depreciated over a three-year period.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs for the years ended May 31, 2016 and 2015.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $0 and $32,769, respectively for the years ended May 31, 2016 and 2015.

Fair Value of Financial Instruments

Pursuant to Accounting Standards Codification (“ASC”) No. 825 - Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheets. The carrying amount of the Company’s cash and cash equivalents, note receivable, notes payable, accounts payable and accrued expenses, none of which is held for trading, approximates their estimated fair values due to the short-term maturities of those financial instruments.

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

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company used for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. The derivative component of the convertible notes issued on March 18, 2016 (the “2016 Convertible Notes”) was valued at issuance and at period end. The following assumptions were used for the valuation of the derivative liability related to the 2016 Convertible Notes:

- The quoted market price of the common stock of $1.06 – $0.88 would fluctuate with the Company’s projected volatility;

- The original conversion prices of the 2016 Convertible Notes, which are fixed at $1.07 and $0.80,  or upon default/fundamental transaction at 52% of  the 20 trading day low Volume Weighted Average Price (“VWAP”), would remain in effect;

- An event of default at 24% interest rate would occur 0% of the time, increasing 1.00% per month to a maximum of 10%, and in place of a penalty there would be an alternative conversion price;

- The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note.  The projected volatility was from 138% through 161% at issuance, conversion, and at May 31, 2016;

- The Company would redeem the notes (with a 130% prepayment penalty) projected initially at 0% of the time and increasing monthly by 1.0% to a maximum of 10.0% (from alternative financing being available for a redemption event to occur); and

- The holder would automatically convert the notes at the maximum of 2 times the conversion price or the stock price if the registration statement was effective (assumed after 180 days) and the Company was not in default.

Revenue Recognition

The Company applies revenue recognition provisions pursuant to ASC No. 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The guidance outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully-diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.  At May 31, 2016 and 2015, the Company excluded from the calculation of fully-diluted shares outstanding a total of 2,658,441 and 202,630 shares, respectively, issuable upon the conversion of notes payable because the result would have been anti-dilutive.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the year ended May 31, 2016 and 2015.

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

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims brought to such legal counsel’s attention as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. ASU 2016-09 involves changes in several aspects of the accounting for share-based payment transactions, including the accounting for the income tax consequences of share-based awards.  For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted.  The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting in connection with leasing transactions. ASU 2016-02 will require entities (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization/interest expense for finance leases.  The treatment of entities that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP. In addition, ASU 2016-02 requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted.  A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the financial statements. Although the Company is currently evaluating the provisions of ASU 2016-02 to assess the impact on the Company’s consolidated financial statements, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified balance sheet.  Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet.  The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value, except for companies using the Retail Inventory Method which will continue to use existing impairment models.  ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”). This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and must be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Pro Forma Results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of CLS Labs had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

Twelve months ended
May 31, 2015
Total Revenue	-
Net loss attributable to CLS Holdings USA, Inc.	(2,200,788)
Basic net income (loss) per common share	(0.35)
Diluted net income (loss) per common share	(0.35)
Weighted average shares - basic	6,356,167
Weighted average shares - diluted	6,356,167

NOTE 5 - PREPAID EXPENSES

Prepaid expenses consist of the following as of May 31, 2016 and 2015:

	May 31,	May 31,
	2016	2015
Prepaid legal fee	$6,742	$3,466
Prepaid consulting fees	-	28,334
Total prepaid expenses	$6,742	$31,800

NOTE 6 – CONSTRUCTION IN PROGRESS

The Company has construction in progress, in the amount of $106,726 at May 31, 2016 on improvements to its leased facility in Colorado.  As of May 31, 2016, the Company has yet to start amortizing these improvements.

NOTE 7 – SECURITY DEPOSIT

The Company had a security deposit in the amount of $50,000 at May 31, 2016 and 2015.  This amount consists of a deposit to secure office and warehouse space.

NOTE 8 - NOTE RECEIVABLE

During the year ended May 31, 2015, the Company loaned $500,000 (the “Note”) to Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”).  Pursuant to the Note, as amended by the parties effective June 30, 2015, October 31, 2015, April 11, 2016, and May 31, 2016, PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing three in the month following the month in which PRH commences generating revenue at the grow facility, which commencement is anticipated to occur in the first quarter of 2017, and continuing until paid in full. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing after such initial payment and continuing until paid in full.  All outstanding principal and any accumulated unpaid interest due under the Note is due and payable on the five-year anniversary of the initial payment thereunder.   In the event of default as defined in the agreements underlying the Note, all amounts under the Note shall become at once due and payable.  During the year ended May 31, 2015, the Company recorded an impairment related to the note receivable in the amount of $500,000.  This receivable is recorded on the balance sheet as of May 31, 2016 and 2015 in the amount of $0, net of allowance in the amount of $500,000 (see note 10).

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company had accounts payable and accrued liabilities of $431,017 and $145,024 at May 31, 2016 and May 31, 2015, respectively, consist of legal fees, consulting fees and other trade payables.

NOTE 10 - RELATED PARTY TRANSACTIONS

As of May 31, 2016 and 2015, the Company owed the amount of $250,000 and $106,250, respectively, to Jeffrey Binder, its President and Chief Executive Officer, for accrued salary. In July 2016, the amount of $250,000 was transferred from accrued salary to a Convertible Promissory Note due to Mr. Binder (see note 17).

As of May 31, 2016, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,290 in accrued compensation on the accompanying consolidated balance sheets.

As of May 31, 2016 and 2015 the Company had amounts due to related parties of $17,930 and $18,455, respectively, representing expenses paid by officers and directors on behalf of the Company. The Company accrued  interest at the rate of 6% per annum on these liabilities, and recorded interest expense on these liabilities in the amounts of $1,078  and $716 during the twelve months ended  May 31, 2016 and 2015, respectively.  These interest accruals were charged to additional paid-in capital.

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

On April 17, 2015, CLS Labs Colorado, Inc. (“CLS Labs Colorado”), a wholly owned subsidiary of CLS Labs, loaned $500,000 (the “Note”) to Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”), to be used by PRH in connection with the financing of the building out, equipping, and development of a grow facility by PRH that will be operated by a licensed third-party marijuana grower.  Pursuant to the Note, as amended by the parties effective June 30, 2015,  October 31, 2015, April 11, 2016, and May 31, 2016, PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing in the month following the month in which PRH commences generating revenue at the grow facility, which commencement is anticipated to occur in the first quarter of 2017 (the “Payment Date”) and continuing until paid in full. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing on the Payment Date and continuing until paid in full.  All remaining outstanding principal and any accumulated unpaid interest due under the Note will be due and payable on the fifth anniversary of the Payment Date.  In the event of default as defined in the agreements related to the Note, all amounts under the Note shall become at once due and payable.  During the year ended May 31, 2015, the Company recorded an impairment related to the note receivable in the amount of $500,000.  This receivable is recorded on the balance sheet as of May 31, 2016 and 2015, $0, net of a reserve in the amount of $500,000.

On April 17, 2015, prior to Alan Bonsett’s appointment as Chief Operating Officer, the Company, through CLS Labs Colorado, entered into an arrangement with PRH (the “Colorado Arrangement”) to, among other things, (i) license its proprietary technology, methods and processes to PRH in Colorado in exchange for a fee; (ii) sub-lease warehouse and office space in Denver, Colorado to PRH where PRH can grow, extract and process cannabis and other plant products in exchange for lease payments totaling an aggregate of $1,067,067 over a seventy-two (72) month term; (iii) build a processing facility and lease such facility, including equipment, to PRH in exchange for a monthly fee; and (iv) loan $500,000 to PRH to be used by PRH in connection with its financing of the building out, equipping, and development of a marijuana grow facility. Mr. Bonsett, as an owner of PRH, will indirectly receive the benefits of the Colorado Arrangement.  PRH entered into an arrangement with a third-party grower to grow marijuana at a location that is contiguous to PRH's leased real property.  The grower obtained zoning approval, a certificate of occupancy to begin planting cannabis and operating the grow facility, and a Colorado Retail Marijuana Cultivation Facility License before commencing planting in December 2015, and the grow facility is now fully operational.

Additionally, upon Mr. Bonsett’s employment on August 1, 2015 to serve as the Company’s Chief Operating Officer, he received a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, with a fair value of $327,500, which became fully vested one year from the effective date of the agreement (see note 15).

Related Party Notes Payable

The Company has convertible notes payable and notes payable outstanding to Jeffrey Binder, an officer and director, and to Frank Koretsky, a director (see note 12).

NOTE 11 – DERIVATIVE LIABILITY

In March 2016, the Company entered into convertible note agreements containing beneficial conversion features with Old Main Capital LLC (“Old Main”).  One of the features is a ratchet reset provision which reduces  the conversion price should the Company issue equity with an effective price per share that is lower than the stated conversion price in the note agreement (see note 12). The Company accounts for the fair value of the conversion feature in accordance with ASC 815- Accounting for Derivatives and Hedging and Emerging Issues Task Force (“EITF”) 07-05- Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). The Company carries the embedded derivative on its balance sheet at fair value and accounts for any unrealized change in fair value as a component of its results of operations.

During the year ended May 31, 2016, the Company recorded derivative liabilities in the amount of $480,294.  The Company revalued these liabilities at May 31, 2016, and recognized a gain on revaluation in the amount of $61,757 during the twelve months ended May 31, 2016, bringing the fair value of the derivative liability to $418,537 as of May 31, 2016.

NOTE 12 - NOTES PAYABLE

	May 31,	May 31,
	2016	2015
Note payable to Jeffrey Binder, an officer and director of the Company, for advances to fund operations (the “Binder Funding Note 1”). The Binder Funding Note 1 bears interest at a rate of 6%, has no maturity date and is due on demand.  During the twelve months ended May 31, 2016, Mr. Binder advanced a total of $95,250 to the Company under the Binder Funding Note 1; during the year ended May 31, 2016, $92,500 of this amount was transferred out of the Binder Funding Note 1 and used to fund two new convertible notes payable to Mr. Binder (See Binder Convertible Notes 1 and 2 below).  During the twelve months ended May 31, 2016, the Company accrued interest in the amount of $1,308 on the Binder Funding Note 1. In July 2016, the remaining principal balance of $2,750 in the Binder Funding Note 1 was transferred to a new Convertible Note payable to Mr. Binder (the “Binder Convertible Note 3”).
	$2,750	$-

Notes payable to Frank Koretsky, a director of the Company, for advances to fund operations (the “Koretsky Funding Note 1”). The Koretsky Funding Note 1 bears interest at a rate of 6%, has no maturity date and is due on demand.  During the twelve months ended May 31, 2016 and 2015, Mr. Koretsky advanced the amounts of $745,000 and $600,000, respectively (a cumulative total of $1,345,000) to the Company under these notes; during the year ended May 31, 2016, $1,275,000 of this amount was transferred out of these notes in order to fund two new convertible notes payable to Mr. Koretsky in the amounts of $895,000 and $380,000 (see Koretsky Convertible Notes 1 and 2 below).  During the twelve months ended May 31, 2016, the Company accrued interest in the amount of $9,174 on this note. In July 2016, the remaining principal balance of $70,000 in the Koretsky Funding Note 1 was transferred to a new Convertible Note payable to Mr. Koretsky (the “Koretsky Convertible Note 3”).
	70,000	600,000

Total - Notes Payable, Related Parties	$72,750	$600,000

	May 31	May 31
	2016	2015
Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated January 12, 2016 and due January 1, 2019 (the “Binder Convertible Note 1”).  During the year ended May 31, 2016, Mr. Binder made advances to the Company in the aggregate amount of $92,500 (see Binder Funding Notes); $50,000 of this amount was used to fund the Binder Convertible Note 1.  This note bears interest at the rate of 6% per annum. No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2017, the first of eight principal payments in the amount of $6,250 will be due; subsequent principal payments will due on the first day of each July, October, January, and April until paid in full. This note and accrued interest under the note may be converted, in whole or in part, into one "Unit" for each  $0.75 converted, with each Unit consisting of one (1) share of common stock and a three-year warrant to purchase (1) share of common stock at a price of $1.00 per share (post Reverse-Split).  The Company recognized a discount of $50,000 on the value of the beneficial conversion feature at the time of issuance.  During the twelve months ended May 31, 2016, $9,599 of this discount was charged to operations.  During the twelve months ended May 31, 2016 the Company accrued interest in the amount of $1,151 on this note.
	50,000	-

Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated April 8, 2016 and due April 1, 2019 (the “Binder Convertible Note 2”).  During the year ended May 31, 2016, Mr. Binder made advances to the Company in the aggregate amount of $95,250 (see Binder Funding Notes); $42,500 of this amount was used to fund the Binder Convertible Note 2.  This note bears interest at the rate of 6% per annum through February 29, 2016 and 10% per annum thereafter. No payments are required until April 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on July 1, 2017, the first of eight principal payments in the amount of $5,313 will be due; subsequent principal payments will due on the first day of each October, January, April, and July until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one "Unit" for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  The Company recognized a discount of $37,840 on the value of the beneficial conversion feature at the time of issuance.  During the twelve months ended May 31, 2016, $7,263 of this discount was charged to operations.  During the twelve months ended May 31, 2016, the Company accrued interest in the amount of $773 on this note.
	42,500	-

Unsecured convertible note issued to Frank Koretsky, a director of the Company, dated January 12, 2016 and due January 1, 2019 (the “Koretsky Convertible Note 1”).   During the years ended May 31, 2016 and 2015, Mr. Koretsky made advances to the Company in the amounts of $745,000 and $600,000, respectively (a total of $1,345,000) pursuant to note payable agreements (see Koretsky Funding Note 1). During the year ended May 31, 2016, $895,000 of this amount was used to fund the Koretsky Convertible Note 1.  This note bears interest at the rate of 6% per annum. No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2017, the first of eight principal payments in the amount of $111,875 will be due; subsequent principal payments will due on the first day of each July, October, January, and April until paid in full. This note and accrued interest under the note may be converted, in whole or in part, into one "Unit" for each  $0.75 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.00 per share (post Reverse-Split).  The Company recognized a discount of $895,000 on the value of the beneficial conversion feature at the time of issuance.  During the twelve months ended May 31, 2016, $171,822 of this discount was charged to operations.  During the twelve months ended May 31, 2016 the Company accrued interest in the amount of $20,597 on this note.
	895,000	-

Unsecured convertible note issued to Frank Koretsky, a director of the Company, dated April 8, 2016 and due April 1, 2019 (the “Koretsky Convertible Note 2”). During the years ended May 31, 2016 and 2015, Mr. Koretsky made advances to the Company in the amounts of $745,000 and $600,000, respectively (a total of $1,345,000), pursuant to note payable agreements (see Koretsky Funding Notes). During the year ended May 31, 2016, $380,000 of this amount was used to fund the Koretsky Convertible Note 2.  This note bears interest at the rate of 6% per annum through February 29, 2016 and 10% per annum thereafter. No payments are required until April 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on July 1, 2017, the first of eight principal payments in the amount of $47,500 will be due; subsequent principal payments will due on the first day of each October, January, April, and July until paid in full. This note and accrued interest under the note may be converted, in whole or in part, into one "Unit" for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  The Company recognized a discount of $338,336 on the value of the beneficial conversion feature at the time of issuance.  During the twelve months ended May 31, 2016, $64,939 of this discount was charged to operations.  During the twelve months ended May 31, 2016, the Company accrued interest in the amount of $7,100 on this note.
	380,000	-

Total – Convertible Notes Payable, Related Parties	$1,367,500	-
Less: Discount	(1,114,104)	-
Convertible Notes Payable, Related Parties, Net of Discounts	$253,396	-

Convertible Notes Payable, Related Parties, Net of Discounts, Current Portion	$22,678	$-
Convertible Notes Payable, Related Parties, Net of Discounts, Long-term Portion	230,718	-

	May 31	May 31
	2016	2015
Convertible promissory note issued to an unaffiliated third party due April 29, 2018 (the “April 2015 Note”).  During the twelve months ended May 31, 2015, the lender loaned the Company the amount of $200,000 pursuant to this note.  The April 2015 Note bears interest at a rate of 15% per annum.  On the first anniversary of this note, the all then accrued interest became due. Thereafter, the Company is required to make eight equal payments of principal together with accrued interest, quarterly in arrears, commencing on July 1, 2016 until paid in full.  The note and any accrued unpaid interest is convertible into common stock of the Company.   For each dollar converted, the note holder shall receive two shares of common stock and one three-year warrant to purchase 1.33 shares (post Reverse-Split) of common stock at $0.75 per share (post Reverse-Split).  The Company recognized a discount of $200,000 on the April 2015 Note related to the value of the beneficial conversion feature at the time of issuance.  During the twelve months ended May 31, 2016 and 2015, $66,667 and $222,222 of this discount, respectively, was charged to operations.  During the twelve months ended May 31, 2016 and 2015, the Company accrued interest in the amount of $30,082 and $2,630, respectively, on this note.
	200,000	200,000

Convertible Promissory Note payable to Old Main Capital, LLC (“Old Main”) dated March 18, 2016, for the purchase of up to $555,555 in 10% Original Issue Discount Convertible Promissory Notes (the “10% Notes”).  During the year ended May 31, 2016, Old Main loaned the Company the amount of $333,332 pursuant to these notes.   These notes bear interest at the rate of 10% per annum. Old Main may, at its option, convert all or a portion of the notes and accrued but unpaid interest into shares of common stock at a conversion price of $0.80 per share (post Reverse-Split) (the “Fixed Conversion Price”).  The Fixed Conversion Price is subject to adjustment if, at any time while this note is outstanding, the Company should issue any equity security with an effective price per share that is lower than the Fixed Conversion Price (the “Base Conversion Price”), other than certain exempt issuances.  In such an instance, the Fixed Conversion Price will be lowered to match the Base Conversion Price.   The shares underlying the 10% Notes are subject to a registration rights agreement.  At the earlier of September 18, 2016 or two trading days after the registration statement is declared effective, the Company must begin to redeem 1/24th of the face amount of the notes and any accrued but unpaid interest on a bi-weekly basis. Such amortization payments may be made, at our option, in cash or, subject to certain conditions, in common stock pursuant to a conversion rate equal to the lower of (a) $0.80 or (b) 75% of the lowest daily volume weighted average price of the common stock in the twenty consecutive trading days immediately prior to the conversion date.  The Company recognized a discount of $330,188 on the 10% Notes related to the value of the original issue discount and embedded derivative.  During the twelve months ended May 31, 2016, $4,056 of this discount was charged to operations.  During the twelve months ended May 31, 2016, the Company accrued interest in the amount of $5,160 on this note.
	333,332	-

Convertible promissory note payable to Old Main dated March 18, 2016 and bearing interest at a rate of 8% (the “8% Convertible Note”).  The 8% Convertible Note was issued for Old Main’s commitment to enter into an equity line transaction with the Company and prepare all of the related transaction documents.  Old Main may, at its option, convert all or a portion of the note and accrued but unpaid interest into shares of common stock at a conversion price of $1.07 per share (post Reverse-Split) (the “8% Fixed Conversion Price”).  The 8% Fixed Conversion Price is subject to adjustment if, at any time while this note is outstanding, the Company should issue any equity security with an effective price per share that is lower than the 8% Fixed Conversion Price (the “8% Base Conversion Price”), other than certain exempt issuances.  In such an instance, the 8% Fixed Conversion Price will be lowered to match the 8% Base Conversion Price.   The shares underlying the 8% Note are subject to a registration rights agreement.   At the earlier of September 18, 2016 or two trading days after this registration statement becomes effective, the Company must begin to redeem 1/6th of the face amount of the note and any accrued but unpaid interest on a monthly basis. Such amortization payment may be made, at its option, in cash or, subject to certain conditions, in common stock pursuant to a conversion rate equal to the lower of (a) $1.07 (post Reverse-Split) or (b) 75% of the lowest daily volume weighted average price of the common stock in the twenty consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.  The Company recognized a discount of $172,108 on the value of the embedded derivative.   During the twelve months ended May 31, 2016, $8,522 of this discount was charged to operations.  During the twelve months ended May 31, 2016, the Company accrued interest in the amount of $3,244 on this note.
	200,000	-

Total - Convertible Notes Payable	$733,332	$200,000
Less: Discount	(587,910)	(194,444)
Convertible Notes Payable, Net of Discounts	$145,422	$5,556

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$72,525	$-
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$43,312	$5,556

Discounts on notes payable amortized to interest expense:	$286,317	$5,556

Beneficial Conversion Features

The 2016 Convertible Notes contain conversion features that create derivative liabilities. The pricing model the Company used for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. The derivative component of the 2016 Convertible Notes was valued at issuance and at period end. The following assumptions were used for the valuation of the derivative liability related to the 2016 Convertible Notes:

- The quoted market price of the common stock of $1.06 – $0.88 would fluctuate with the Company’s projected volatility;

- The original conversion prices of the 2016 Convertible Notes, which are fixed at $1.07 and $0.80,  or upon default/fundamental transaction at 52% of  the 20 trading day low Volume Weighted Average Price (“VWAP”), would remain in effect;

- An event of default at 24% interest rate would occur 0% of the time, increasing 1.00% per month to a maximum of 10%, and in place of a penalty there would be an alternative conversion price;

- The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note.  The projected volatility was from 138% through 161% at issuance, conversion, and at May 31, 2016;

- The Company would redeem the notes (with a 130% prepayment penalty) projected initially at 0% of the time and increasing monthly by 1.0% to a maximum of 10.0% (from alternative financing being available for a redemption event to occur); and

- The holder would automatically convert the notes at the maximum of 2 times the conversion price or the stock price if the registration statement was effective (assumed after 180 days) and the Company was not in default.

Certain other of the Company’s  notes payable contain beneficial conversion features which are not derivatives, but which require valuation in order to determine the discount to the related  note payable. The value of these conversion features is calculated using the Black-Scholes valuation model. The following table illustrates certain key information regarding the conversion option valuation assumptions under the Black-Scholes valuation model at May 31, 2016 and 2015:

	May 31,
	2016	2015
Volatility	89% to 107%	214%
Dividends	-	-
Risk-free interest rates	0.91%	0.84% to 1.18%
Term (years)	3	3

NOTE 13 - STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 20,350,003 and 20,000,003 shares (post Reverse Split) of common stock issued and outstanding as of May 31, 2016 and 2015, respectively.

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

The Company recorded imputed interest of $1,078 and $716 during the year ended May 31, 2016 and 2015 on related party payables due to a director and officer of the Company.

On August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Mr. Bonsett is entitled to a one-time signing bonus of 250,000 (post Reverse Split) shares of restricted common stock of the Company, which will become fully vested one year from the effective date of the agreement.  The shares were issued on January 19, 2016.  The Company valued the shares at $327,500 based on the stock price at August 3, 2015.  During the year ended May 31, 2016, the Company recognized $327,500 in share based compensation.

On April 18, 2016, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Old Main providing that, upon the terms and subject to the conditions thereof, Old Main is committed to purchase, on an unconditional basis, shares of common stock (the “Commitment Shares”) at an aggregate price of up to $4,000,000 over the course of a 24-month term (the “Equity Line”).   From time to time over the 24-month term of the Equity Purchase Agreement, the Company may, in its  sole discretion, provide Old Main with a put notice (each, a “Put Notice”), to purchase a specified number of Commitment Shares (each, the “Put Amount Requested”). The actual amount of proceeds the Company receives pursuant to each Put Notice (each, the “Put Amount”) will be determined by multiplying the Put Amount Requested by the applicable purchase price. The purchase price of each Commitment Share will equal 80% of the market price of the Company’s common stock during the five consecutive trading days immediately following the clearing date associated with the applicable Put Notice.

Common Stock

Twelve months ended May 31, 2016:

On August 28, 2015, the Company issued 60,000 (post Reverse-Split) shares of common stock, valued at $45,000, to a consultant for services.  Of these shares, 50,000 (post Reverse-Split), valued at $37,500, were included in stock payable as of May 31, 2015.  The shares were valued based on the closing market price of the common stock on the grant date.

On July 22, 2015, pursuant to a consulting agreement, we agreed to issue 5,000 shares of common stock, valued at $5,750, to a consulting firm in exchange for investor relations consulting services.  On August 17, 2015, the consulting agreement was amended, whereby we agreed to issue 5,000 additional shares of common stock, valued at $6,650.  On August 26, 2015, we extended the consulting agreement and agreed to issue the consultant an additional 10,000 shares of common stock, valued at $12,700.  On October 9, 2015, we extended the consulting agreement and agreed to issue the consultant an additional 10,000 shares of common stock, valued at $11,700.  On December 15, 2015, we extended the consulting agreement and agreed to issue the consultant an additional 10,000 shares of common stock, valued at $8,000.  All shares were valued based on the closing market price on the grant date.  During the year ended May 31, 2016, we issued 40,000 shares to this consultant, valued at $32,750.

On October 15, 2015, pursuant to a consulting agreement, the Company agreed to issue 10,000 shares of common stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term.  The parties are in discussions regarding whether any shares of the Company’s common stock have been earned and it is uncertain whether any shares will be issued. As of May 31, 2016, the Company has have included 20,000 (post Reverse-Split) shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets.  The shares were valued based on the closing market price of the common stock on the grant date.

On December 29, 2015, pursuant to a consulting agreement commencing on January 4, 2016, the Company agreed to issue 25,000 (post Reverse-Split) shares of common stock per month, valued at $21,250 per month, to a consultant in exchange for investor relations consulting services.   The consulting agreement was terminated during the first month of its term.  The parties are in discussions regarding whether any shares of the Company’s common stock have been earned and it is uncertain whether any shares will be issued.  As of May 31, 2016, the Company had 50,000 (post Reverse-Split) shares of common stock, valued at $42,500 included in stock payable on the accompanying balance sheet.  The shares were valued based on the closing market price of the common stock on the grant date.

On January 19, 2016, the Company issued 250,000 restricted shares (post Reverse Split) of common stock with a fair value of $327,500 to its Chief Operating Officer as a signing bonus.  The shares vest on August 1, 2016.

Twelve months ended May 31, 2015:

In October 2014, the Company agreed to issue 120,000 (post Reverse Split) shares of restricted common stock to a consultant.  These shares vested at a rate of 10,000 (post Reverse Split) shares per month.  The stock was valued at $90,000. The agreement was suspended at the end of January 2015 until completion of the Merger and began again in May 2015.  During the year ended May 31, 2015, 50,000 (post Reverse Split) shares vested and the Company recognized $37,500 in expenses for the vested shares.  As of May 31, 2015 the Company had $37,500 included in stock payable on the accompanying balance sheet.  Subsequent to May 31, 2015, the Company and the consultant agreed to terminate the agreement.

During the year ended May 31, 2015, three founding shareholders were each issued 5,000,000 (post Reverse Split) shares of common stock for a total of 15,000,000 (post Reverse Split) founder shares.  The transaction was valued at $1,000,000.  The Company received cash proceeds of $1,000,000 from two shareholders and intellectual property from the third shareholder.  Due to the related party nature, no value was assigned to the intellectual property exchanged for the stock.

On April 29, 2015, a net amount of 5,000,003 shares (post Reverse-Split) of Common Stock were issued pursuant to the Merger Agreement (Note 1) in accordance with the financial accounting treatment for a Reverse Merger.  These shares of common stock represent the shares issued to the Company’s shareholders other than the former shareholders of CLS Labs, Inc. prior to the Merger.

NOTE 14 – INCOME TAXES

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

As of May 31, 2016 and 2015, the Company had incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	May 31,	May 31,
	2016	2015
Federal and state statutory rate	34%	34%
Net operating loss carry forwards	787,513	500,417
Valuation allowance for deferred tax assets	(787,513)	(500,417)
Net deferred tax assets	-	-

As of May 31, 2016 and 2015, the Company had net operating loss carry forwards of approximately $787,513 and $500,417 available to offset future taxable income.  The net operating loss carry forwards, if not utilized, will begin to expire in 2036.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at May 31, 2016 and 2015.  The Company had no uncertain tax positions as of May 31, 2016.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lease Arrangement

The Company, through CLS Labs Colorado, leases 42,392 square feet of warehouse and office space (the “Leased Space”) in a building located on 1.92 acres in Denver Colorado. CLS Labs Colorado subleases the Leased Space to Picture Rock Holdings, LLC as part of an arrangement whereby Picture Rock Holdings, LLC and its affiliate will conduct certain intended activities, including growing, extraction, conversion, assembly and packaging of cannabis and other plant materials, as permitted by and in compliance with state, city and local laws, rules, ordinances and regulations.  Total expense for the lease was $177,844 and $0 for the year ended May 31, 2016 and 2015.

Future annual minimum base rental payments for the lease as of May 31, 2016 are approximately as follows:

For the 12 months ended May 31,
2017	177,845
2018	177,845
2019	177,845
2020	177,845
2021	148,202
Thereafter	-
Total	859,582

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman, President and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs’ common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.  On April 28, 2015, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed that following the Merger, in addition to his obligations to CLS Labs, he would serve the Company and its subsidiaries in such roles as the Company may request.  In exchange, the Company agreed to assume the obligations of CLS Labs to grant Mr. Binder annual stock options, as referenced above.  Mr. Binder continues to receive an annual salary of $150,000 from CLS Labs for serving as its Chairman, President and Chief Executive Officer.  My Binder deferred all of the salary payable to him under his employment agreement through May 31, 2016.  On July 20, 2016, the Company issued Mr. Binder a convertible note in exchange for $250,000 in deferred salary, among other amounts owed to Mr. Binder by the Company.  As of May 31, 2016 and 2015, the Company had accrued compensation due to Mr. Binder in the amount of $250,000 and $106,250.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett is received a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, with a fair value of $327,500, which became fully vested one year from the effective date of the agreement. Mr. Bonsett, as an owner of PRH, will indirectly receive the benefits of the Colorado Arrangement, as discussed in Note 10.

At May 31, 2016, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,290 in accrued compensation on the accompanying consolidated balance sheets.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at May 31, 2016 and 2015.

	May 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$418,537	$418,537

May 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

The estimated fair values of the Company’s derivative liabilities are as follows:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of May 31, 2015	$-

Issuances	480,294

Revaluation gain	61,757

Balance as of May 31, 2016	$ $ 418,537

NOTE 17 - SUBSEQUENT EVENTS

During July 2016, convertible promissory notes in favor of Mr. Koretsky and Mr. Binder were finalized.  These notes represented deferred salary of $250,000 due to Mr. Binder and prior advances in the amount of $12,750 from Mr. Binder and $210,000 from Mr. Koretsky being reclassified as convertible notes payable. These notes are unsecured and bear interest at the rate of 10% per annum. No payments are required until July 1, 2017, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with accrued interest, beginning on October 1, 2017. At the note holder’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into the Company’s securities. Upon such an election, the holder will receive one “Unit” for each $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share.

On August 3, 2016 the Company issued a convertible promissory note with a face amount of $150,000 to CLS CO 2016.   This note is unsecured and bears interest at the rate of 15% per annum. All interest accruing during the first year will be added to principal.  Commencing on November 1, 2017, principal will be payable in four equal quarterly installments, together with accrued interest.  At the note holder’s election, at any time prior to payment or prepayment of the  loan in full, all principal and accrued interest under the  loan may be converted, in whole or in part, into the Company’s securities. Upon such an election, the holder will receive one “Unit” for each $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share.

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

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Upon CLS Labs’ acquisition of a majority interest in the Company on November 12, 2014, Jeffrey I. Binder, the Chairman, President and Chief Executive Officer of CLS Labs, was appointed Chairman, President and Chief Executive Officer of the Company, and Michael Abrams, the former Chief Operating Officer of CLS Labs, was appointed the Chief Operating Officer of the Company. Effective August 15, 2015, Mr. Abrams resigned as Chief Operating Officer of the Company and was replaced by Alan Bonsett. Mr. Binder and Mr. Bonsett remain the only two employees of the Company. Mr. Binder and Frank Koretsky are the directors of the Company.

Below are the names of and certain information, including business experience during the past five years, regarding our current executive officers and directors:

Name	Age	Title	Term Expires
Jeffrey Binder	69	Chairman, President, Chief Executive Officer and Director	2017
Frank Koretsky	53	Director	2016
Alan Bonsett	42	Chief Operating Officer	--

Jeffrey Binder, Chairman, President, Chief Executive Officer and Director

Mr. Binder was one of the individuals who founded CLS Labs in 2014 and he has served as its Chairman, President, Chief Executive Officer and a director since its inception. Upon CLS Labs’ acquiring control of the Company on November 12, 2014, Mr. Binder was appointed Chairman, President, Chief Executive Officer and a director of the Company.  He continues to serve in these roles. Since 2008, Mr. Binder has served as founder, Chairman and President of Power 3 Network, Inc., a company that develops websites and back offices for home-based businesses. In 2003, Mr. Binder founded Infinity 8, Inc., a software development company, where he served as its Chairman, Treasurer and a director until 2011. In addition to his employment history, Mr. Binder has invested in and mentored several start-up and mid-stage companies through his private holding company, JeMJ Financial Services, Inc., which he formed in 1988 and for which he serves as Chairman, President and a director.   Through JeMJ, Mr. Binder invested in GGL Industries, Inc., a private holding company that owned Sterling Yacht and Classic Motor Carriages, as well as various other companies, and had extensive real estate holdings.  Mr. Binder received his Juris Doctorate from the National Law Center, George Washington University, in 1971, where he received the honor of membership in the Order of the Coif.  He also served as a legislative assistant to Adlai Stevenson II, a United States Senator for Illinois, and practiced Law at Sonnenschein Nath & Rosenthal, LLP, Chicago, Illinois for five years.

Frank Koretsky, Director

Mr. Koretsky is a founder and has served as a director of CLS Labs since its formation in 2014. Upon consummation of the Merger, Mr. Koretsky was also appointed a director of the Company. It is expected that Mr. Koretsky will serve as a consultant to the Company in the future.  Since 1995, Mr. Koretsky has served as the President of East Coast News Corp., a leading company in the adult product distribution industry. As a result of Mr. Koretsky’s business experience, he brings a strong background in management, marketing and branding to the Company.

Alan Bonsett, Chief Operating Officer

Mr. Bonsett joined the Company on August 1, 2015 and was appointed Chief Operating Officer effective August 15, 2015.  Mr. Bonsett has extensive experience in the cannabis industry, spanning production and processing facility buildouts, business development and strategic planning, licensing and compliance, and supply chain management from grower to processing center to dispensary. From December 2014 until July 2015, Mr. Bonsett was a principal of Picture Rock Holdings, LLC, a marijuana extraction company, and President of Picture Rock Management, Inc., its management company. From February 2014 until July 2015, Mr. Bonsett served as Chief Executive Officer of Redwood Investment Partners, LLC, a wholesale medical and recreational marijuana grow facility in Denver, Colorado. From March 2014 until July 2015, Mr. Bonsett was a member and head of sales and marketing of Herbal Medical Institute, LLC, a medically-infused marijuana production kitchen and wholesaler. From November 2014 until July 2015, Mr. Bonsett served as Chief Operating Officer of NoBo Investment Partners, LLC, a marijuana consulting firm. From November 2014 until April 2015, Mr. Bonsett was a consultant for Personalized Organic Treatments, LLC, a medical marijuana dispensary and grow facility. From June 2013 until October 2014, Mr. Bonsett served as co-owner and general manager of Colorado Product Services, LLC d/b/a Doctor’s Garden, a multi-location medical marijuana dispensary and grow facility. From December 2012 until May 2013, Mr. Bonsett was employed as head of the wholesale department of Holly Medicinal Services, LLC d/b/a The Clinic, a multi-location medical marijuana dispensary and grow facility. Mr. Bonsett, who graduated from Arizona State University with a bachelor’s degree in business, was self-employed as a real estate project manager from December 2009 until November 2012 and spent over twelve years as a mortgage and real estate professional prior to his involvement in the marijuana industry.

Our amended and restated articles of incorporation provide that the board of directors be divided into three classes with each class serving a staggered three-year term. The term of Class I expires at our 2018 annual meeting, the term of Class II expires at our 2016 annual meeting, and the term of Class III expires at our 2017 annual meeting. Frank Koretsky serves as the sole member of Class II and Jeffrey Binder serves as the sole member of Class III. Class I is currently unrepresented. We did not hold a 2015 annual meeting due to our present desire to conserve cash and focus on financing the Company.  As a result, the Class I director may be elected by our existing directors once we identify a suitable candidate. Executive officers are appointed by the board of directors and serve at its pleasure. None of our directors are independent, as that term is defined by Nassdaq rules.  None of our directors is a financial expert, as that term is defined by the SEC.

We are not currently listed on any national securities exchange or quoted on an inter-dealer quotation system that has a requirement that certain of the members of the board of directors be independent. In evaluating the independence of its members and the composition of its planned committees, the board of directors utilizes the definition of “independence” developed by the Nasdaq Stock Market and in SEC rules, including the rules relating to the independence standards of audit committee members and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act. The board of directors has determined that none of its current members is independent.

The board of directors expects to continue to evaluate whether and to what extent the members of the board of directors are independent. The Company intends to appoint persons to the board of directors who will meet the corporate governance requirements imposed by a national securities exchange. Therefore, we expect that in the future a majority of our directors will be independent directors of which at least one director will qualify as an “audit committee financial expert,” within the meaning of SEC rules.

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

The board of directors expects to continue to evaluate whether and to what extent the members of the board of directors are independent. The Company intends to appoint persons to the board of directors who will meet the corporate governance requirements imposed by a national securities exchange. Therefore, the Company expects that in the future a majority of our directors will be independent directors of which at least one director will qualify as an “audit committee financial expert,” within the meaning of SEC rules.

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

Item 11.  Executive Compensation.

As a smaller reporting company, we are required to disclose the executive compensation of our named executive officers, which consist of the following individuals, for the fiscal years ended May 31, 2015 and May 31, 2016, respectively: (i) any individual serving as our principal executive officer or acting in a similar capacity during such fiscal years; (ii) the two other most highly compensated executive officers of the Company serving as executive officers at the end of the most recently completed fiscal year; and (iii) any additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the most recently completed fiscal year.

Summary Compensation Table

The following table discloses compensation paid or to be paid to our named executive officers for the fiscal years ended May 31, 2015 and May 31, 2016, respectively.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Larry Adelt,	2016	—	—	—	—	—	—	—
Former President and Chief Executive Officer(1)	2015	—	—	—	—	—	—	—

Jeffrey Binder,	2016	150,000	—	—	—	—	—	150,000
Chairman, President and Chief Executive Officer(2)	2015	100,000	—	—	—	—	—	100,000

Alan Bonsett	2016	118,750	—	—	—	—	327,500	446,250
Chief Operating Officer(3)	2015	—	—	—	—	—	—	—
_________________________
1	Mr. Adelt resigned as an officer and director of the Company on November 12, 2014 following the sale of all of his shares of common stock in the Company to CLS Labs. On the same date, Jeffrey Binder was appointed Chairman, President and Chief Executive Officer of the Company.
2	Mr. Binder was appointed Chairman, President and Chief Executive Officer of the Company on November 12, 2014. Although Mr. Binder’s employment agreement provides for an annual salary of $150,000 per annum; to date, he has deferred all compensation from the Company, including the referenced salary. At present, Mr. Binder also serves as our Chief Financial Officer.
3	Mr. Bonsett and the Company entered into an employment agreement effective August 1, 2015 and he was appointed Chief Operating Officer of the Company effective August 15, 2015.

Narrative Disclosure to Summary Compensation Table

We currently do not have a stock option plan or any other incentive plan that provides for compensation intending to serve as an incentive for performance except as provided in the employment agreements of Mr. Binder and Mr. Bonsett as described below.

The following is a narrative discussion of our officers’ employment agreements that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table with respect to fiscal years 2015 and 2016.

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman, President and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs’ common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.

On April 28, 2015, Mr. Binder, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed that following the Merger, in addition to his obligations to CLS Labs, he would serve the Company and its subsidiaries in such roles as the Company may request. In exchange, the Company agreed to assume the obligations of CLS Labs to grant Mr. Binder annual stock options, as referenced above. Mr. Binder continues to receive an annual salary of $150,000 from CLS Labs for serving as its Chairman, President and Chief Executive Officer. Mr. Binder deferred all of the $250,000 in salary payable to him under his employment agreement through May 31, 2016. On July 20, 2016, we issued Mr. Binder a convertible promissory note in exchange for such $250,000 in deferred salary, among other amounts owed to Mr. Binder by the Company.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett received a one-time signing bonus of 250,000 (post Reverse Split) shares of restricted common stock of the Company, with a fair value of $327,500, which became fully vested one year from the effective date of the agreement.

Outstanding Equity Awards at May 31, 2016

The following table provides information with respect to outstanding stock options and restricted stock held by our named executive officers at May 31, 2016:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Larry Adelt, Former, President and CEO(1)	--	--	--	--	N/A	--	--	--	--

Jeffrey Binder, Chairman, President and CEO	--	--	--	--	N/A	--	--	--	--

Alan Bonsett, COO(2)	--	--	--	--	N/A	250,000	$327,500	--	--
_________________________
1	Mr. Adelt resigned as an officer and director of the Company on November 12, 2014.
2         Mr. Bonsett was awarded a signing bonus of 250,000 shares of restricted common stock pursuant to his employment agreement. Such shares vested on August 1, 2016.

Director Compensation

To date, we have not paid our directors any compensation for services on our board of directors.  Our directors are, however, entitled to receive compensation as determined by the board of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of August 25, 2016 by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Our only class of voting securities is our common stock. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement. To our knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. There were 20,350,003 shares of common stock issued and outstanding on August 25, 2016.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o CLS Holdings USA, Inc., 11767 S. Dixie Hwy, Suite 115, Miami, FL 33156.  Pursuant to SEC rules, we have included shares that the person has the right to acquire within 60 days from August 25, 2016.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class
Jeffrey I. Binder	5,698,893	(3)	27.1%
Raymond Keller	5,000,000		24.6%
Frank Koretsky	8,489,470	(4)	35.6%
Marc Douglas	1,096,094		5.4%
Charles DeAngelo	1,096,094		5.4%
Alan Bonsett	250,000		1.2%
All directors and executive officers as a group (3 persons) (5)	14,438,363		58.8%
____________________________
1	Except as otherwise indicated, to our knowledge, the persons named in this table have sole voting, investment and dispositive power with respect to all shares of common stock listed.

2	Reflects the extinguishment of the 6,250,000 shares of common stock owned by CLS Labs and the issuance of 15,000,000 shares of common stock to the stockholders of CLS Labs in connection with the Merger and the issuance of 250,000 shares of common stock to Alan Bonsett pursuant to his employment agreement. Excludes any impact of stock options expected to be issued in connection with employment agreements for Mr. Binder and Mr. Bonsett.

3	Includes 349,447 shares of common stock issuable upon conversion of convertible notes held by Mr. Binder that are presently convertible and 349,447 shares of common stock issuable upon the exercise of warrants underlying such notes, which warrants will be exercisable upon conversion of the notes, but excludes shares issuable upon conversion of interest accrued under such notes.

4	Includes 1,744,735 shares of common stock issuable upon conversion of convertible notes held by Mr. Koretsky that are presently convertible and 1,744,435 shares of common stock issuable upon the exercise of warrants underlying such notes, which warrants will be exercisable upon conversion of the notes, but excludes shares issuable upon conversion of interest accrued under such notes.

5	Includes 2,094,182 shares of common stock that are issuable upon conversion of convertible notes that are presently convertible and 2,094,182 shares of common stock issuable upon the exercise of warrants underlying such notes, which warrants will be exercisable upon conversion of the notes, but excludes shares issuable upon conversion of interest accrued under such notes.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Colorado Arrangement

On April 17, 2015, prior to Alan Bonsett’s appointment as Chief Operating Officer, the Company, through CLS Labs Colorado, entered into the Colorado Arrangement with PRH to, among other things, (i) license its proprietary technology, methods and processes to PRH in Colorado in exchange for a fee; (ii) sub-lease warehouse and office space in Denver, Colorado to PRH where PRH can extract and process cannabis and other plant products in exchange for lease payments totaling an aggregate of $1,067,067 over a seventy-two (72) month term; (iii) build a processing facility and lease such facility, including equipment, to PRH in exchange for a monthly fee; and (iv) loan to PRH $500,000 pursuant to a promissory note (the “PRH Note”), to be used by PRH in connection with financing the building out, equipping, and developing of a grow facility by PRH that will be operated by a licensed third-party marijuana grower.  Pursuant to the PRH Note, as amended by the parties, PRH will repay the principal due under the PRH Note in twenty (20) equal quarterly installments of Twenty-five Thousand Dollars ($25,000) commencing in the first month following the month in which PRH commences generating revenue at the grow facility, which commencement is anticipated to occur in the first quarter of 2017 and continuing until paid in full. Interest will accrue on the unpaid principal balance of the PRH Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing on the Payment Date and continuing until paid in full.  All remaining outstanding principal and any accumulated unpaid interest due under the PRH Note will be due and payable on the fifth anniversary of the date of the initial payment.  In the event of default as defined in the agreements related to the PRH Note, all amounts under the PRH Note shall become at once due and payable.   Mr. Bonsett, as an owner of PRH, will indirectly receive the benefits of the Colorado Arrangement.

Koretsky Notes

During the year ended May 31, 2015, we borrowed $600,000 from Frank Koretsky, a director of the Company, to fund operations (the “Koretsky Funding Note 1”).  From June 1, 2015 through January 12, 2016, we borrowed an additional $295,000 from Mr. Koretsky under the Koretsky Funding Note 1. These loans were unsecured, due not less than one year after the date the loans were made, and accrued interest at the rate of 6% per annum.  On January 12, 2016, we entered into a new loan agreement with Mr. Koretsky (the “Koretsky Convertible Note 1”), and the principal balance of $895,000 and accrued interest in the amount of $31,008 from the Koretsky Funding Note 1 were transferred into the Koretsky Convertible Note 1. This note is unsecured and bears interest at the rate of 6% per annum. No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with accrued interest, beginning on April 1, 2017. At Mr. Koretsky’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into our securities. Upon such an election, Mr. Koretsky will receive one “Unit” for each $0.75 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.00 per share.

During January and February 2016, we borrowed an additional $380,000 from Mr. Koretsky to fund operations at an interest rate of 6% per annum with the balance of the loan terms remaining unfinalized. The interest rate was increased to 10% per annum effective March 1, 2016 and the terms of the loans were subsequently memorialized in a convertible promissory note dated April 11, 2016 (the “Koretsky Convertible Note 2”).  The Koretsky Convertible Note 2 is unsecured and bears interest at a rate of 6% per annum through February 29, 2016 and 10% per annum commencing March 1, 2016. All accrued interest will become due on April 1, 2017, with principal payable in eight equal quarterly installments together with accrued interest beginning on July 1, 2017. At Mr. Koretsky’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into our securities. Upon such an election, Mr. Koretsky will receive one “Unit” for each $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share.

Between May 6, 2016 and July 5, 2016, we borrowed an additional $210,000 from Mr. Koretsky to fund operations at an interest rate of 10% per annum with the balance of the loan terms remaining unfinalized. On July 20, 2016, the terms of the loans were memorialized in a convertible promissory note (the “Koretsky Convertible Note 3”).  The Koretsky Convertible Note 3 is unsecured and bears interest at a rate of 10% per annum. All accrued interest will become due on July 1, 2017, with principal payable in eight equal quarterly installments together with accrued interest beginning on October 1, 2017. At Mr. Koretsky’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into our securities. Upon such an election, Mr. Koretsky will receive one “Unit” for each $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share.

Binder Notes

From June 1, 2015 through January 12, 2016, we borrowed $50,000 from Mr. Binder, a director and officer of the Company, to fund operations (the “Binder Funding Note 1”). These loans were unsecured, due not less than one year after the date the loans were made, and accrued interest at the rate of 6% per annum.  On January 12, 2016, we entered into a new loan agreement with Mr. Binder (the “Binder Convertible Note 1”), and the principal balance of $50,000 and accrued interest in the amount of $962 from the Binder Funding Note 1 were transferred into the Binder Convertible Note 1. This note is unsecured and bears interest at the rate of 6% per annum. No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments together with accrued interest beginning on April 1, 2017. At Mr. Binder’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into the Company’s securities. Upon such an election, Mr. Binder will receive one “Unit” for each $0.75 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase one (1) share of common stock at a price of $1.00 per share.

During January and February 2016, we borrowed an additional $12,750 from Mr. Binder to fund operations at an interest rate of 6% per annum with the balance of the loan terms remaining unfinalized. The interest rate was increased to 10% per annum effective March 1, 2016. During March 2016, we borrowed an additional $29,750 from Mr. Binder to fund operations at an interest rate of 10% per annum. The terms of the loans were subsequently memorialized in a convertible promissory note dated April 11, 2016 (the “Binder Convertible Note 2”) with an original principal amount of $42,500.  The Binder Convertible Note 2 is unsecured and bears interest at a rate of 6% per annum through February 29, 2016 and 10% commencing March 1, 2016.  All accrued interest will become due on April 1, 2017, with principal payable in eight equal quarterly installments together with accrued interest beginning on July 1, 2017. At Mr. Binder’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into the Company’s securities. Upon such an election, Mr. Binder will receive one “Unit” for each $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase one (1) share of common stock at a price of $1.07 per share.

On July 20, 2016, we issued Mr. Binder a convertible promissory note in the amount of $262,750 in exchange for $250,000 in deferred salary through May 31, 2016, $2,750 in loans made by Mr. Binder to the Company during March 2016 and $10,000 loaned by Mr. Binder to the Company in July 2016 (the “Binder Convertible Note 3”). The Binder Convertible Note 3 is unsecured and bears interest at the rate of 10% per annum. All accrued interest will become due on July 1, 2017, with principal payable in eight equal quarterly installments together with accrued interest beginning on October 1, 2017. At Mr. Binder’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into the Company’s securities. Upon such an election, Mr. Binder will receive one “Unit” for each $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase one (1) share of common stock at a price of $1.07 per share.

Anticipated Consulting Agreements

The Company and Frank Koretsky plan to enter into a consulting agreement.  Pursuant to the agreement, which will have a term of three years, Mr. Korestky will be paid between $100,000 and $150,000 per annum for performing certain consulting services related to marketing, branding, new product development and business development.

The Company and Raymond Keller also plan to enter into a consulting agreement. Pursuant to the agreement, which will have a term of three years, Mr. Keller will be paid between $100,000 and $150,000 per annum for performing certain consulting services including supervising the opening of labs, training the lab manager and staff in CLS Labs’ proprietary process for extracting oil from cannabinoids, and periodically inspecting lab operations.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

Fees paid for audit services totaled approximately $21,500 during the year ended May 31, 2016. These amounts include fees associated with the annual audit of our financial and statutory statements, reviews of our quarterly financial statements and of our quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Audit-Related Fees

We did not pay any fees for audit-related services in the year ended May 31, 2016.

Tax Fees

We did not pay any fees for tax-related services in the year ended May 31, 2016.

All Other Fees

We did not procure any other services from our auditors during the year ended May 31, 2016.

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

10.3
Employment Agreement dated October 1, 2014 between CLS Labs, Inc. and Michael Abrams (incorporated by reference from Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015) (1).

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

10.9
Restricted Stock Grant Agreement dated April 28, 2015 between CLS Holdings USA, Inc. and Michael Abrams (incorporated by referene from Exhibit 10.9 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015)(1)

10.10
Subscription for Property Agreement dated July 16, 2014 between CLS Labs, Inc. and Raymond Keller (incorporated by reference from Exhibit 2.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

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

10.13
Employment Agreement dated August 18, 2015 between CLS Holdings USA, Inc. and Alan Bonsett (incorporated by reference from Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2015) (1).

10.14	Loan Agreement dated April 29, 2015 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015).

10.15	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2105).

10.16	Convertible Promissory Note dated January 12, 2016 in favor of Frank Koretsky. *

10.17	Convertible Promissory Note dated January 12, 2016, in favor of Jeffrey Binder *.

10.18
10% Original Issue Discount Convertible Promissory Note dated March 18, 2016, in favor of Old Main Capital, LLC (incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2016).

10.19
8% Convertible Promissory Note dated March 18, 2016 in favor of Old Main Capital, LLC (incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2016).

10.20
Securities Purchase Agreement dated March 18, 2016 between the Company and Old Main Capital, LLC (incorporated by reference from Exhibit 10.20 in Amendment No. 1 to the Company’s Registration Statement No. 333-210851 filed with the SEC on June 2, 2016).

10.21
Registration Rights Agreement dated March 18, 2016 between the Company and Old Main Capital, LLC (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2016).

10.22
Convertible Promissory Note dated April 11, 2016, in favor of Frank Koretsky (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2016).

10.23
Convertible Promissory Note dated April 11, 2016, in favor of Jeffrey Binder (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2016).

10.24
Equity Purchase Agreement dated April 18, 2016 between the Company and Old Main Capital, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016).

10.25
Convertible Promissory Note dated July 20, 2016, in favor of Frank Koretsky (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2016).

10.26
Convertible Promissory Note dated July 20, 2016, in favor of Jeffrey Binder (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2016).

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
 ________________________________
(1) Management Contract or Compensation Plan

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS HOLDINGS USA, INC.

Date: August 25, 2016	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Jeffrey I. Binder	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	August 25, 2016
Jeffrey I. Binder

/s/ Frank Koretsky	Director	August 25, 2016
Frank Koretsky