Form 10-K/A
period 2016-05-31
CLS Holdings USA, Inc.
filed 2016-10-06
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to the annual report of CLS Holdings USA, Inc. (the "Company") on Form 10-K/A amends our Annual Report on Form 10-K for the year ended May 31, 2016 (the "Original 10-K"), which was originally filed on August 29, 2016. The Company is filing this amendment to insert a corrected conformed signature of our independent auditors on their Report of Independent Registered Public Accounting Firm with respect to the audited financial statements of the Company included in the Original 10-K, which inadvertently contained an incorrect date when filed in the Original 10-K.

This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original 10-K or modify or update in any way disclosures made in the Original 10-K except as noted above. This Amendment No. 1 should be read in conjunction with the Original 10-K and with other Company filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

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

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining availablefor future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders (1)	--	--	--
Total	--	--	--
____________________________
(1)	Pursuant to their respective employment agreements, Jeffrey Binder and Alan Bonsett are entitled to receive annual stock options, exercisable at the fair market value of our common stock on the date of grant, in an amount equal to 2% of our annual EBITDA up to $42.5 million and 4% of our annual EBITDA in excess of $42.5 million. Michael Abrams was also entitled to receive stock options upon the same terms, but he is not entitled to any future awards pursuant to the terms of his separation from the Company effective September 1, 2015. We are currently unable to determine the number of shares that could be granted under these plans.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
August 25, 2016

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of August25,2016 by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Our only class of voting securities is our common stock. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement. To our knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. There were 20,350,003 shares of common stock issued and outstanding on August 25, 2016.

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
 ________________________________
(1) Management Contract or Compensation Plan

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

CLS HOLDINGS USA, INC.

Date: October 6, 2016	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)