Form 10-Q
period 2016-08-31
CLS Holdings USA, Inc.
filed 2016-10-17
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

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
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,350,003 shares (post reverse-split) of $0.0001 par value common stock outstanding as of October 17, 2016.

CLS HOLDINGS USA, INC.

FORM 10-Q
Quarterly Period Ended August 31, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2016	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,238	$88,244
Prepaid expenses	6,742	6,742
Total current assets	9,980	94,986

Security deposit	50,000	50,000
Property, plant and equipment, net of accumulated depreciation of $1,115 and $892	1,559	1,782
Construction in progress	118,239	106,726
Note receivable related party, noncurrent, net of allowance of $500,000 and $500,000	-	-
Intangible assets, net of accumulated amortization of $504 and $396	1,654	1,762

Total assets	$181,432	$255,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$492,165	$431,017
Accrued compensation, related party	53,750	267,493
Due to related party	22,627	17,930
Accrued interest	62,528	41,116
Accrued interest, related party	102,339	68,148
Convertible notes payable, net of discount of $524,751 and $227,475	119,692	72,525
Convertible notes payable, related party, net of discount of $199,659 and $95,447	89,404	22,678
Derivative liability	294,616	418,537
Notes payable, related parties	5,000	-

Total current liabilities	1,242,121	1,339,444

Noncurrent liabilities
Convertible notes payable, net of discount of $54,029 and $390,021	34,860	43,312
Convertible notes payable, related parties, net of discount of $750,964 and $1,018,657	950,223	230,718
Notes payable, related parties	-	72,750

Total Liabilities	2,227,204	1,686,224

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 20,350,003 shares issued and outstanding at August 31, 2016 and May 31, 2016	2,035	2,035
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Additional paid-in capital	2,627,454	2,627,183
Stock payable	65,700	65,700
Accumulated deficit	(4,740,961)	(4,125,886)
Total stockholders’ equity (deficit)	(2,045,772)	(1,430,968)

Total liabilities and stockholders’ equity (deficit)	$181,432	$255,256

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31,	August 31,
	2016	2015

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Selling, general and administrative expenses	174,745	184,407
Professional fees	306,181	258,154
Total operating expenses	480,926	442,561

Operating loss	(480,926)	(442,561)

Other (income) expense:
Interest expense	258,070	33,951
Change in fair value of derivative	(123,921)	-
Total other expense	134,149	33,951

Income (Loss) before income taxes	(615,075)	(476,512)

Income tax expense	-	-

Net income (loss)	$(615,075)	$(476,512)

Net income (loss) per share - basic	$(0.03)	$(0.02)

Net income (loss) per share - diluted	$(0.03)	$(0.02)

Weighted average shares outstanding - basic	20,350,003	20,001,960

Weighted average shares outstanding - diluted	20,350,003	20,001,960

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31,	August 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(615,075)	$(476,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	271	271
Change in fair value of derivative	(123,921)	-
Issuance of stock for services	-	25,950
Stock-based compensation	-	27,292
Amortization of debt discounts	202,196	16,666
Depreciation and amortization expense	331	295
Changes in assets and liabilities:
Prepaid expenses	-	12,334
Accounts payable and accrued expenses	59,905	51,058
Accrued compensation	37,500	31,250
Due to related parties	4,697	(525)
Accrued interest, related party	34,191	9,452
Accrued interest	21,412	7,562

Net cash used in operating activities	(378,493)	(294,907)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for construction in progress	(11,513)	-
Payments to acquire intangible assets	-	(2,674)

Net cash used in investing activities	(11,513)	(2,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party convertible notes payable	150,000	-
Proceeds from related party notes payable	179,000	150,000
Repayments of related party notes payable	(24,000)	-

Net cash provided by financing activities	305,000	150,000

Net increase in cash and cash equivalents	(85,006)	(147,581)

Cash and cash equivalents at beginning of period	88,244	208,821

Cash and cash equivalents at end of period	$3,238	$61,240

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to founder for intellectual property	$-	$500
Convertible note issued for unpaid accrued salary	$250,000	$-
Related party notes payable reclassified as related party convertible notes payable	$222,750	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2016
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $3,238 and $88,244 as of August 31, 2016 and May 31, 2016, respectively.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs for the three months ended August 31, 2016 and 2015.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred no research and development costs for the three months ended August 31, 2016 and 2015, respectively.

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

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company used for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. The derivative component of the convertible notes issued on March 18, 2016 (the “2016 Convertible Notes”) was valued at date of amendment and at period end. The following assumptions were used for the valuation of the derivative liability related to the 2016 Convertible Notes:

- The quoted market price of the common stock, which decreased from $0.88 as of May 31, 2016 to $0.61 as of August 31, 2016, would fluctuate with the Company’s projected volatility;

- The original conversion prices of the 2016 Convertible Notes, which are fixed at $1.07 and $0.80, or upon default/fundamental transaction at 52% of the 20 trading day low Volume Weighted Average Price (“VWAP”) would remain in effect;

- An event of default at 24% interest rate would occur 0% of the time, increasing 1.00% per month to a maximum of 10%, and in place of a penalty there would be an alternative conversion price;

- The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note.  The projected volatility was 93% at August 31, 2016;

- The Company would redeem the notes (with a 130% prepayment penalty) projected initially at 0% of the time and increasing monthly by 1.0% to a maximum of 10.0% (from alternative financing being available for a redemption event to occur); and

- The holder would automatically convert the notes at the maximum of 2 times the conversion price or the stock price if the common stock underlying the 2016 Convertible Notes was eligible for sale in compliance with securities laws (assumed at September 18, 2016) and the Company was not in default.

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

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three months ended August 31, 2016 and 2015.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. ASU 2016-09 involves changes in several aspects of the accounting for share-based payment transactions, including the accounting for the income tax consequences of share-based awards.  For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted.  The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $4,740,961 as of August 31, 2016. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or the proceeds from the sale of securities. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Prepaid Expenses

Prepaid expenses consisted of $6,742 in prepaid legal fees as of August 31, 2016 and May 31, 2016:

Note 4 – Construction in Progress

The Company has construction in progress, in the amount of $118,239 and $106,726 at August 31, 2016 and May 31, 2016 on improvements to its leased facility in Colorado.  As of August 31, 2016, the Company had yet to start amortizing these improvements.

Note 5 – Security Deposit

The Company had a security deposit in the amount of $50,000 at August 31, 2016 and May 31, 2016.  This amount consisted of a deposit to secure office and warehouse space.

Note 6 – Note Receivable

During the year ended May 31, 2015, the Company loaned $500,000 (the “Note”) to Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”).  Pursuant to the Note, as amended by the parties effective June 30, 2015, October 31, 2015, April 11, 2016, and May 31, 2016, PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing in the month following the month in which PRH commences generating revenue at the grow facility, which commencement is anticipated to occur in the first quarter of 2017, and continuing until paid in full. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing after such initial payment and continuing until paid in full.  All outstanding principal and any accumulated unpaid interest due under the Note is due and payable on the five-year anniversary of the initial payment thereunder.   In the event of default as defined in the agreements relating to the Note, all amounts under the Note shall become at once due and payable.  During the year ended May 31, 2015, the Company recorded an impairment related to the note receivable in the amount of $500,000.  This receivable is recorded on the balance sheet as of August 31, 2016 and May 31, 2016 in the amount of $0, net of allowance in the amount of $500,000 (see note 10).

Note 7 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at August 31, 2016 and May 31, 2016.

	August 31,	May 31,
	2016	2016
Computer equipment	$2,674	$2,674
Property and equipment, gross	2,674	2,674
Less: accumulated depreciation	(1,115)	(892)
Property and equipment, net	$1,559	$1,782

Depreciation expense totaled $223 and $223 for the three months ended August 31, 2016 and 2015, respectively.

Note 8 – Intangible Assets

Intangible assets consisted of the following at August 31, 2016 and May 31, 2016.

	August 31,	May 31,
	2016	2016
Domain name	$2,158	$2,158
	2,158	2,158
Less: accumulated amortization	(504)	(396)
Intangible assets, net	$1,654	$1,762

Total amortization expense charged to operations was $108 and $108 for the three ended August 31, 2016 and 2015, respectively.  The domain name is being amortized over a period of 60 months.

Note 9 – Accounts Payable and Accrued Liabilities

The Company had accounts payable and accrued liabilities of $492,165 and $431,017 at August 31, 2016 and May 31, 2016, which consist of legal fees, deferred rent liability and other trade payables.

Note 10 – Related Party Transactions

As of August 31, 2016 and May 31, 2016, the Company owed the amount of $37,500 and $250,000, respectively, to Jeffrey Binder, its President and Chief Executive Officer, for accrued salary. In July 2016, unpaid accrued salary in the amount of $250,000 was transferred to a Convertible Promissory Note due to Mr. Binder (see note 11).

As of August 31, 2016 and May 31, 2016, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

As of August 31, 2016 and May 31, 2016, the Company had related party payables in the amount of $17,930 due to officers and directors related to expenses paid on behalf of the Company. The Company accrued interest at the rate of 6% per annum on these liabilities, and recorded interest expense on these liabilities in the amounts of $271 and $271 during the three months ended August 31, 2016 and 2015, respectively.  These interest accruals were charged to additional paid-in capital.

As of August 31, 2016, the Company had a related party payable in the amount of $4,697 due to Alan Bonsett, the Company’s COO, for expenses paid on behalf of the Company.

On April 17, 2015, CLS Labs Colorado, Inc. (“CLS Labs Colorado”), a wholly owned subsidiary of CLS Labs, loaned $500,000 (the “Note”) to Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”), to be used by PRH in connection with the financing of the building out, equipping, and development of a grow facility by PRH that will be operated by a licensed third-party marijuana grower.  Pursuant to the Note, as amended by the parties effective June 30, 2015,  October 31, 2015, April 11, 2016, and May 31, 2016, PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing in the month following the month in which PRH commences generating revenue at the grow facility, which commencement is anticipated to occur in the first quarter of 2017 (the “Payment Date”) and continuing until paid in full. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing on the Payment Date and continuing until paid in full.  All remaining outstanding principal and any accumulated unpaid interest due under the Note will be due and payable on the fifth anniversary of the Payment Date.  In the event of default as defined in the agreements related to the Note, all amounts under the Note shall become at once due and payable.  During the year ended May 31, 2015, the Company recorded an impairment related to the note receivable in the amount of $500,000.  This receivable is recorded on the balance sheet as of August 31, 2016 and May 31, 2016, $0, net of a reserve in the amount of $500,000.

On April 17, 2015, prior to Alan Bonsett’s appointment as Chief Operating Officer, the Company, through CLS Labs Colorado, entered into an arrangement with PRH (the “Colorado Arrangement”) to, among other things, (i) license its proprietary technology, methods and processes to PRH in Colorado in exchange for a fee; (ii) sub-lease warehouse and office space in Denver, Colorado to PRH where PRH can grow, extract and process cannabis and other plant products in exchange for lease payments totaling an aggregate of $1,067,067 over a seventy-two (72) month term; (iii) build a processing facility and lease such facility, including equipment, to PRH in exchange for a monthly fee; and (iv) loan $500,000 to PRH to be used by PRH in connection with its financing of the building out, equipping, and development of a marijuana grow facility. Mr. Bonsett, as an owner of PRH, will indirectly receive the benefits of the Colorado Arrangement.  PRH entered into an arrangement with a third-party grower to grow marijuana at a location that is contiguous to PRH’s leased real property.  The grower obtained zoning approval, a certificate of occupancy to begin planting cannabis and operating the grow facility, and a Colorado Retail Marijuana Cultivation Facility License before commencing planting in December 2015, and the grow facility is now fully operational.

Additionally, upon Mr. Bonsett’s employment on August 1, 2015 to serve as the Company’s Chief Operating Officer, he received a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, with a fair value of $327,500, which became fully vested one year from the effective date of the agreement.

Related Party Notes Payable

The Company has convertible notes payable and notes payable outstanding to Jeffrey Binder, an officer and director, and to Frank Koretsky, a director; see note 11.

During the three months ended August 31, 2016 the Company issued a $150,000 convertible note payable to CLS CO 2016, LLC an entity affiliated with Frank Koretsky, a director of the Company, see note 11.

Note 11 – Notes Payable

	August 31,	May 31,
	2016	2016
Notes payable to Jeffrey Binder, an officer and director of the Company, for advances to fund operations (the “Binder Funding Notes”). The Binder Funding Notes bear interest at a rate of 6%, have no maturity date and are due on demand.  During the three months ended August 31, 2016, Mr. Binder advanced a total of $39,000 to the Company under the Binder Funding Notes and the Company repaid Mr. Binder $24,000 under the Binder Funding Notes; during the three months ended August 31, 2016, $12,750 of this amount was transferred out of the Binder Funding Notes and used to fund a new convertible note payable to Mr. Binder (See “Binder Convertible Note 3” below).  During the three months ended August 31, 2016, the Company accrued interest in the amount of $63 on the Binder Funding Notes.
	$5,000	$2,750

Notes payable to Frank Koretsky, a director of the Company, for advances to fund operations (the “Koretsky Funding Notes”). The Koretsky Funding Notes bear interest at a rate of 6%, have no maturity date and are due on demand.  During the three months ended August 31, 2016, Mr. Koretsky advanced $140,000 to the Company under the Koretsky Funding Notes; during the three months ended August 31, 2016, $210,000 was transferred out of the Koretsky Funding Notes and used to fund a new convertible note payable to Mr. Koretsky (see “Koretsky Convertible Note 3” below).  During the three months ended August 31, 2016, the Company accrued interest in the amount of $1,059 on the Koretsky Funding Notes.
	-	70,000

Total - Notes Payable, Related Parties	$5,000	$72,750

August 31,	May 31,
2016	2016
Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated January 12, 2016 and due January 1, 2019 (the “Binder Convertible Note 1”).  The Binder Convertible Note 1 was funded with $50,000 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 6% per annum. No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2017, the first of eight principal payments in the amount of $6,250 will be due; subsequent principal payments will due on the first day of each July, October, January, and April until paid in full. This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $0.75 converted, with each Unit consisting of one (1) share of common stock and a three-year warrant to purchase (1) share of common stock at a price of $1.00 per share (post Reverse-Split).  The Company recognized a discount of $50,000 on the value of the beneficial conversion feature at the time of issuance.  During the three months ended August 31, 2016, $6,187 of this discount was charged to operations.  During the three months ended August 31, 2016 the Company accrued interest in the amount of $756 on this note.
50,000	50,000

Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated April 8, 2016 and due April 1, 2019 (the “Binder Convertible Note 2”).  The Binder Convertible Note 2 was funded with $42,500 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 6% per annum through February 29, 2016 and 10% per annum thereafter. No payments are required until April 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on July 1, 2017, the first of eight principal payments in the amount of $5,313 will be due; subsequent principal payments will due on the first day of each October, January, April, and July until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  The Company recognized a discount of $37,840 on the value of the beneficial conversion feature at the time of issuance.  During the three months ended August 31, 2016, $4,683 of this discount was charged to operations.  During the three months ended August 31, 2016, the Company accrued interest in the amount of $1,071 on this note.
42,500	42,500

Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated July 20, 2016 and due July 1, 2019 (the “Binder Convertible Note 3”).  The Binder Convertible Note 3 was funded with the conversion of $250,000 of unpaid accrued salary due to Mr. Binder and $12,750 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 10% per annum. No payments are required until July 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on July 1, 2017, the first of eight principal payments in the amount of $32,844 will be due; subsequent principal payments will due on the first day of each, January, April, July and October until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  During the three months ended August 31, 2016, the Company accrued interest in the amount of $3,090 on this note.
262,750	-

Unsecured convertible note issued to Frank Koretsky, a director of the Company, dated January 12, 2016 and due January 1, 2019 (the “Koretsky Convertible Note 1”).   The Koretsky Convertible Note 1 was funded with $895,000 of advances Mr. Koretsky made to the Company under the Koretsky Funding Notes.  This note bears interest at the rate of 6% per annum. No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2017, the first of eight principal payments in the amount of $111,875 will be due; subsequent principal payments will due on the first day of each July, October, January, and April until paid in full. This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $0.75 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.00 per share (post Reverse-Split).  The Company recognized a discount of $895,000 on the value of the beneficial conversion feature at the time of issuance.  During the three months ended August 31, 2016, $110,745 of this discount was charged to operations.  During the three months ended August 31, 2016, the Company accrued interest in the amount of $13,535 on this note.
895,000	895,000

	August 31	May 31
	2016	2016
Unsecured convertible note issued to Frank Koretsky, a director of the Company, dated April 8, 2016 and due April 1, 2019 (the “Koretsky Convertible Note 2”). The Koretsky Convertible Note 2 was funded with $380,000 of advances Mr. Koretsky made to the Company under the Koretsky Funding Notes.  This note bears interest at the rate of 6% per annum through February 29, 2016 and 10% per annum thereafter. No payments are required until April 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on July 1, 2017, the first of eight principal payments in the amount of $47,500 will be due; subsequent principal payments will due on the first day of each October, January, April, and July until paid in full. This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  The Company recognized a discount of $338,336 on the value of the beneficial conversion feature at the time of issuance.  During the three months ended August 31, 2016, $41,867 of this discount was charged to operations.  During the three months ended August 31, 2016, the Company accrued interest in the amount of $9,578 on this note.
	380,000	380,000

Unsecured convertible note issued to Frank Koretsky, a director of the Company, dated July 20, 2016 and due July 1, 2019 (the “Koretsky Convertible Note 3”).  The Koretsky Convertible Note 3 was funded with $210,000 of advances Mr. Koretsky made to the Company under the Koretsky Funding Notes.  This note bears interest at the rate of 10% per annum. No payments are required until July 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on July 1, 2017, the first of eight principal payments in the amount of $32,844 will be due; subsequent principal payments will due on the first day of each, January, April, July and October until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  During the three months ended August 31, 2016, the Company accrued interest in the amount of $3,314 on this note.
	210,000	-

Unsecured convertible note issued to CLS CO 2016, LLC an entity affiliated with Frank Koretsky, a director of the Company, dated August 3, 2016 and due August 1, 2018 (the “CLS CO 2016 Note”).  This note has a face amount of $150,000 and bears interest at the rate of 15% per annum. All interest accruing on this Note through the first anniversary of this Note shall be added to principal.  Commencing on November 1, 2017, Maker shall pay the outstanding principal balance in four (4) equal quarterly installments, together with accrued interest, in arrears, until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  During the three months ended August 31, 2016, the Company accrued interest in the amount of $1,726 on this note.
	150,000	-

Total – Convertible Notes Payable, Related Parties	$1,990,250	1,367,500
Less: Discount	(950,623)	(1,114,104)
Convertible Notes Payable, Related Parties, Net of Discounts	$1,039,627	253,396

Convertible Notes Payable, Related Parties, Net of Discounts, Current Portion	$89,404	$22,678
Convertible Notes Payable, Related Parties, Net of Discounts, Long-term Portion	950,223	230,718

	August 31,	May 31,
	2016	2016
Convertible promissory note issued to an unaffiliated third party due April 29, 2018 (the “April 2015 Note”).  During the twelve months ended May 31, 2015, the lender loaned the Company the amount of $200,000 pursuant to this note.  The April 2015 Note bears interest at a rate of 15% per annum.  On the first anniversary of this note, the all then accrued interest became due. Thereafter, the Company is required to make eight equal payments of principal together with accrued interest, quarterly in arrears, commencing on July 1, 2016 until paid in full.  The note and any accrued unpaid interest is convertible into common stock of the Company.   For each dollar converted, the note holder shall receive two shares of common stock and one three-year warrant to purchase 1.33 shares (post Reverse-Split) of common stock at $0.75 per share (post Reverse-Split).  The Company recognized a discount of $200,000 on the April 2015 Note related to the value of the beneficial conversion feature at the time of issuance.  During the three months ended August 31, 2016 and 2015, $16,667 of this discount, respectively, was charged to operations.  During the three months ended August 31, 2016, the Company accrued interest in the amount of $7,562, respectively, on this note.
	200,000	200,000

Convertible Promissory Notes payable to Old Main Capital, LLC (“Old Main”) dated March 18, 2016, April 22, 2016 and May 27, 2016 as amended on October 6, 2016, for the purchase of up to $333,333 in 10% Original Issue Discount Convertible Promissory Notes (the “10% Notes”).  These notes bear interest at the rate of 10% per annum, which increased to 15% effective August 1, 2016. Old Main may, at its option, convert all or a portion of the notes and accrued but unpaid interest into shares of common stock at a conversion price of $0.80 per share (post Reverse-Split) (the “Fixed Conversion Price”).  The Fixed Conversion Price is subject to adjustment if, at any time while this note is outstanding, the Company should issue any equity security with an effective price per share that is lower than the Fixed Conversion Price (the “Base Conversion Price”), other than certain exempt issuances.  In such an instance, the Fixed Conversion Price will be lowered to match the Base Conversion Price.   At the earlier of October 18, 2016 or two trading days after the registration statement related to the Company’s equity line is declared effective, the Company must begin to redeem 1/24th of the face amount of the notes and any accrued but unpaid interest on a bi-weekly basis. Such amortization payments may be made, at the Company’s option, in cash or, subject to certain conditions, in common stock pursuant to a conversion rate equal to the lower of (a) $0.80 or (b) 75% of the lowest daily volume weighted average price of the common stock in the twenty consecutive trading days immediately prior to the conversion date.  The Company recognized a discount of $330,188 on the 10% Notes related to the value of the original issue discount and embedded derivative at time of issuance.  During the three months ended August 31, 2016, $1,165 of this discount was charged to operations.  During the three months ended August 31, 2016, the Company accrued interest in the amount of $9,817 on this note.
	333,332	333,332

Convertible promissory note payable to Old Main dated March 18, 2016 and bearing interest at a rate of 8% (the “8% Note”).  The 8% Note was issued for Old Main’s commitment to enter into an equity line transaction with the Company and prepare all of the related transaction documents.  Old Main may, at its option, convert all or a portion of the note and accrued but unpaid interest into shares of common stock at a conversion price of $1.07 per share (post Reverse-Split) (the “8% Fixed Conversion Price”).  The 8% Fixed Conversion Price is subject to adjustment if, at any time while this note is outstanding, the Company should issue any equity security with an effective price per share that is lower than the 8% Fixed Conversion Price (the “8% Base Conversion Price”), other than certain exempt issuances.  In such an instance, the 8% Fixed Conversion Price will be lowered to match the 8% Base Conversion Price.   At the earlier of February 3, 2017 or the effectiveness of the registration statement related to the Company’s equity line, the Company must begin to redeem 1/6th of the face amount of the note and any accrued but unpaid interest on a monthly basis. Such amortization payment may be made, at its option, in cash or, subject to certain conditions, in common stock pursuant to a conversion rate equal to the lower of (a) $1.07 (post Reverse-Split) or (b) 75% of the lowest daily volume weighted average price of the common stock in the twenty consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.  The Company recognized a discount of $172,108 on the value of the embedded derivative at the time of issuance.   During the three months ended August 31, 2016, $33,461 of this discount was charged to operations.  During the three months ended August 31, 2016, the Company accrued interest in the amount of $4,033 on this note.
	200,000	200,000

Total - Convertible Notes Payable	$733,332	$733,332
Less: Discount	(578,780)	(587,910)
Convertible Notes Payable, Net of Discounts	$154,552	$145,422

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$119,692	$72,525
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$34,860	$43,312

Discounts on notes payable amortized to interest expense:	$202,196	$286,317

Beneficial Conversion Features

The 2016 Convertible Notes contain conversion features that create derivative liabilities. The pricing model the Company used for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income.  The derivative component of the convertible notes issued on March 18, 2016, April 22, 2016 and May 27, 2016 (collectively, the “2016 Convertible Notes”) was valued at the date of the amendment to the 2016 Convertible Notes and at period end. The following assumptions were used for the valuation of the derivative liability related to the 2016 Convertible Notes:

- The quoted market price of the common stock, which decreased from $0.88 as of May 31, 2016 to $0.61 as of August 31, 2016, would fluctuate with the Company’s projected volatility;

- The original conversion prices of the 2016 Convertible Notes, which are fixed at $1.07 and $0.80, or upon default/fundamental transaction at 52% of the 20 trading day low Volume Weighted Average Price (“VWAP”) would remain in effect;

- An event of default at 24% interest rate would occur 0% of the time, increasing 1.00% per month to a maximum of 10%, and in place of a penalty there would be an alternative conversion price;

- The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note.  The projected volatility was 93% at August 31, 2016;

- The Company would redeem the notes (with a 130% prepayment penalty) projected initially at 0% of the time and increasing monthly by 1.0% to a maximum of 10.0% (from alternative financing being available for a redemption event to occur); and

- The holder would automatically convert the notes at the maximum of 2 times the conversion price or the stock price if the common stock underlying the 2016 Convertible Notes was eligible for sale in compliance with securities laws (assumed at September 18, 2016) and the Company was not in default.

Note 12 – Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 20,350,003 and 20,350,003 shares (post Reverse Split) of common stock issued and outstanding as of August 31, 2016 and May 31, 2016, respectively.

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

The Company recorded imputed interest of $271 and $271 during the three months ended August 31, 2016 and 2015 on related party payables due to a director and officer of the Company.

On August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Mr. Bonsett received a one-time signing bonus of 250,000 (post Reverse Split) shares of restricted common stock of the Company, which became fully vested one year from the effective date of the agreement.  The Company valued the shares at $327,500 based on the stock price at August 3, 2015 and is amortizing them over the term of the employment agreement.  During the three months ended August 31, 2015, the Company recognized $27,292 in share based compensation.

No shares of common stock were issued during the three months ended August 31, 2016.

Stock Issued for Services

On August 28, 2015, the Company issued 60,000 shares of common stock, valued at $45,000, to a consultant for services.  Of these shares, 50,000, valued at $37,500, were included in stock payable as of May 31, 2015.  The shares were valued based on the closing market price on the grant date.

On July 22, 2015, pursuant to a consulting agreement, the Company agreed to issue 5,000 shares of common stock, valued at $5,750, to a consulting firm in exchange for investor relations consulting services.  On August 17, 2015, the consulting agreement was amended, whereby the Company agreed to issue 5,000 additional shares of common stock, valued at $6,650.  On August 26, 2015, the Company extended the consulting agreement and agreed to issue the consultant an additional 10,000 shares of common stock, valued at $12,700.  On October 9, 2015, the Company extended the consulting agreement and agreed to issue the consultant an additional 10,000 shares of common stock, valued at $11,700.  On December 15, 2015, the Company extended the consulting agreement and agreed to issue the consultant an additional 10,000 shares of common stock, valued at $8,000.  All shares were valued based on the closing market price on the grant date.  During the year ended May 31, 2016, the Company issued 40,000 shares to this consultant, valued at $32,750.

 As of August 31, 2016, the Company had 70,000 shares of common stock payable valued at $65,700 due to two third party consultants included in stock payable on the accompanying balance sheets.  The parties are in discussions regarding whether any shares of the Company’s common stock have been earned and it is uncertain whether any shares will be issued.

Note 13 – Fair Value of Financial Instruments

In March 2016, the Company entered into convertible note agreements containing beneficial conversion features with Old Main.  One of the features is a ratchet reset provision which, in general, reduces the conversion price should the Company issue equity with an effective price per share that is lower than the stated conversion price in the note agreement (see note 11). The Company accounts for the fair value of the conversion feature in accordance with ASC 815- Accounting for Derivatives and Hedging and Emerging Issues Task Force (“EITF”) 07-05- Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). The Company carries the embedded derivative on its balance sheet at fair value and accounts for any unrealized change in fair value as a component of its results of operations.

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at August 31, 2016 and May 31, 2016.

	August 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$294,616	$294,616

	May 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$418,537	$418,537

The estimated fair values of the Company’s derivative liabilities are as follows:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of May 31, 2016	$418,537

Issuances	-

Revaluation gain	123,921

Balance as of August 31, 2016	$294,616

Note 14 – Commitment and Contingencies

The Company, through CLS Labs Colorado, leases 42,392 square feet of warehouse and office space (the “Leased Space”) in a building located on 1.92 acres in Denver Colorado. CLS Labs Colorado subleases the Leased Space to Picture Rock Holdings, LLC as part of an arrangement whereby Picture Rock Holdings, LLC and its affiliate will conduct certain intended activities, including growing, extraction, conversion, assembly and packaging of cannabis and other plant materials, as permitted by and in compliance with state, city and local laws, rules, ordinances and regulations.  Total expense for the lease was $44,883 and $44,461 for the three months ended August 31, 2016 and 2015.

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman, President and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs’ common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.  On April 28, 2015, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed that following the merger of CLS Labs and a subsidiary of the Company, in addition to his obligations to CLS Labs, he would serve the Company and its subsidiaries in such roles as the Company may request.  In exchange, the Company agreed to assume the obligations of CLS Labs to grant Mr. Binder annual stock options, as referenced above.  Mr. Binder continues to receive an annual salary of $150,000 from CLS Labs for servicing as its Chairman, President and Chief Executive Officer.  My Binder deferred all of the salary payable to him under his employment agreement through May 31, 2016.  On July 20, 2016, the Company issued Mr. Binder a convertible note in exchange for $250,000 in deferred salary, among other amounts owed to Mr. Binder by the Company.  As of August 31, 2016 and May 31, 2016, the Company had accrued compensation due to Mr. Binder in the amount of $37,500 and $250,000.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett received a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, valued at $327,500, which became fully vested one year from the effective date of the agreement. Mr. Bonsett, as an owner of PRH, will indirectly receive the benefits of the Colorado Arrangement, as discussed in Note 10. Because construction of the grow facility was only completed in December 2016, the business to be operated by PRH pursuant to the Colorado Arrangement has not yet produced revenues.

At August 31, 2016 and May 31, 2016, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250 in accrued compensation on the accompanying consolidated balance sheets.

Note 15 – Subsequent Events

On October 6, 2016, we entered into an Amendment to Agreements (“Amendment to Agreements”) with Old Main Capital which:

1. Amended the Securities Purchase Agreement by, among other things, (i) deleting the Company’s obligation to register the Company’s common stock underlying the 10% Notes and the 8% Note and (ii) reducing the aggregate amount of the 10% Notes to be issued thereunder from $555,555 to $333,333, which have already been issued;

2. Amended the 10% Notes by (i) increasing the interest rate on the 10% Notes from 10% to 15% effective August 1, 2016, (ii) amending, effective September 1, 2016, the amortization and installment payment schedule attached to the 10% Notes to commence thirty calendar days after the date that the initial Amortization Payment (as defined in the 10% Notes) was required to be paid, (iii) giving Old Main the right, in its sole discretion, to waive an Amortization Payment under the 10% Notes, provided that any Amortization Payment waived by Old Main shall automatically be added to the end of the amortization and installment payment schedule, and (iv) prohibiting Old Main from delivering a Notice of Conversion (as defined in the 10% Notes) to the Company at any time after a Put Notice (as defined in the Equity Purchase Agreement (as described below)) has been received by Old Main from the Company and before the first trading day immediately following the closing associated with such Put Notice;

3. Amended the 8% Note by (i) amending, effective September 1, 2016, the amortization schedule attached to the 8% Note to commence at the earlier of (a) one hundred and twenty calendar days from the date of the Amendment to Agreements or (b) the effectiveness of the registration statement filed with respect to the Equity Purchase Agreement and (ii) prohibiting Old Main from delivering a Notice of Conversion (as defined in the 8% Note) to the Company at any time after a Put Notice (as defined in the Equity Purchase Agreement (as described below)) has been received by Old Main from the Company and before the first trading day immediately following the closing associated with such Put Notice; and

4. Amended the Registration Rights Agreement by, among other things, (i) deleting the Company’s obligation to register the Company’s common stock underlying the 10% Notes and the 8% Note (so that the Registration Rights Agreement no longer applies to the Securities Purchase Agreement, the 10% Notes or the 8% Note) and (ii) amending applicable definitions, including the definition of “Registrable Securities,” to apply only to the common stock to be issued under the Equity Purchase Agreement.

On October 6, 2016, we also entered into an Amendment to Equity Purchase Agreement (“Amendment to Equity Line”) with Old Main, which amended the Equity Purchase Agreement by (i) amending the Commitment Period (as defined in the Equity Purchase Agreement) so that it shall be 24 months from the date of execution of the Amendment to Equity Line, (ii) prohibiting the Company from delivering a subsequent Put Notice (as defined in the Equity Purchase Agreement) from the beginning of any Valuation Period (as defined in the  Equity  Purchase Agreement) until the fourth Trading Day (as defined in the  Equity  Purchase Agreement) immediately following the closing associated with the prior Put Notice, (iii) amending the beneficial  ownership  limitation in Section 7.2(g) of the Equity Purchase Agreement to increase the Beneficial Ownership Limitation (as defined in the Equity Purchase Agreement) to 9.99% and to remove the ability of Old Main to increase or decrease the Beneficial Ownership Limitation, and (iv) replacing the schedules to the Equity Purchase Agreement with the schedules attached to the Amendment to Equity Line reflecting recent developments since the date the Equity Purchase Agreement was executed.

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

We had a net loss of $615,075 for the three months ended August 31, 2016, resulting in an accumulated deficit as of August 31, 2016 of $4,740,961. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the Three Months Ended August 31, 2016 and 2015

Revenues

The Company had no revenues during the three month periods ended August 31, 2016 and 2015.

General and administrative expenses

General and administrative expenses decreased $9,662, or approximately 5%, to $174,745 during the three months ended August 31, 2016, compared to $184,407 for the three month ended August 31, 2015.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, bank charges and payroll expenses.  We expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Professional fees

Professional fees increased $48,027, or approximately 19%, to $306,181 during the three months ended August 31, 2016 compared to $258,154 for the three months ended August 31, 2015.  This increase was due primarily to the payment of fees for legal, consulting and accounting services. We expect professional fees to increase in future periods as our business grows.

Interest expense

Interest expense for the three months ended August 31, 2016 was $258,070, an increase of $224,119 compared to $33,951 for the three months ended August 31, 2015.  Interest expense consists of $271 of imputed interest, $34,191 of interest on related party debt, $21,412 of interest on debt and $202,196 of amortization of debt discounts on notes payable.  Interest expense increased primarily due to the increase in the aggregate amount of debt outstanding from $250,000 at August 31, 2015 to $2,728,582 at August 31, 2016 and the increase in debt discounts due to the Company’s issuance of convertible debt of $200,000 at August 31, 2015 to $2,723,582 at August 31, 2016

Change in fair value of derivative liability

We revalued the derivative liability related to our 8% and 10% Notes at August 31, 2016 at $294,616.  This revaluation resulted in a gain of $123,921, which the Company included in results of operations for the three months ended August 31, 2016.

Net loss

For the reasons above, the Company had a net loss for the three months ended August 31, 2016 of $615,075, which is an increase of $138,563, or approximately 29%, compared to a net loss of $476,512 during the three months ended August 31, 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2016 compared to May 31, 2016.

	August 31, 2016	May 31, 2016
Current Assets	$9,980	$94,986
Current Liabilities	$1,242,121	$1,339,444
Working Capital (Deficit)	$(1,232,141)	$(1,244,458)

At August 31, 2016 and May 31, 2016, the Company had a working capital deficit of $1,232,141 and $1,244,458, respectively. This working capital deficit occurred primarily because we have not yet commenced earning revenues.  We anticipate that we will commence earning revenues by the first quarter of 2017.  During the three months ended August 31, 2016, we obtained loans from our officers, directors and an entity affiliated with Frank Koretsky, one of our directors, to cover operating expenses and expenses related to the Merger and the Colorado Arrangement.  This working capital deficit will likely continue to increase until we begin earning revenues but should not be viewed as an indicator of our future performance once we commence earning revenues. We have operated at a loss since inception.

Cash flows from operations used $378,493 during the three months ended August 31, 2016 compared to $294,907 during the three months ended August 31, 2015.  This increase is primarily due to the amortization of the debt discount associated with our convertible notes, the change in fair value of the derivative liability associated with the Old Main notes, deferred liabilities associated with the Colorado Arrangement and an increase in accounts payable because we were incurring expenses associated with the Colorado Arrangement but had not yet commenced earning revenue.

Cash flows from investing activities used $11,513 during the three months ended August 31, 2016 compared to $2,674 during the three months ended August 31, 2015.  During the three months ended August 31, 2016 the Company had construction in progress on its Colorado facility.

Cash flows from financing activities provided $305,000 during the three months ended August 31, 2016 compared to $150,000 during the three months ended August 31, 2015.  During the three months ended August 31, 2016, the Company borrowed funds from its officers, directors and an entity affiliated with one of its directors.

On April 29, 2015, we issued a convertible promissory note (the “April 2015 Note”) to an unaffiliated individual in the amount of $200,000.  Interest accrues on the April 2015 Note at a rate of 15% per annum. On the first anniversary of the April 2015 Note, all then-accrued interest was due thereunder. Thereafter, principal together with accrued interest is due in eight (8) equal quarterly payments, in arrears, commencing on July 1, 2016.  All outstanding principal and any accumulated unpaid interest thereon shall be due and payable on the third anniversary of note. At the holder’s election, at any time prior to payment or prepayment of the April 2015 Note in full, all principal and accrued interest under the April 2015 Note may be converted in whole, but not in part, into our securities. For each dollar converted, the holder shall receive two shares of common stock and a three-year warrant to purchase 1.33 shares of common stock at $0.75 per share.  As of August 31, 2016 we have not yet made any payments on the April 2015 Note.

On March 18, 2016, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Old Main Capital, LLC (“Old Main”), whereby Old Main agreed to purchase an aggregate of up to $500,000 in subscription amount corresponding to an aggregate of up to $555,555 in principal amount of 10% Original Issuance Discount Convertible Promissory Notes (the “10% Notes”) due, subject to the terms therein, in installments as set forth below. The purchase was originally to occur, at our option, in up to five tranches, with the first tranche of $200,000 being purchased on March 18, 2016; the second tranche of $50,000 being purchased on the first Friday, which is a trading day after the date (the “Filing Date”) that a registration statement (the “Registration Statement”) registering shares of common stock of the Company issuable upon conversion or repayment of the 10% Notes, is filed with the SEC; the third tranche of $50,000 being purchased on the first Friday, which is a trading day at least three (3) trading days after the Company receives initial comments from the SEC on the Registration Statement, or the date that we are notified by the SEC that the Registration Statement will not be reviewed; and the fourth and fifth tranches of $100,000 each being purchased after the date that the Registration Statement was declared effective by the SEC (the “SEC Effective Date”).  On October 6, 2016, we amended the Purchase Agreement and related documents (the “Amendment”) to reduce the aggregate principal amount under the 10% Notes from $555,555 to $333,333, all $300,000 in subscription amount of which has been funded and used by us for general working capital purposes.  We also increased the interest rate of the 10% Notes from 10% to 15% effective August 1, 2016.  Finally, pursuant to the Amendment, we agreed with Old Main that we would not register the resale of the shares underlying the 10% Notes and the 8% Note, as defined below, pursuant to the Registration Statement but would utilize the Registration Statement solely to register the resale of shares of common stock sold by us to Old Main pursuant to the equity line agreement, as described below.

As a result of the Amendment, effective September 1, 2016, we deferred the commencement of amortization payments on the 10% Notes by 30 days.  As amended, at the earlier of October 18, 2016 or two (2) trading days after the SEC Effective Date, we must begin to redeem 1/24th of the face amount of the 10% Notes and any accrued but unpaid interest on a bi-weekly basis. Such amortization payment may be made, at our option, in cash or, subject to certain conditions, in our common stock pursuant to a conversion rate equal to the lower of (a) $0.80 (the “Fixed Conversion Price”) or (b) 75% of the lowest daily volume weighted average price of the common stock of  (the “VWAP”) in the 20 consecutive trading days immediately prior to the applicable conversion date. At any time after the issue date of the Notes, the holder may convert the 10% Notes into shares of our common stock at the holder’s option. The conversion price will be the Fixed Conversion Price. Subject to certain exclusions, if we sell or issues its common stock or certain common stock equivalents at an effective price per share that is lower than the Fixed Conversion Price, the conversion price will be reduced to equal to such lower price.

On March 18, 2016, we also issued Old Main an 8% Convertible Promissory Note (the “8% Note”) in the principal amount of $200,000 for Old Main’s commitment to enter into an equity line transaction with us and prepare all of the related transaction documents. The 8% Note bears interest at the rate of 8% per annum. As a result of the Amendment, we also deferred the commencement of amortization payments on the 8% Note so that they now commence at the earlier of February 3, 2017 or on the SEC Effective Date.  On such date, we must begin to redeem 1/6th of the face amount of the 8% Note and any accrued but unpaid interest on a monthly basis. Such amortization payment may be made, at the option of the Company, in cash or, subject to certain conditions, in common stock of the Company pursuant to a conversion rate equal to the lower of (a) $1.07 (the “8% Note Fixed Conversion Price”) or (b) 75% of the lowest VWAP in the twenty (20) consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.  Subject to certain exclusions, if we sell or issue our common stock or certain common stock equivalents at an effective price per share that is lower than the 8% Note Fixed Conversion Price, the conversion price will be reduced to equal to such lower price.

On April 18, 2016, we also entered into an equity line agreement with Old Main whereby we may issue and sell to Old Main, at our option from time to time, up to $4,000,000 of our common stock at a purchase price equal to 80% of the lowest VWAP of the common stock during a five day “Valuation Period,” provided, however, that we may not sell any such common stock until the SEC Effective Date. Pursuant to the Amendment, the term of the equity line agreement, which is 24 months, expires 24 months after the date of the Amendment.

During July 2016, we issued convertible promissory notes in favor of Mr. Koretsky and Mr. Binder.  These notes represent deferred salary of $250,000 due to Mr. Binder and prior advances in the amount of $12,750 from Mr. Binder, and $210,000 in advances from Mr. Koretsky, being reclassified as convertible notes payable. These notes are unsecured and bear interest at the rate of 10% per annum. No payments are required until July 1, 2017, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with accrued interest, beginning on October 1, 2017. At the note holder’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into our securities. Upon such an election, the holder will receive one “Unit” for each $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share.

On August 3, 2016, we borrowed $150,000 from CLS CO 2016, an entity affiliated with Mr. Koretsky.   This note is unsecured and bears interest at the rate of 15% per annum. All interest accruing during the first year will be added to principal.  Commencing on November 1, 2017, principal will be payable in four equal quarterly installments, together with accrued interest.  At the note holder’s election, at any time prior to payment or prepayment of the loan in full, all principal and accrued interest under the loan may be converted, in whole or in part, into our securities. Upon such an election, the holder will receive one “Unit” for each $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share.

To fund operations during the three months ended August 31, 2016, we also borrowed $15,000, net of repayments of $24,000, from Jeffrey Binder, an officer and director of the Company, and $140,000 from Frank Koretsky, a director of the Company.

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

We currently have two employees, Jeffrey Binder, who serves as our Chairman, President and Chief Executive Officer; and Alan Bonsett, who serves as our Chief Operating Officer.   In an effort to assist us conserve cash, Mr. Binder converted all accrued salary due to him through May 31, 2016 into a convertible promissory note and has deferred all of his salary (approximately $37,500 as of August 31, 2016) to date for the fiscal year ending May 31, 2017.

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

Going concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, have an accumulated deficit of $4,740,961 and had a working capital deficit of $1,232,141 at August 31, 2016. In addition, we do not currently have the cash resources to meet our operating commitments during the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by developmental stage companies.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. ASU 2016-09 involves changes in several aspects of the accounting for share-based payment transactions, including the accounting for the income tax consequences of share-based awards.  For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

CLS HOLDINGS USA, INC.

Date: October 17, 2016	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)