Form 10-Q
period 2016-11-30
CLS Holdings USA, Inc.
filed 2017-01-17
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,389,459 shares (post reverse-split) of $0.0001 par value common stock outstanding as of January 17, 2016.

CLS HOLDINGS USA, INC.

FORM 10-Q
Quarterly Period Ended November 30, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2016	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$25,398	$88,244
Prepaid expenses	22,791	6,742
Total current assets	48,189	94,986

Security deposit	50,000	50,000
Property, plant and equipment, net of accumulated depreciation of $1,338 and $892	1,336	1,782
Construction in progress	141,739	106,726
Note receivable related party, noncurrent, net of allowance of $500,000 and $500,000	-	-
Intangible assets, net of accumulated amortization of $612 and $396	1,546	1,762

Total assets	$242,810	$255,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$568,236	$431,017
Accrued compensation, related party	91,250	267,493
Due to related party	18,181	17,930
Accrued interest	42,661	41,116
Accrued interest, related party	148,459	68,148
Notes payable, related parties	410,000	-
Convertible notes payable, net of discount of $573,785 and $227,475	92,881	72,525
Convertible notes payable, related party, net of discount of $263,000 and $95,447	293,594	22,678
Derivative liability	534,877	418,537

Total current liabilities	2,200,139	1,339,444

Noncurrent liabilities
Convertible notes payable, net of discount of $0 and $390,021	50,000	43,312
Convertible notes payable, related parties, net of discount of $524,142 and $1,018,657	909,514	230,718
Notes payable, related parties	-	72,750

Total Liabilities	3,159,653	1,686,224

Commitments and contingencies	-	-

Stockholder’s equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 20,350,003 shares issued and outstanding at November 30, 2016 and May 31, 2016	2,035	2,035
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Additional paid-in capital	2,881,836	2,627,183
Stock payable	65,700	65,700
Accumulated deficit	(5,866,414)	(4,125,886)
Total stockholder’s equity (deficit)	(2,916,843)	(1,430,968)

Total liabilities and stockholders’ equity (deficit)	$242,810	$255,256

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30,	November 30,	November 30,	November 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross margin	-	-	-	-

Selling, general and administrative expenses	163,122	326,996	337,867	511,403
Professional fees	197,050	165,448	503,231	423,602
Total operating expenses	360,172	492,444	841,098	935,005

Operating loss	(360,172)	(492,444)	(841,098)	(935,005)

Other (income) expense:
Interest expense	756,292	36,914	1,014,362	70,865
Loss on modification of debt	33,334	-	33,334	-
Change in fair value of derivative	(24,345)	-	(148,266)	-
Total other expense	765,281	36,914	899,430	70,865
	-
Income (Loss) before income taxes	(1,125,453)	(529,358)	(1,740,528)	(1,005,870)

Income tax expense	-	-	-	-

Net income (loss)	$(1,125,453)	$(529,358)	$(1,740,528)	$(1,005,870)

Net income (loss) per share - basic	$(0.06)	$(0.03)	$(0.09)	$(0.05)

Net income (loss) per share - diluted	$(0.06)	$(0.03)	$(0.09)	$(0.05)

Weighted average shares outstanding - basic	20,350,003	20,061,981	20,350,003	20,031,806

Weighted average shares outstanding - diluted	20,350,003	20,061,981	20,350,003	20,031,806

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	November 30,	November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,740,528)	$(1,005,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	539	539
Change in fair value of derivative	(148,266)	-
Loss on modification of debt	33,334	-
Issuance of stock for services	-	60,850
Stock-based compensation	-	109,167
Amortization of debt discounts	889,392	33,333
Depreciation and amortization expense	662	626
Changes in assets and liabilities:
Prepaid expenses	(16,049)	1,041
Accounts payable and accrued expenses	135,976	121,994
Deferred liabilities	-	46,603
Accrued compensation	75,000	68,750
Due to related parties	251	(525)
Accrued interest, related party	80,311	21,952
Accrued interest	1,545	15,041

Net cash used in operating activities	(687,833)	(526,499)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to acquire equipment	-	(2,674)
Payment for construction in progress	(35,013)	-

Net cash used in investing activities	(35,013)	(2,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party convertible notes payable	150,000	-
Proceeds from related party notes payable	621,000	345,000
Repayments of related party notes payable	(61,000)	-
Repayments of convertible notes payable	(50,000)	-

Net cash provided by financing activities	660,000	345,000

Net increase in cash and cash equivalents	(62,846)	(184,173)

Cash and cash equivalents at beginning of period	88,244	208,821

Cash and cash equivalents at end of period	$25,398	$24,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$42,575	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible note issued for unpaid accrued salary	$250,000	$-
Related party notes payable reclassified as related party convertible notes payable	$222,750	$-
Discount on convertible notes payable	$518,720	$-
Extinguishment of debt	$254,114	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2016
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $25,398 and $88,244 as of November 30, 2016 and May 31, 2016, respectively.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs for the six months ended November 30, 2016 and 2015.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred no research and development costs for the six months ended November 30, 2016 and 2015, respectively.

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

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company used for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (see note 11).

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

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three and six months ended November 30, 2016 and 2015.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The update requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases. The update also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors will remain largely unchanged. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective approach beginning with the earliest period presented. The Company is currently evaluating the potential impact of the update on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. ASU 2016-09 involves changes in several aspects of the accounting for share-based payment transactions, including the accounting for the income tax consequences of share-based awards.  For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted.  The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted.  The Company is currently evaluating the potential impact of the update on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $5,866,414 as of November 30, 2016. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans, the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Prepaid Expenses

Prepaid expenses consisted of the following at November 30, 2016 and May 31, 2016:

	November 30,	November 30,
	2016	2016
Prepaid rent	$16,381	$-
Prepaid legal fees	6,410	6,742
Total	$22,791	$6,742

Note 4 – Construction in Progress

The Company has construction in progress, in the amount of $141,739 and $106,726 at November 30, 2016 and May 31, 2016 on improvements to its leased facility in Colorado.  As of November 30, 2016, the Company had yet to start amortizing these improvements.

Note 5 – Security Deposit

The Company had a security deposit in the amount of $50,000 at November 30, 2016 and May 31, 2016.  This amount consisted of a deposit to secure office and warehouse space.

Note 6 – Note Receivable

During the year ended May 31, 2015, the Company loaned $500,000 (the “Note”) to Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”).  Pursuant to the Note, as amended by the parties effective June 30, 2015, October 31, 2015, April 11, 2016, and May 31, 2016, PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing in the month following the month in which PRH commences generating revenue at the grow facility, which commencement is anticipated to occur in the next four to six months, and continuing until paid in full. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing after such initial payment and continuing until paid in full.  All outstanding principal and any accumulated unpaid interest due under the Note is due and payable on the five-year anniversary of the initial payment thereunder.   In the event of default as defined in the agreements relating to the Note, all amounts under the Note shall become at once due and payable.  During the year ended May 31, 2015, the Company recorded an impairment related to the note receivable in the amount of $500,000.  This receivable is recorded on the balance sheet as of November 30, 2016 and May 31, 2016 in the amount of $0, net of allowance in the amount of $500,000 (see note 10).

Note 7 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at November 30, 2016 and May 31, 2016.

	November 30,	May 31,
	2016	2016
Computer equipment	$2,674	$2,674
Property and equipment, gross	2,674	2,674
Less: accumulated depreciation	(1,338)	(892)
Property and equipment, net	$1,336	$1,782

Depreciation expense totaled $223 and $446 for the three and six months ended November 30, 2016 and 2015, respectively.

Note 8 – Intangible Assets

Intangible assets consisted of the following at November 30, 2016 and May 31, 2016.

	November 30,	May 31,
	2016	2016
Domain name	$2,158	$2,158
	2,158	2,158
Less: accumulated amortization	(612)	(396)
Intangible assets, net	$1,546	$1,762

Total amortization expense charged to operations for the three and six months ended November 30, 2016 was $108 and $216 and $72 and $108 for the three and six months ended November 30, 2015, respectively.  The domain name is being amortized over a period of 60 months.

Note 9 – Accounts Payable and Accrued Liabilities

The Company had accounts payable and accrued liabilities of $568,236 and $431,017 at November 30, 2016 and May 31, 2016, which consist of legal fees, deferred rent liability and other trade payables.

Note 10 – Related Party Transactions

As of November 30, 2016 and May 31, 2016, the Company owed the amount of $75,000 and $250,000, respectively, to Jeffrey Binder, its President and Chief Executive Officer, for accrued salary. In July 2016, unpaid accrued salary in the amount of $250,000 was transferred to a Convertible Promissory Note due to Mr. Binder (see note 11).

As of November 30, 2016 and May 31, 2016, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

As of November 30, 2016 and May 31, 2016, the Company had related party payables in the amount of $17,930 due to officers and directors related to expenses paid on behalf of the Company. The Company imputed interest at the rate of 6% per annum on these liabilities, and recorded imputed interest expense on these liabilities in the amounts of $539 and $539 during the six months ended November 30, 2016 and 2015, respectively.  These interest accruals were charged to additional paid-in capital.

As of November 30, 2016, the Company had a related party payable in the amount of $251 due to Alan Bonsett, the Company’s COO, for expenses paid on behalf of the Company.

On April 17, 2015, CLS Labs Colorado, Inc. (“CLS Labs Colorado”), a wholly owned subsidiary of CLS Labs, loaned $500,000 (the “Note”) to Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”), to be used by PRH in connection with the financing of the building out, equipping, and development of a grow facility by PRH that will be operated by a licensed third-party marijuana grower.  Pursuant to the Note, as amended by the parties effective June 30, 2015,  October 31, 2015, April 11, 2016, and May 31, 2016, PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing in the month following the month in which PRH commences generating revenue at the grow facility, which commencement is anticipated to occur in the next four to six months (the “Payment Date”) and continuing until paid in full. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing on the Payment Date and continuing until paid in full.  All remaining outstanding principal and any accumulated unpaid interest due under the Note will be due and payable on the fifth anniversary of the Payment Date.  In the event of default as defined in the agreements related to the Note, all amounts under the Note shall become at once due and payable.  During the year ended May 31, 2015, the Company recorded an impairment related to the note receivable in the amount of $500,000.  This receivable is recorded on the balance sheet as of November 30, 2016 and May 31, 2016, in the amount of $0, net of a reserve in the amount of $500,000.

On April 17, 2015, prior to Alan Bonsett’s appointment as Chief Operating Officer, the Company, through CLS Labs Colorado, entered into an arrangement with PRH (the “Colorado Arrangement”) to, among other things, (i) license its proprietary technology, methods and processes to PRH in Colorado in exchange for a fee; (ii) sub-lease warehouse and office space in Denver, Colorado to PRH whereby PRH can grow, extract and process cannabis and other plant products in exchange for lease payments totaling an aggregate of $1,067,067 over a seventy-two (72) month term; (iii) build a processing facility and lease such facility, including equipment, to PRH in exchange for a monthly fee; and (iv) loan $500,000 to PRH to be used by PRH in connection with its financing of the building out, equipping, and development of a marijuana grow facility. Mr. Bonsett, as an owner of PRH, will indirectly receive the benefits of the Colorado Arrangement.  PRH entered into an arrangement with a third-party grower to grow marijuana at a location that is contiguous to PRH’s leased real property.  The grower obtained zoning approval, a certificate of occupancy to begin planting cannabis and operating the grow facility, and a Colorado Retail Marijuana Cultivation Facility License before commencing planting in December 2015, and the grow facility is now fully operational.

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

During the six months ended November 30, 2016 the Company issued a $150,000 convertible note payable to CLS CO 2016, LLC an entity affiliated with Frank Koretsky, a director of the Company, see note 11.

Note 11 – Notes Payable

	November 30,	May 31,
	2016	2016
Notes payable to Jeffrey Binder, an officer and director of the Company, for advances to fund operations (the “Binder Funding Notes”). The Binder Funding Notes bear interest at a rate of 6%, have no maturity date and are due on demand.  During the six months ended November 30, 2016, Mr. Binder advanced a total of $71,000 to the Company under the Binder Funding Notes and the Company repaid Mr. Binder $61,000 under the Binder Funding Notes; during the six months ended November 30, 2016, $12,750 of this amount was transferred out of the Binder Funding Notes and used to fund a new convertible note payable to Mr. Binder (See “Binder Convertible Note 3” below).  During the six months ended November 30, 2016, the Company accrued interest in the amount of $72 on the Binder Funding Notes.
	$-	$2,750

Notes payable to Newcan Investment Partners, LLC, an entity owned by Frank Koretsky, a director of the Company, for advances to fund operations (the “Koretsky Funding Notes”). The Koretsky Funding Notes bear interest at a rate of 6%, have no maturity date and are due on demand.  During the six months ended November 30, 2016, Frank Koretsky advanced $140,000 and Newcan Investment Partners, LLC advanced $410,000 to the Company under the Koretsky Funding Notes; during the six months ended November 30, 2016, $210,000 was transferred out of the Koretsky Funding Notes and used to fund a new convertible note payable to Mr. Koretsky (see “Koretsky Convertible Note 3” below).  During the six months ended November 30, 2016, the Company accrued interest in the amount of $5,104 on the Koretsky Funding Notes.
	410,000	70,000

Total - Notes Payable, Related Parties	$410,000	$72,750

13

November 30,	May 31,
2016	2016
Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated January 12, 2016 and due January 1, 2019 (the “Binder Convertible Note 1”).  The Binder Convertible Note 1 was funded with $50,000 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 6% per annum. No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2017, the first of eight principal payments in the amount of $6,250 will become due; subsequent principal payments will become due on the first day of each July, October, January, and April until paid in full. This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $0.75 converted, with each Unit consisting of one (1) share of common stock and a three-year warrant to purchase (1) share of common stock at a price of $1.00 per share (post Reverse-Split).  The Company recognized a discount of $50,000 on the value of the beneficial conversion feature at the time of issuance of this note.  During the six months ended November 30, 2016, $12,374 of this discount was charged to operations.  During the six months ended November 30, 2016 the Company accrued interest in the amount of $1,504 on this note.
50,000	50,000

Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated April 8, 2016 and due April 1, 2019 (the “Binder Convertible Note 2”).  The Binder Convertible Note 2 was funded with $42,500 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 6% per annum through February 29, 2016 and 10% per annum thereafter. No payments are required until April 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on July 1, 2017, the first of eight principal payments in the amount of $5,313 will become due; subsequent principal payments will become due on the first day of each October, January, April, and July until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  The Company recognized a discount of $37,840 on the value of the beneficial conversion feature at the time of issuance of this note.  During the six months ended November 30, 2016, $9,365 of this discount was charged to operations.  During the six months ended November 30, 2016, the Company accrued interest in the amount of $2,131 on this note.
42,500	42,500

Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated July 20, 2016 and due July 1, 2019 (the “Binder Convertible Note 3”).  The Binder Convertible Note 3 was funded with the conversion of $250,000 of unpaid accrued salary due to Mr. Binder and $12,750 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 10% per annum. No payments are required until July 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on October 1, 2017, the first of eight principal payments in the amount of $32,844 will become due; subsequent principal payments will become due on the first day of each, January, April, July and October until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  During the six months ended November 30, 2016, the Company accrued interest in the amount of $9,641 on this note.
262,750	-

Unsecured convertible note issued to Frank Koretsky, a director of the Company, dated January 12, 2016 and due January 1, 2019 (the “Koretsky Convertible Note 1”).   The Koretsky Convertible Note 1 was funded with $895,000 of advances Mr. Koretsky made to the Company under the Koretsky Funding Notes.  This note bears interest at the rate of 6% per annum. No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2017, the first of eight principal payments in the amount of $111,875 will become due; subsequent principal payments will become due on the first day of each July, October, January, and April until paid in full. This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $0.75 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.00 per share (post Reverse-Split).  The Company recognized a discount of $895,000 on the value of the beneficial conversion feature at the time of issuance of this note.  During the six months ended November 30, 2016, $221,489 of this discount was charged to operations.  During the three months ended November 30, 2016, the Company accrued interest in the amount of $26,923 on this note.
895,000	895,000

	November 30,	May 31,
	2016	2016
Unsecured convertible note issued to Frank Koretsky, a director of the Company, dated April 8, 2016 and due April 1, 2019 (the “Koretsky Convertible Note 2”). The Koretsky Convertible Note 2 was funded with $380,000 of advances Mr. Koretsky made to the Company under the Koretsky Funding Notes.  This note bears interest at the rate of 6% per annum through February 29, 2016 and 10% per annum thereafter. No payments are required until April 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on July 1, 2017, the first of eight principal payments in the amount of $47,500 will become due; subsequent principal payments will become due on the first day of each October, January, April, and July until paid in full. This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  The Company recognized a discount of $338,336 on the value of the beneficial conversion feature at the time of issuance of this note.  During the six months ended November 30, 2016, $83,735 of this discount was charged to operations.  During the six months ended November 30, 2016, the Company accrued interest in the amount of $19,052 on this note.
	380,000	380,000

Unsecured convertible note issued to Frank Koretsky, a director of the Company, dated July 20, 2016 and due July 1, 2019 (the “Koretsky Convertible Note 3”).  The Koretsky Convertible Note 3 was funded with $210,000 of advances Mr. Koretsky made to the Company under the Koretsky Funding Notes.  This note bears interest at the rate of 10% per annum. No payments are required until July 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on October 1, 2017, the first of eight principal payments in the amount of $32,844 will become due; subsequent principal payments will become due on the first day of each, January, April, July and October until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  During the six months ended November 30, 2016, the Company accrued interest in the amount of $8,550 on this note.
	210,000	-

Unsecured convertible note issued to CLS CO 2016, LLC an entity affiliated with Frank Koretsky, a director of the Company, dated August 3, 2016 and due August 1, 2018 (the “CLS CO 2016 Note”).  This note has a face amount of $150,000 and bears interest at the rate of 15% per annum. All interest accruing on this Note through the first anniversary of this Note shall be added to principal.  Commencing on November 1, 2017, the Company shall pay the outstanding principal balance in four (4) equal quarterly installments, together with accrued interest, in arrears, until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  During the six months ended November 30, 2016, the Company accrued interest in the amount of $7,336 on this note.
	150,000	-

Total – Convertible Notes Payable, Related Parties	$1,990,250	1,367,500
Less: Discount	(787,142)	(1,114,104)
Convertible Notes Payable, Related Parties, Net of Discounts	$1,203,108	253,396

Convertible Notes Payable, Related Parties, Net of Discounts, Current Portion	$293,594	$22,678
Convertible Notes Payable, Related Parties, Net of Discounts, Long-term Portion	909,514	230,718

November 30,	May 31,
2016	2016
Convertible promissory note issued to an unaffiliated third party due April 29, 2018 (the “April 2015 Note”).  During the twelve months ended May 31, 2015, the lender loaned the Company the amount of $200,000 pursuant to this note.  The April 2015 Note bears interest at a rate of 15% per annum.  On the first anniversary of this note, the all then accrued interest became due. Thereafter, the Company is required to make eight equal payments of principal together with accrued interest, quarterly in arrears, commencing on July 1, 2016 until paid in full.  The note and any accrued unpaid interest is convertible into common stock of the Company.   For each dollar converted, the note holder shall receive two shares of common stock and one three-year warrant to purchase 1.33 shares (post Reverse-Split) of common stock at $0.75 per share (post Reverse-Split).  The Company recognized a discount of $200,000 on the April 2015 Note related to the value of the beneficial conversion feature at the time of issuance.  During the six months ended November 30, 2016 $58,681 of this discount was charged to operations.  During the six months ended November 30, 2016, the Company repaid $50,000 in principal and $42,575 in interest and accrued interest in the amount of $13,788, on this note.
150,000	200,000

Convertible Promissory Notes payable to Old Main Capital, LLC (“Old Main”) dated March 18, 2016, April 22, 2016 and May 27, 2016 as amended on October 6, 2016 and November 28, 2016, for the purchase of up to $333,333 in 10% Original Issue Discount Convertible Promissory Notes (the “10% Notes”).  These notes originally bore interest at the rate of 10% per annum, which increased to 15% effective August 1, 2016. Initially, Old Main could, at its option, convert all or a portion of the notes and accrued but unpaid interest into shares of common stock at a conversion price of $0.80 per share (post Reverse-Split) (the “Fixed Conversion Price”).  The Fixed Conversion Price is subject to adjustment if, at any time while this note is outstanding, the Company should issue any equity security with an effective price per share that is lower than the Fixed Conversion Price (the “Base Conversion Price”), other than certain exempt issuances.  In such an instance, the Fixed Conversion Price will be lowered to match the Base Conversion Price.   Originally, at the earlier of October 18, 2016 or two trading days after the registration statement related to the Company’s equity line was declared effective, the Company must begin to redeem 1/24th of the face amount of the notes and any accrued but unpaid interest on a bi-weekly basis. Such amortization payments could be made, at the Company’s option, in cash or, subject to certain conditions, in common stock pursuant to a conversion rate equal to the lower of (a) $0.80 or (b) 75% of the lowest daily volume weighted average price of the common stock in the twenty consecutive trading days immediately prior to the conversion date.  The Company recognized a discount of $330,188 on the 10% Notes related to the value of the original issue discount and embedded derivative at time of issuance.

On October 6, 2016 the 10% Notes were amended to increase the interest rate to 15% (effective August 1, 2016) and subsequently amended November 28, 2016 to convert the 10% Notes from installment notes to “balloon” notes, with all principal and accrued interest due on September 18, 2017.  In exchange for amending the terms of the 10% Notes, the Company increased the outstanding principal balance by 10% to $366,666. In addition the Fixed Conversion Price was changed to a variable conversion price equal to the lesser of the prior Fixed Conversion Price or 75% of the lowest VWAP in the fifteen trading days ending on the trading day immediately prior to the conversion date.  This November 28, 2016 amendment required an extinguishment analysis of the 10% Notes resulting in the gain on extinguishment of debt in the amount of $172,618 during the six months ended November 30, 2016.  The gain on extinguishment of debt was included in additional paid in capital during the six months ended November 30, 2016.  The 10% Notes were revalued as of the November 28, 2016 amendment and the Company recognized a discount of $366,666 on the value of the embedded derivative. During the six months ended November 30, 2016, $4,208 of this discount was charged to operations in addition to the amortization of $314,230 in note discounts prior to the November 28, 2016 amendment.  During the six months ended November 30, 2016, the Company accrued interest in the amount of $22,310 on the 10% Notes.
366,666	333,332

	November 30,	May 31,
	2016	2016
Convertible promissory note payable to Old Main dated March 18, 2016 and mended on October 6, 2016 and November 28, 2016, and bearing interest at a rate of 8% (the “8% Note”).  The 8% Note was issued for Old Main’s commitment to enter into an equity line transaction with the Company and prepare all of the related transaction documents.  Originally, Old Main could, at its option, convert all or a portion of the note and accrued but unpaid interest into shares of common stock at a conversion price of $1.07 per share (post Reverse-Split) (the “8% Fixed Conversion Price”).  The 8% Fixed Conversion Price is subject to adjustment if, at any time while this note is outstanding, the Company should issue any equity security with an effective price per share that is lower than the 8% Fixed Conversion Price (the “8% Base Conversion Price”), other than certain exempt issuances.  In such an instance, the 8% Fixed Conversion Price will be lowered to match the 8% Base Conversion Price.   Originally, at the earlier of February 3, 2017 or the effectiveness of the registration statement related to the Company’s equity line, the Company must begin to redeem 1/6th of the face amount of the note and any accrued but unpaid interest on a monthly basis. Such amortization payment could be made, at its option, in cash or, subject to certain conditions, in common stock pursuant to a conversion rate equal to the lower of (a) $1.07 (post Reverse-Split) or (b) 75% of the lowest daily volume weighted average price of the common stock in the twenty consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.  The Company recognized a discount of $172,108 on the value of the embedded derivative at the time of issuance.

On November 28, 2016 the 8% Note was amended converting the note from an installment note to a “balloon” note, with all principal and accrued interest due March 18, 2017.  In addition the Fixed Conversion Price was changed to variable conversion price equal to the lesser of the prior Fixed Conversion Price or 75% of the lowest VWAP in the fifteen trading days ending on the trading day immediately prior to the conversion date.  The November 28, 2016 amendment required an extinguishment analysis of the 8% Note resulting in the gain on extinguishment of debt in the amount of $81,496 for the six months ended November 30, 2016.  The gain on extinguishment of debt was included in additional paid in capital during the six months ended November 30, 2016.  The 8% Note was revalued as of the November 28, 2016 amendment and the Company recognized a discount of $169,476 on the value of the embedded derivative. During the six months ended November 30, 2016, $7,201 of this discount was charged to operations in addition to amortization of $143,589 in note discounts prior to the November 28, 2016 amendment.  During the six months ended November 30, 2016, the Company accrued interest in the amount of $8,022 on the 8% Note.
	200,000	200,000

Total - Convertible Notes Payable	$716,666	$733,332
Less: Discount	(573,785)	(587,910)
Convertible Notes Payable, Net of Discounts	$142,881	$145,422

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$92,881	$72,525
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$50,000	$43,312

Discounts on notes payable amortized to interest expense:	$889,392	$286,317

Beneficial Conversion Features

The 10% Notes and the 8% Note (collectively, the “2016 Convertible Notes”) contain conversion features that create derivative liabilities. The pricing model the Company used for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income.  The derivative component of the 2016 Convertible Notes was valued at November 28, 2016, the date of the second amendment to the 2016 Convertible Notes, and at period end. The following assumptions and key inputs were used for the valuation of the derivative liability related to the 2016 Convertible Notes at November 28, 2016 and November 30, 2016:

Assumption
Expected dividends:	0%
Expected volatility:	93%
Expected term (years):	0.80 years
Risk free interest rate:	0.60-0.62
Stock price	$0.55-0.59

Note 12 – Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 20,350,003 and 20,350,003 shares (post Reverse Split) of common stock issued and outstanding as of November 30, 2016 and May 31, 2016, respectively.

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

The Company recorded imputed interest of $539 and $539 during the six months ended November 30, 2016 and 2015 on related party payables due to a director and officer of the Company.

On November 28, 2016 the Company amended the 2016 Convertible Notes which qualified for the extinguishment analysis and reissuance of the debt.  As a result the Company recorded a gain on the extinguishment of debt in the amount of $254,114, which was included in additional paid in capital at November 30, 2016.

On August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Mr. Bonsett received a one-time signing bonus of 250,000 (post Reverse Split) shares of restricted common stock of the Company, which became fully vested one year from the effective date of the agreement.  The Company valued the shares at $327,500 based on the stock price at August 3, 2015 and is amortizing them over the term of the employment agreement.  During the six months ended November 30 2015, the Company recognized $109,167 in share based compensation.

No shares of common stock were issued during the six months ended November 30, 2016.

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

As of November 30, 2016, the Company had 70,000 shares of common stock payable valued at $65,700 due to two third party consultants included in stock payable on the accompanying balance sheets.  The parties are in discussions regarding whether any shares of the Company’s common stock have been earned and it is uncertain whether any shares will be issued.

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

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at November 30, 2016 and May 31, 2016.

	November 30, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$534,877	$534,877

	May 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$418,537	$418,537

The estimated fair values of the Company’s derivative liabilities are as follows:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of May 31, 2016	$418,537

Issuances	518,720

Extinguishment of debt	(254,114)

Revaluation gain	(148,266)

Balance as of November 30, 2016	$534,877

Note 14 – Commitment and Contingencies

The Company, through CLS Labs Colorado, leases 42,392 square feet of warehouse and office space (the “Leased Space”) in a building located on 1.92 acres in Denver Colorado. CLS Labs Colorado subleases the Leased Space to Picture Rock Holdings, LLC as part of an arrangement whereby Picture Rock Holdings, LLC and its affiliate will conduct certain intended activities, including growing, extraction, conversion, assembly and packaging of cannabis and other plant materials, as permitted by and in compliance with state, city and local laws, rules, ordinances and regulations.  Total expense for the lease was $89,354 and $118,536 for the six months ended November 30, 2016 and 2015.

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman, President and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs’ common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.  On April 28, 2015, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed that following the merger of CLS Labs and a subsidiary of the Company, in addition to his obligations to CLS Labs, he would serve the Company and its subsidiaries in such roles as the Company may request.  In exchange, the Company agreed to assume the obligations of CLS Labs to grant Mr. Binder annual stock options, as referenced above.  Mr. Binder continues to receive an annual salary of $150,000 from CLS Labs for serving as its Chairman, President and Chief Executive Officer.  My Binder deferred all of the salary payable to him under his employment agreement through May 31, 2016.  On July 20, 2016, the Company issued Mr. Binder a convertible note in exchange for $250,000 in deferred salary, among other amounts owed to Mr. Binder by the Company.  As of November 30, 2016 and May 31, 2016, the Company had accrued compensation due to Mr. Binder in the amount of $75,000 and $250,000.

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

At November 30, 2016 and May 31, 2016, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250 in accrued compensation on the accompanying consolidated balance sheets.

Note 15 – Subsequent Events

On January 10, 2017, the Company issued convertible promissory notes to Newcan Investment Partners LLC, an entity owned solely by Frank Koretsky, who is a director of the Company, in the amount of $410,000 and $50,000 (the “Koretsky Notes”), to finalize the terms of repayment with respect to certain loans made to the Company by Newcan Investment Partners LLC between September 6, 2016 and December 15, 2016. The Notes, which otherwise contain identical terms, are unsecured and bear interest at the rate of 10% per annum thereafter. No payments are required until January 2, 2018, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with interest accrued thereon, beginning on April 1, 2018. The Notes may be prepaid by the Company with no penalty at any time upon thirty days written notice.

The holder of each of the Koretsky Notes may, at any time prior to payment or prepayment in full, convert all principal and accrued interest thereunder, in whole or in part, into securities of the Company. For each $1.07 converted, the holder will receive one share of the Company’s common stock and a five-year warrant to purchase one share of the Company’s common stock at a price of $1.07 per share.

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

We had a net loss of $1,740,528 for the six months ended November 30, 2016, resulting in an accumulated deficit as of November 30, 2016 of $5,866,414. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the Three Months Ended November 30, 2016 and 2015

Revenues

The Company had no revenues during the three months periods ended November 30, 2016 and 2015.

General and administrative expenses

General and administrative expenses decreased $163,874, or approximately 50%, to $163,122 during the three months ended November 30, 2016, compared to $326,996 for the three months ended November 30, 2015.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, bank charges and payroll expenses.  The decrease was primarily due to the reduction in noncash compensation, travel and advertising expenses. We expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Professional fees

Professional fees increased $31,602, or approximately 19%, to $197,050 during the three months ended November 30, 2016 compared to $165,448 for the three months ended November 30, 2015.  This increase was due primarily to the payment of fees for legal, consulting and accounting services. We expect professional fees to increase in future periods as our business grows.

Interest expense

Interest expense for the three months ended November 30, 2016 was $756,292, an increase of $719,378 compared to $36,914 for the three months ended November 30, 2015.  Interest expense increased primarily due to the increase in the aggregate amount of debt outstanding from $445,000 at November 30, 2015 to $3,116,916 at November 30, 2016, the amortization of debt discounts related to the extinguishment of debt, which increased from $0 for the three months ended November 30, 2015 to $445,803 for the three months ended November 30, 2016, and the increase in the amortization of discounts on convertible debt before and after the amendments to the 2016 Convertible Notes, which increased from $16,667 for the three months ended November 30, 2015 to $241,393 for the three months ended November 30, 2016.

Loss on modification of debt

On November 28, 2016 the Company entered into an amendment to our 10% Notes.  In exchange for amending the terms of the 10% Notes the Company increased the outstanding principal balance by 10%, resulting in a loss on the modification of 10% Notes of $33,334, which we included in results of operation for the three months ended November 30, 2016.

Change in fair value of derivative liability

As a result of the November 28, 2016 amendment to our 2016 Convertible Notes, we revalued the derivative liability related to our 2016 Convertible Notes at November 30, 2016 at $534,877.  This revaluation resulted in a gain of $24,345, which we included in results of operations for the three months ended November 30, 2016.

Net loss

For the reasons above, we had a net loss for the three months ended November 30, 2016 of $1,125,453, which is an increase of $596,095, or approximately 113%, compared to a net loss of $529,358 during the three months ended November 30, 2015.

Results of Operations for the Six Months Ended November 30, 2016 and 2015

Revenues

The Company had no revenues during the six months periods ended November 30, 2016 and 2015.

General and administrative expenses

General and administrative expenses decreased $173,536, or approximately 34%, to $337,867 during the six months ended November 30, 2016, compared to $511,403 for the six months ended November 30, 2015.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, bank charges and payroll expenses. The decrease was primarily due to the reduction in noncash compensation, travel and advertising expenses.  We expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Professional fees

Professional fees increased $79,629, or approximately 19%, to $503,231 during the six months ended November 30, 2016 compared to $423,602 for the six months ended November 30, 2015.  This increase was due primarily to the payment of fees for legal, consulting and accounting services. We expect professional fees to increase in future periods as our business grows.

Interest expense

Interest expense for the six months ended November 30, 2016 was $1,014,362, an increase of $943,497 compared to $70,865 for the six months ended November 30, 2015.  Interest expense increased primarily due to the increase in the aggregate amount of debt outstanding from $445,000 at November 30, 2015 to $3,116,916 at November 30, 2016, the amortization of debt discounts related to the extinguishment of debt, which increased from $0 for the six months ended November 30, 2015 to $445,803 for the six months ended November 30, 2016, and the increase in the amortization of discounts on convertible debt before and after the amendments to the 2016 Convertible Notes, which increased from $33,333 for the six months ended November 30, 2015 to $476,923 for the six months ended November 30, 2016.

Loss on modification of debt

On November 28, 2016 the Company entered into an amendment with Old Main regarding the 10% Notes.  In exchange for amending the terms of the 10% Notes the Company increased the outstanding principal balance by 10%, resulting in a loss on the modification of 10% Notes of $33,334, which we included in results of operation for the six months ended November 30, 2016.

Change in fair value of derivative liability

As a result of the November 38, 2016 amendment to our 2016 Convertible Notes, we revalued the derivative liability related to our 2016 Convertible Notes at November 30, 2016 at $534,877.  This revaluation resulted in a gain of $148,266, which we included in results of operations for the six months ended November 30, 2016.

Net loss

For the reasons above, we had a net loss for the six months ended November 30, 2016 of $1,740,528, which is an increase of $734,658, or approximately 73%, compared to a net loss of $1,005,870 during the six months ended November 30, 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2016 compared to May 31, 2016.

	November 30, 2016	May 31, 2016
Current Assets	$48,189	$94,986
Current Liabilities	$2,200,139	$1,339,444
Working Capital (Deficit)	$(2,151,950)	$(1,244,458)

At November 30, 2016 and May 31, 2016, we had a working capital deficit of $2,151,950 and $1,244,458, respectively. This working capital deficit occurred primarily because we have not yet commenced earning revenues.  We anticipate that we will commence earning revenues in the next six months.  During the six months ended November 30, 2016, we obtained loans from our officers, directors and entities affiliated with Frank Koretsky, one of our directors, to cover operating expenses and expenses related to the Colorado Arrangement.  This working capital deficit will likely continue to increase until we begin earning revenues but should not be viewed as an indicator of our future performance once we commence earning revenues. We have operated at a loss since inception.

Cash flows from operations used $687,833 during the six months ended November 30, 2016 compared to $526,499 during the six months ended November 30, 2015.  This increase is primarily due to the increase in the amount of amortization of debt discount associated with our convertible notes in the amount of $889,392, the increase in the change in fair value of the derivative liability associated with the 2016 Convertible Notes by $148,266, the loss on modification of the 10% Notes in the amount of $33,334, deferred liabilities associated with the Colorado Arrangement and an increase in accounts payable because we were incurring expenses associated with the Colorado Arrangement but had not yet commenced earning revenue.

Cash flows from investing activities used $35,013 during the six months ended November 30, 2016 compared to $2,674 during the six months ended November 30, 2015.  During the six months ended November 30, 2016, we used these funds toward construction of our Colorado facility.

Cash flows from financing activities provided $660,000 during the six months ended November 30, 2016 compared to $345,000 during the six months ended November 30, 2015.  The increase in cash flows from financing activities during the six months ended November 30, 2016, was primarily due to our need to borrow additional  funds from our officers, directors and entities affiliated with one of our directors, because we had not yet commenced earning revenue.

On April 29, 2015, we issued a convertible promissory note (the “April 2015 Note”) to an unaffiliated individual in the amount of $200,000.  Interest accrues on the April 2015 Note at a rate of 15% per annum. On the first anniversary of the April 2015 Note, all then-accrued interest was due thereunder. Thereafter, principal together with accrued interest is due in eight (8) equal quarterly payments, in arrears, commencing on July 1, 2016.  All outstanding principal and any accumulated unpaid interest thereon shall be due and payable on the third anniversary of note. At the holder’s election, at any time prior to payment or prepayment of the April 2015 Note in full, all principal and accrued interest under the April 2015 Note may be converted in whole, but not in part, into our securities. For each dollar converted, the holder shall receive two shares of common stock and a three-year warrant to purchase 1.33 shares of common stock at $0.75 per share.  During the six months ended November 30, 2016 we repaid $50,000 in principal and $42,575 in interest under this note.  At November 30, 2016 we owed $153,925 in principal and accrued interest under the April 2015 Note.

On March 18, 2016, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Old Main, whereby Old Main agreed to purchase an aggregate of up to $500,000 in subscription amount corresponding to an aggregate of up to $555,555 in principal amount of 10% Original Issuance Discount Convertible Promissory Notes (the “10% Notes”) due, subject to the terms therein, in installments as set forth below. The purchase was originally to occur, at our option, in up to five tranches, with the first tranche of $200,000 being purchased on March 18, 2016; the second tranche of $50,000 being purchased on the first Friday, which is a trading day after the date (the “Filing Date”) that a registration statement (the “Registration Statement”) registering shares of common stock of the Company issuable upon conversion or repayment of the 10% Notes, is filed with the SEC; the third tranche of $50,000 being purchased on the first Friday, which is a trading day at least three (3) trading days after the Company receives initial comments from the SEC on the Registration Statement, or the date that we are notified by the SEC that the Registration Statement will not be reviewed; and the fourth and fifth tranches of $100,000 each being purchased after the date that the Registration Statement was declared effective by the SEC (the “SEC Effective Date”).  On October 6, 2016, we amended the Purchase Agreement and related documents (the “First Amendment”) to reduce the aggregate principal amount under the 10% Notes from $555,555 to $333,333, all $300,000 in subscription amount of which has been funded and used by us for general working capital purposes.  We also increased the interest rate of the 10% Notes from 10% to 15% effective August 1, 2016.  Finally, pursuant to the First Amendment, we agreed with Old Main that we would not register the resale of the shares underlying the 2016 Convertible Notes, as defined below, pursuant to the Registration Statement but would utilize the Registration Statement solely to register the resale of shares of common stock sold by us to Old Main pursuant to the equity line agreement, as described below.

As a result of the First Amendment, effective September 1, 2016, we deferred the commencement of amortization payments on the 10% Notes by 30 days.  As amended, at the earlier of October 18, 2016 or two (2) trading days after the SEC Effective Date, we must begin to redeem 1/24th of the face amount of the 10% Notes and any accrued but unpaid interest on a bi-weekly basis. Such amortization payment may be made, at our option, in cash or, subject to certain conditions, in our common stock pursuant to a conversion rate equal to the lower of (a) $0.80 (the “Fixed Conversion Price”) or (b) 75% of the lowest daily volume weighted average price of the common stock of  (the “VWAP”) in the 20 consecutive trading days immediately prior to the applicable conversion date. At any time after the issue date of the Notes, the holder may convert the 10% Notes into shares of our common stock at the holder’s option. The conversion price will be the Fixed Conversion Price. Subject to certain exclusions, if we sell or issues its common stock or certain common stock equivalents at an effective price per share that is lower than the Fixed Conversion Price, the conversion price will be reduced to equal to such lower price.

On November 28, 2016, we entered into a Second Amendment to the 10% Notes issued on March 18, April 22 and May 27, 2016 (the “Second Amendment”) to amend the Agreements, as amended by the First Amendment, in certain respects.  Pursuant to the Second Amendment, among other things, the 10% Notes were converted from installment notes to “balloon” notes, with all principal and interest on the 10% Notes due on September 18, 2017 and the outstanding principal balances of the 10% Notes were increased by 10%; the Fixed Conversion Prices associated with the 10% Notes were changed to variable conversion prices equal to the lesser of the prior Fixed Conversion Price or 75% of the lowest VWAP in the fifteen trading days ending on the trading day immediately prior to the conversion date; our ability to repay the Notes with our common stock was deleted except pursuant to a voluntary conversion by Old Main; and Old Main was prohibited from selling, per trading day, an amount of our common stock in excess of the greater of $5,000 or 25% of the average number of shares of common stock sold per day for the five trading days preceding the day of sale multiplied by the average daily VWAP during the immediately preceding 5-trading day period.

On March 18, 2016, we also issued Old Main an 8% Convertible Promissory Note (the “8% Note”) in the principal amount of $200,000 for Old Main’s commitment to enter into an equity line transaction with us and prepare all of the related transaction documents. The 8% Note bears interest at the rate of 8% per annum. As a result of the First Amendment, we also deferred the commencement of amortization payments on the 8% Note so that they now commence at the earlier of February 3, 2017 or on the SEC Effective Date.  On such date, we must begin to redeem 1/6th of the face amount of the 8% Note and any accrued but unpaid interest on a monthly basis. Such amortization payment may be made, at the option of the Company, in cash or, subject to certain conditions, in common stock of the Company pursuant to a conversion rate equal to the lower of (a) $1.07 (the “8% Note Fixed Conversion Price”) or (b) 75% of the lowest VWAP in the twenty (20) consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.  Subject to certain exclusions, if we sell or issue our common stock or certain common stock equivalents at an effective price per share that is lower than the 8% Note Fixed Conversion Price, the conversion price will be reduced to equal to such lower price.

On November 28, 2016, we entered into a Second Amendment to the 8% Note issued on March 18 (the “Second Amendment”) to amend the Agreements, as amended by the First Amendment, in certain respects.  Pursuant to the Second Amendment, among other things, the 8% Notes were converted from installment notes to “balloon” notes, with all principal and interest on the 8% Notes due on March 18, 2017; the Fixed Conversion Prices associated with the 8% Notes were changed to variable conversion prices equal to the lesser of the prior Fixed Conversion Price or 75% of the lowest VWAP in the fifteen trading days ending on the trading day immediately prior to the conversion date; our ability to repay the Notes with our common stock was deleted except pursuant to a voluntary conversion by Old Main; and Old Main was prohibited from selling, per trading day, an amount of our common stock in excess of the greater of $5,000 or 25% of the average number of shares of common stock sold per day for the five trading days preceding the day of sale multiplied by the average daily VWAP during the immediately preceding 5-trading day period.

On April 18, 2016, we also entered into an equity line agreement with Old Main whereby we may issue and sell to Old Main, at our option from time to time, up to $4,000,000 of our common stock at a purchase price equal to 80% of the lowest VWAP of the common stock during a five day “Valuation Period,” provided, however, that we may not sell any such common stock until the SEC Effective Date.

On October 6, 2016 we entered into an amendment of the Equity Purchase Agreement to amend the new Commitment Period which shall be 24 months from the date of this Amendment.  Second, the Equity Purchase Agreement shall be amended to prohibit the Company from delivering a subsequent Put Notice from the beginning of any “Valuation Period” until the fourth Trading Day immediately following the closing associated with the prior Put Notice.  Third, the beneficial ownership limitation shall be amended to increase the Beneficial Ownership Limitation to 9.99% and to remove the ability of the Investor to increase or decrease the Beneficial Ownership Limitation.

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

To fund operations during the six months ended November 30, 2016, we also borrowed $71,000 and had repayments of $61,000, to Jeffrey Binder, an officer and director of the Company, and $550,000 from Newcan Investment Partners, LLC, an entity wholly owned by Frank Koretsky, a director of the Company.

Over the next twelve months we will require significant additional capital to cover our projected cash flow deficits due to the Colorado Arrangement and related agreements, the repayment of the April 2015 Note, payments on the 2016 Convertible Notes, payments on the loans from Jeffrey Binder and Frank Koretsky, the implementation of our business plan, and the development of alternative revenue sources.  Additionally, we anticipate that we will devote resources to research and development related to the refinement of our patent pending proprietary methods and processes and development of new products. We estimate research and development costs of between $50,000 and $100,000 during the next 12 months.  Finally, during the next 18-24 months, we plan to construct and open two to three processing facilities for use either by a licensee or by us directly.  We anticipate that the build out and opening of each processing facility will require between $1,000,000 and $3,000,000 in capital, with additional capital required for liquidity to cover personnel, equipment, and other operating expenses with respect to each opened facility.

We currently have two employees, Jeffrey Binder, who serves as our Chairman, President and Chief Executive Officer; and Alan Bonsett, who serves as our Chief Operating Officer.   In an effort to assist us conserve cash, Mr. Binder converted all accrued salary due to him through May 31, 2016 into a convertible promissory note and has deferred all of his salary (approximately $75,000 as of November 30, 2016) to date for the fiscal year ending May 31, 2017.

We do not currently have the capital necessary to meet our liquidity needs, fund our capital requirements or implement our business plan. We intend to fund our cash flow and capital requirements during the next year from the proceeds of the Equity Line, the sale of our debt and equity securities, by obtaining additional loans and with cash generated through operations in connection with the Colorado Arrangement. There can be no assurance that we will be able to meet our needs, however, as we have not yet received any commitments for the purchase of our equity securities or for additional loans.  Further, although we anticipate that we will begin receiving payments pursuant to the Licensing Agreement and Equipment Lease during the next six months, the Colorado Arrangement has not generated revenue to date and, as described above, there can be no assurance that it will ever generate sufficient cash to repay the $500,000 loan from CLS Labs Colorado or to meet PRH’s obligations under the Licensing Agreement or Equipment Lease. We anticipate that we will incur operating losses during the next twelve months.

Going concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, have an accumulated deficit of $5,866,414 and had a working capital deficit of $2,151,950 at November 30, 2016. In addition, we do not currently have the cash resources to meet our operating commitments during the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by developmental stage companies.

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

·
Estimates and assumptions used in valuation of derivative liability: Management utilizes a lattice model to estimate the fair value of derivative liabilities. The model includes subjective assumptions that can materially affect the fair value estimates.

Recently Issued Accounting Standards

Accounting standards promulgated by the Financial Accounting Standards Board (“FASB”) are subject to change. Changes in such standards may have an impact on our future financial statements. The following are a summary of recent accounting developments.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The update requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases. The update also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors will remain largely unchanged. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective approach beginning with the earliest period presented. We are currently evaluating the potential impact of the update on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. ASU 2016-09 involves changes in several aspects of the accounting for share-based payment transactions, including the accounting for the income tax consequences of share-based awards.  For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted. We are currently evaluating the potential impact of the update on our financial statements.

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

CLS HOLDINGS USA, INC.

Date: January 17, 2017	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)