Form 10-Q
period 2017-02-28
CLS Holdings USA, Inc.
filed 2017-04-12
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 22,035,984 shares (post reverse-split) of $0.0001 par value common stock outstanding as of April 6, 2017.

CLS HOLDINGS USA, INC.

FORM 10-Q
Quarterly Period Ended February 28, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,940	$88,244
Prepaid expenses	22,791	6,742
Total current assets	28,731	94,986

Security deposit	50,000	50,000
Property, plant and equipment, net of accumulated depreciation of $1,561 and $892	1,113	1,782
Construction in progress	141,739	106,726
Intangible assets, net of accumulated amortization of $720 and $396	1,438	1,762

Total assets	$223,021	$255,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$569,959	$431,017
Accrued compensation, related party	128,750	267,493
Due to related party	17,930	17,930
Accrued interest	57,518	41,116
Accrued interest, related party	199,190	68,148
Notes payable, related parties	167,000	-
Convertible notes payable, net of discount of $419,584 and $227,475	147,082	72,525
Convertible notes payable, related party, net of discount of $285,470 and $95,477	731,156	22,678
Derivative liability	167,372	418,537

Total current liabilities	2,185,957	1,339,444

Noncurrent liabilities
Convertible notes payable, net of discount of $9,078 and $390,021	15,924	43,312
Convertible notes payable, related parties, net of discount of $338,191 and $1,018,657	1,095,433	230,718
Notes payable, related parties	-	72,750

Total Liabilities	3,297,314	1,686,224

Commitments and contingencies	-	-

Stockholder’s equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 21,178,176 and 20,350,003 shares issued and outstanding at February 28, 2017 and May 31, 2016, respectively	2,118	2,035
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Additional paid-in capital	3,104,675	2,627,183
Stock payable	65,700	65,700
Accumulated deficit	(6,246,786)	(4,125,886)
Total stockholder’s equity (deficit)	(3,074,293)	(1,430,968)

Total liabilities and stockholders’ equity (deficit)	$223,021	$255,256

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross margin	-	-	-	-

Selling, general and administrative expenses	144,204	406,323	482,071	917,726
Professional fees	99,867	343,818	603,098	767,420
Total operating expenses	244,071	750,141	1,085,169	1,685,146

Operating loss	(244,071)	(750,141)	(1,085,169)	(1,685,146)

Other (income) expense:
Interest expense	381,149	106,599	1,395,511	177,464
Loss on modification of debt	-	-	33,334	-
Change in fair value of derivative	(244,848)	-	(393,114)	-
Total other expense	136,301	106,599	1,035,731	177,464
	-
Income (Loss) before income taxes	(380,372)	(856,740)	(2,120,900)	(1,862,610)

Income tax expense	-	-	-	-

Net income (loss)	$(380,372)	$(856,740)	$(2,120,900)	$(1,862,610)

Net income (loss) per share - basic	$(0.02)	$(0.04)	$(0.10)	$(0.09)

Net income (loss) per share - diluted	$(0.02)	$(0.04)	$(0.10)	$(0.09)

Weighted average shares outstanding - basic	20,465,360	20,182,640	20,388,033	20,081,901

Weighted average shares outstanding - diluted	20,465,360	20,182,640	20,388,033	20,081,901

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 28,	February 29,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,120,900)	$(1,862,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	804	807
Change in fair value of derivative	(393,114)	-
Loss on modification of debt	33,334	-
Issuance of stock for services	-	115,050
Stock-based compensation	-	327,500
Amortization of debt discounts	1,197,998	114,489
Depreciation and amortization expense	993	957
Changes in assets and liabilities:
Prepaid expenses	(16,049)	17,638
Accounts payable and accrued expenses	137,699	198,464
Deferred liabilities	-	47,888
Accrued compensation, related party	112,500	106,250
Due to related parties	-	(525)
Accrued interest, related party	131,042	39,647
Accrued interest	16,402	22,521

Net cash used in operating activities	(899,291)	(871,924)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to acquire equipment	-	(2,674)
Payment for construction in progress	(35,013)	(41,803)

Net cash used in investing activities	(35,013)	(44,477)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party convertible notes payable	150,000	345,000
Proceeds from related party notes payable	838,000	392,750
Repayments of related party notes payable	(61,000)	-
Repayments of convertible notes payable	(75,000)	-

Net cash provided by financing activities	852,000	737,750

Net increase in cash and cash equivalents	(82,304)	(178,651)

Cash and cash equivalents at beginning of period	88,244	208,821

Cash and cash equivalents at end of period	$5,940	$30,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$49,265	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible note issued for unpaid accrued salary	$250,000	$-
Related party notes payable reclassified as related party convertible notes payable	$222,750	$-
Discount on convertible notes payable due to derivatives	$518,720	$945,000
Extinguishment of debt – related party	$254,114	$-
Common stock issued for conversion of notes payable	$222,657	$-
Transfer principle from related party notes payable to related party convertible notes payable	$-	$945,000

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2017
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $5,940 and $88,244 as of February 28, 2017 and May 31, 2016, respectively.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs for the nine months ended February 28, 2017 and February 29, 2016.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred no research and development costs for the nine months ended February 28, 2017 and February 29, 2016, respectively.

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

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company used for determining the fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (see note 11).

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

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three and nine months ended February 28, 2017 and February 29, 2016.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $6,246,786 as of February 28, 2017. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans, the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Prepaid Expenses

Prepaid expenses consisted of the following at February 28, 2017 and May 31, 2016:

	February 28,	May 31,
	2017	2016
Prepaid rent	$16,381	$-
Prepaid legal fees	6,410	6,742
Total	$22,791	$6,742

Note 4 – Construction in Progress

The Company has construction in progress, in the amount of $141,739 and $106,726 at February 28, 2017 and May 31, 2016 on improvements to its leased facility in Colorado.  As of February 28, 2017, the Company had yet to start amortizing these improvements.

Note 5 – Security Deposit

The Company had a security deposit in the amount of $50,000 at February 28, 2017 and May 31, 2016.  This amount consisted of a deposit to secure office and warehouse space.

Note 6 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at February 28, 2017 and May 31, 2016.

	February 28,	May 31,
	2017	2016
Computer equipment	$2,674	$2,674
Property and equipment, gross	2,674	2,674
Less: accumulated depreciation	(1,561)	(892)
Property and equipment, net	$1,113	$1,782

Depreciation expense totaled $223 and $669 for the three and nine months ended February 28, 2017 and February 29, 2016, respectively.

Note 7 – Intangible Assets

Intangible assets consisted of the following at February 28, 2017 and May 31, 2016.

	February 28,	May 31,
	2017	2016
Domain name	$2,158	$2,158
	2,158	2,158
Less: accumulated amortization	(720)	(396)
Intangible assets, net	$1,438	$1,762

Total amortization expense charged to operations for the three and nine months ended February 28, 2017 was $108 and $324, respectively,  and $108 and $288 for the three and nine months ended February 29, 2016, respectively.  The domain name is being amortized over a period of 60 months.

Note 8 – Accounts Payable and Accrued Liabilities

The Company had accounts payable and accrued liabilities of $569,959 and $431,017 at February 28, 2017 and May 31, 2016, respectively, which consist of legal fees, deferred rent liability and other trade payables.

Note 9 – Related Party Transactions

As of February 28, 2017 and May 31, 2016, the Company owed the amount of $112,500 and $250,000, respectively, to Jeffrey Binder, its President and Chief Executive Officer, for accrued salary. For the nine months ended February 28, 2017, unpaid accrued salary in the amount of $250,000  was transferred to a convertible promissory note due to Mr. Binder (see note 11).

As of February 28, 2017 and May 31, 2016, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

As of February 28, 2017 and May 31, 2016, the Company had related party payables in the amount of $17,930 due to officers and directors related to expenses paid on behalf of the Company. The Company imputed interest at the rate of 6% per annum on these liabilities, and recorded imputed interest expense on these liabilities in the amounts of $804 and $807 during the nine months ended February 28, 2017 and February 29, 2016, respectively.  These interest accruals were charged to additional paid-in capital.

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

Related Party Notes Payable

The Company has convertible notes payable and notes payable outstanding to Jeffrey Binder, an officer and director, to Frank Koretsky, a director; and to Newcan Investment Partners LLC, an entity affiliated with Frank Koretsky.  See note 11.

During the nine months ended February 28, 2017, the Company issued a $150,000 convertible note payable to CLS CO 2016, LLC an entity affiliated with Frank Koretsky, a director of the Company.  See note 11.

During the nine months ended February 28, 2017 the Company incurred $580,000 in notes payable to Newcan Investment Partners LLC,  an entity affiliated with Frank Koretsky, a director of the Company.  See note 11.  During the three months ended February 28, 2017, $460,000 in notes payable was converted to a convertible promissory note.

Note 10 – Notes Payable

	February 28,	May 31,
	2017	2016
Notes payable to Jeffrey Binder, an officer and director of the Company, for advances to fund operations (the “Binder Funding Notes”). The Binder Funding Notes bear interest at a rate of 6% for loans made through November 30, 2017, and at a rate of 10% for loans made after November 30, 2016.  The Binder Funding Notes  have no maturity date and are due on demand.  During the nine months ended February 28, 2017, Mr. Binder advanced a total of $118,000 to the Company, and the Company repaid Mr. Binder $61,000 under the Binder Funding Note;   $12,750 of this amount was transferred out of the Binder Funding Notes and used to fund a new convertible note payable to Mr. Binder (See “Binder Convertible Note 3” below).  During the three and nine months ended February 28, 2017, the Company accrued interest in the amount of $166 and $237, respectively, on the Binder Funding Notes.
	$47,000	$2,750

Notes payable to Newcan Investment Partners, LLC (“Newcan”), an entity owned by Frank Koretsky, a director of the Company, for advances to fund operations (the “Koretsky Funding Notes”). The Koretsky Funding Notes bear interest at a rate of 6% for loans made through November 30, 2017, and at a rate of 10% for loans made after November 30, 2016.   The Koretsky Funding Notes  have no maturity date and are due on demand.  During the nine months ended February 28, 2017, Frank Koretsky advanced $140,000 and Newcan Investment Partners, LLC advanced $580,000to the Company under the Koretsky Funding Notes; during the nine months ended February 28, 2017, $210,000 was transferred out of the Koretsky Funding Notes and used to fund a new convertible note payable to Mr. Koretsky (see “Koretsky Convertible Note 3” below) and $460,000 was transferred out of the Koretsky Funding Notes and used to fund new convertible notes payable to Newcan (see “Newcan Convertible Notes 1 and 2” below).  During the three and nine months ended February 28, 2017, the Company accrued interest in the amount of $1,102 and $7,890, respectively, on the Koretsky Funding Notes.
	120,000	70,000

Total – Notes Payable, Related Parties	$167,000	$72,750
Current portion	$167,000	$-
Long term portion	$-	$72,750

February 28,	May 31,
2017	2016
Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated January 12, 2016 and due January 1, 2019 (the “Binder Convertible Note 1”).  The Binder Convertible Note 1 was funded with $50,000 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 6% per annum. No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2017, the first of eight principal payments in the amount of $6,250 will become due; subsequent principal payments will become due on the first day of each July, October, January, and April until paid in full. This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $0.75 converted, with each Unit consisting of one (1) share of common stock and a three-year warrant to purchase (1) share of common stock at a price of $1.00 per share (post Reverse-Split).  The Company recognized a discount of $50,000 on the value of the beneficial conversion feature at the time of issuance of this note.  During the nine months ended February 28, 2017, $18,561 of this discount was charged to operations.  During the three and nine months ended February 28, 2017 the Company accrued interest in the amount of $740 and $2,244, respectively, on this note.
50,000	50,000

Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated April 8, 2016 and due April 1, 2019 (the “Binder Convertible Note 2”).  The Binder Convertible Note 2 was funded with $42,500 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 6% per annum through February 29, 2016 and 10% per annum thereafter. No payments are required until April 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on July 1, 2017, the first of eight principal payments in the amount of $5,313 will become due; subsequent principal payments will become due on the first day of each October, January, April, and July until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  The Company recognized a discount of $37,840 on the value of the beneficial conversion feature at the time of issuance of this note.  During the nine months ended February 28, 2017, $14,048 of this discount was charged to operations.  During the three and nine months ended February 28, 2016, the Company accrued interest in the amount of $1,048 and $3,179, respectively,  on this note.
42,500	42,500

Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated July 20, 2016 and due July 1, 2019 (the “Binder Convertible Note 3”).  The Binder Convertible Note 3 was funded with the conversion of $250,000 of unpaid accrued salary due to Mr. Binder and $12,750 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 10% per annum. No payments are required until July 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on October 1, 2017, the first of eight principal payments in the amount of $32,844 will become due; subsequent principal payments will become due on the first day of each, January, April, July and October until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  During the three and nine months ended February 28, 2017, the Company accrued interest in the amount of $6,479 and $16,120, respectively, on this note.
262,750	-

Unsecured convertible note issued to Frank Koretsky, a director of the Company, dated January 12, 2016 and due January 1, 2019 (the “Koretsky Convertible Note 1”).   The Koretsky Convertible Note 1 was funded with $895,000 of advances Mr. Koretsky made to the Company under the Koretsky Funding Notes.  This note bears interest at the rate of 6% per annum. No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2017, the first of eight principal payments in the amount of $111,875 will become due; subsequent principal payments will become due on the first day of each July, October, January, and April until paid in full. This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $0.75 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.00 per share (post Reverse-Split).  The Company recognized a discount of $895,000 on the value of the beneficial conversion feature at the time of issuance of this note.  During the three and nine months ended February 28, 2017, $110,745 and  $332,234, respectively, of this discount was charged to operations.  During the three and nine months ended February 28, 2017, the Company accrued interest in the amount of $13,241 and $40,164, respectively, on this note.
895,000	895,000

February 28,	May 31,
2017	2016
Unsecured convertible note issued to Frank Koretsky, a director of the Company, dated April 11,  2016 and due April 1, 2019 (the “Koretsky Convertible Note 2”). The Koretsky Convertible Note 2 was funded with $380,000 of advances Mr. Koretsky made to the Company under the Koretsky Funding Notes.  This note bears interest at the rate of 6% per annum through February 29, 2016 and 10% per annum thereafter. No payments are required until April 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on July 1, 2017, the first of eight principal payments in the amount of $47,500 will become due; subsequent principal payments will become due on the first day of each October, January, April, and July until paid in full. This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  The Company recognized a discount of $338,336 on the value of the beneficial conversion feature at the time of issuance of this note.  During the three and nine months ended February 28, 2017, $41,867 and $125,602, respectively, of this discount was charged to operations.  During the three and  nine months ended February 28, 2017, the Company accrued interest in the amount of $9,370 and $28,422, respectively, on this note.
380,000	380,000

Unsecured convertible note issued to Frank Koretsky, a director of the Company, dated July 20, 2016 and due July 1, 2019 (the “Koretsky Convertible Note 3”).  The Koretsky Convertible Note 3 was funded with $210,000 of advances Mr. Koretsky made to the Company under the Koretsky Funding Notes.  This note bears interest at the rate of 10% per annum. No payments are required until July 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on October 1, 2017, the first of eight principal payments in the amount of $32,844 will become due; subsequent principal payments will become due on the first day of each, January, April, July and October until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  During the three and nine months ended February 28, 2017, the Company accrued interest in the amount of $5,178 and $13,728, respectively, on this note.
210,000	-

Unsecured convertible note issued to CLS CO 2016, LLC an entity affiliated with Frank Koretsky, a director of the Company, dated August 3, 2016 and due August 1, 2018 (the “CLS CO 2016 Note”).  This note has a face amount of $150,000 and bears interest at the rate of 15% per annum. All interest accruing on this Note through the first anniversary of this Note shall be added to principal.  Commencing on November 1, 2017, the Company shall pay the outstanding principal balance in four (4) equal quarterly installments, together with accrued interest, in arrears, until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  During the three and nine months ended February 28, 2017, the Company accrued interest in the amount of $5,548 and $12,884, respectively, on this note.
150,000	-

	February 28,	May 31,
	2017	2016
Unsecured convertible note issued to Newcan  dated January 10, 2017 and due January 2, 2020 (the “Newcan Note 1”).  The Newcan Note 1 was funded with $410,000 of advances Newcan  made to the Company under the Koretsky Funding Notes.  This note bears interest at the rate of 10% per annum. No payments are required until January 2, 2018, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2018, the first of eight principal payments in the amount of $51,250 will become due; subsequent principal payments will become due on the first day of each, July, October, January, and April until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  During the three and nine months ended February 28, 2017, the Company accrued interest in the amount of $5,504 on this note.
	410,000	-

Unsecured convertible note issued to Newcan Investment Partners LLC an entity affiliated with Frank Koretsky, a director of the Company, dated January 10, 2017 and due January 2, 2020 (the “Newcan Note 2”).  The Newcan Note 2 was funded with $50,000 of advances Newcan  made to the Company under the Koretsky Funding Notes.  This note bears interest at the rate of 10% per annum. No payments are required until January 2, 2018, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2018, the first of eight principal payments in the amount of $6,250 will become due; subsequent principal payments will become due on the first day of each July, October, January, and April until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  During the three and nine months ended February 28, 2017, the Company accrued interest in the amount of $671 on this note.
	50,000	-

Total – Convertible Notes Payable, Related Parties	$2,450,250	1,367,500
Less: Discount	(623,661)	(1,114,104)
Convertible Notes Payable, Related Parties, Net of Discounts	$1,826,589	253,396

Convertible Notes Payable, Related Parties, Net of Discounts, Current Portion	$731,156	$22,678
Convertible Notes Payable, Related Parties, Net of Discounts, Long-term Portion	1,095,433	230,718

February 28,	May 31,
2017	2016
Convertible promissory note issued to an unaffiliated third party due April 29, 2018 (the “April 2015 Note”).  During the twelve months ended May 31, 2015, the lender loaned the Company the amount of $200,000 pursuant to this note.  The April 2015 Note bears interest at a rate of 15% per annum.  On the first anniversary of this note, the all then accrued interest became due. Thereafter, the Company is required to make eight equal payments of principal together with accrued interest, quarterly in arrears, commencing on July 1, 2016 until paid in full.  The note and any accrued unpaid interest is convertible into common stock of the Company.   For each dollar converted, the note holder shall receive two shares of common stock and one three-year warrant to purchase 1.33 shares (post Reverse-Split) of common stock at $0.75 per share (post Reverse-Split).  The Company recognized a discount of $200,000 on the April 2015 Note related to the value of the beneficial conversion feature at the time of issuance.  During the nine months ended February 28, 2017, $82,390 of this discount was charged to operations.  During the three months ended February 27, 2017, the Company repaid principal in the amount of $25,000 and interest in the amount of $6,690 on this note; during the  nine months ended February 28, 2017, the Company repaid principal in the amount of $75,000 and interest in the amount of $49,265 on this note. During the three and nine months ended February 28, 2017, the Company accrued interest in the amount of $4,952 and $18,740, respectively, on this note.
125,000	200,000

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

On October 6, 2016, the 10% Notes were amended to increase the interest rate to 15% (effective August 1, 2016) and subsequently amended November 28, 2016 to convert the 10% Notes from installment notes to “balloon” notes, with all principal and accrued interest due on September 18, 2017.  In exchange for amending the terms of the 10% Notes, the Company increased the outstanding principal balance by 10% to $366,666. In addition the Fixed Conversion Price was changed to a variable conversion price equal to the lesser of the prior Fixed Conversion Price or 75% of the lowest VWAP in the fifteen trading days ending on the trading day immediately prior to the conversion date.  This November 28, 2016 amendment required an extinguishment analysis of the 10% Notes resulting in the gain on extinguishment of debt in the amount of $172,618 during the nine months ended February 28, 2017.  The gain on extinguishment of debt was included in additional paid in capital during the nine months ended February 28, 2017.  The 10% Notes were revalued as of the November 28, 2016 amendment and the Company recognized a discount of $366,666 on the value of the embedded derivative. During the three months ended February 28, 2017 Old Main converted an aggregate of $100,000 of principal, in six transactions, into 828,173 shares of common stock. . At February 28, 2017 and May 31, 2016, the amount of discount remaining on these notes was $264,276 and $326,132, respectively.   During the three and nine months ended February 28, 2017, the Company accrued interest in the amount of $12,649 and $34,959, respectively, on these notes.
266,666	333,332

	February 28,	May 31,
	2017	2016
Convertible promissory note payable to Old Main dated March 18, 2016 and amended  on October 6, 2016 and November 28, 2016, and bearing interest at a rate of 8% (the “8% Note”).  The 8% Note was issued for Old Main’s commitment to enter into an equity line transaction with the Company and prepare all of the related transaction documents.  Originally, Old Main could, at its option, convert all or a portion of the note and accrued but unpaid interest into shares of common stock at a conversion price of $1.07 per share (post Reverse-Split) (the “8% Fixed Conversion Price”).  The 8% Fixed Conversion Price is subject to adjustment if, at any time while this note is outstanding, the Company should issue any equity security with an effective price per share that is lower than the 8% Fixed Conversion Price (the “8% Base Conversion Price”), other than certain exempt issuances.  In such an instance, the 8% Fixed Conversion Price will be lowered to match the 8% Base Conversion Price.   Originally, at the earlier of February 3, 2017 or the effectiveness of the registration statement related to the Company’s equity line, the Company must begin to redeem 1/6th of the face amount of the note and any accrued but unpaid interest on a monthly basis. Such amortization payment could be made, at its option, in cash or, subject to certain conditions, in common stock pursuant to a conversion rate equal to the lower of (a) $1.07 (post Reverse-Split) or (b) 75% of the lowest daily volume weighted average price of the common stock in the twenty consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.  The Company recognized a discount of $172,108 on the value of the embedded derivative at the time of issuance.

On November 28, 2016, the 8% Note was amended converting the note from an installment note to a “balloon” note, with all principal and accrued interest due on March 18, 2017.  In addition the Fixed Conversion Price was changed to a variable conversion price equal to the lesser of the prior Fixed Conversion Price or 75% of the lowest VWAP in the fifteen trading days ending on the trading day immediately prior to the conversion date.  The November 28, 2016 amendment required an extinguishment analysis of the 8% Note resulting in  gain on extinguishment of debt in the amount of $81,496 for the nine months ended February 28, 2017.  The gain on extinguishment of debt was included in additional paid-in capital at  February 28, 2017.  The 8% Note was revalued as of the November 28, 2016 amendment and the Company recognized a discount of $169,476 on the value of the embedded derivative. At February 28, 2017 and May 31, 2016, the amount of discount remaining on these notes was $118,998 and $163,586, respectively.    During the three and nine months ended February 28, 2017, the Company accrued interest in the amount of $3,945 and $11,967, respectively, on this note.
	200,000	200,000

Total - Convertible Notes Payable	$591,666	$733,332
Less: Discount	(428,660)	(587,910)
Convertible Notes Payable, Net of Discounts	$163,006	$145,422

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$147,082	$72,525
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$15,924	$43,312

Discounts on notes payable amortized to interest expense:	$1,197,998	$286,317

Beneficial Conversion Features

The 10% Notes and the 8% Note (collectively, the “2016 Convertible Notes”) contain conversion features that create derivative liabilities. The pricing model the Company used for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income.  The derivative component of the 2016 Convertible Notes was valued at November 28, 2016, the date of the second amendment to the 2016 Convertible Notes, and at period end. The following assumptions and key inputs were used for the valuation of the derivative liability related to the 2016 Convertible Notes at November 28, 2016 and February 28, 2017:

Assumption
Expected dividends:	0%
Expected volatility:	93-168.3%
Expected term (years):	0.55-0.80 years
Risk free interest rate:	0.60-0.62
Stock price	$0.17-0.59

Note 11 – Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 21,178,176  and 20,350,003 shares (post Reverse Split) of common stock issued and outstanding as of February 28, 2017 and May 31, 2016, respectively.

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

The Company recorded imputed interest of $804 and $807 during the nine months ended February 28, 2017 and February 29, 2016 on related party payables due to a director and officer of the Company.

On November 28, 2016 the Company amended the 2016 Convertible Notes which was accounted for as  the extinguishment  and reissuance of the debt.  As a result, the Company recorded a gain on the extinguishment of debt in the amount of $254,114, which was included in additional paid-in  capital at February 28, 2017.

During the three months ended February 28, 2017, Old Main, holder of convertible promissory notes, converted an aggregate of $100,000 of principal, in six transactions, into 828,173 shares of common stock.  As a result of the conversions, the Company charged  the amount $222,574 to additional paid-in capital.  (see Note 11).

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

As of February 28, 2017, the Company had 70,000 shares of common stock payable valued at $65,700 due to two third party consultants included in stock payable on the accompanying balance sheets.  The parties are in discussions regarding whether any shares of the Company’s common stock have been earned and it is uncertain whether any shares will be issued.

Note 12 – Fair Value of Financial Instruments

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

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at February 28, 2017 and May 31, 2016.

	February 28, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$167,372	$167,372

	May 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$418,537	$418,537

The estimated fair values of the Company’s derivative liabilities are as follows:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of May 31, 2016	$418,537

Issuances	518,720

Conversions/Redemptions	(122,657)

Extinguishment of debt – related party	(254,114)

Revaluation gain	(393,114)

Balance as of February 28, 2017	$167,372

During the three months ended February 28, 2017, Old Main, holder of the 2016 Convertible Notes,  converted an aggregate of $100,000 of principal, in six transactions, into 828,173 shares of common stock.  As a result the Company charged $122,657 of derivative liability to additional paid-in capital (see Note 10).

Note 13 – Commitment and Contingencies

The Company, through CLS Labs Colorado, leases 42,392 square feet of warehouse and office space (the “Leased Space”) in a building located on 1.92 acres in Denver Colorado. CLS Labs Colorado subleases the Leased Space to Picture Rock Holdings, LLC as part of an arrangement whereby Picture Rock Holdings, LLC and its affiliate will conduct certain intended activities, including growing, extraction, conversion, assembly and packaging of cannabis and other plant materials, as permitted by and in compliance with state, city and local laws, rules, ordinances and regulations.  Total expense for the lease was $139,827 and $163,024 for the nine months ended February 28, 2017 and February 29, 2016.

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman, President and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs’ common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.  On April 28, 2015, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed that following the merger of CLS Labs and a subsidiary of the Company, in addition to his obligations to CLS Labs, he would serve the Company and its subsidiaries in such roles as the Company may request.  In exchange, the Company agreed to assume the obligations of CLS Labs to grant Mr. Binder annual stock options, as referenced above.  Mr. Binder continues to receive an annual salary of $150,000 from CLS Labs for serving as its Chairman, President and Chief Executive Officer.  My Binder has deferred all of the salary payable to him under his employment agreement through February 28, 2017.  On July 20, 2016 and March 31, 2017, the Company issued Mr. Binder convertible notes in exchange for $250,000 and $112,500, respectively, in deferred salary, among other amounts owed to Mr. Binder by the Company.  As of February 28, 2017 and May 31, 2016, the Company had accrued compensation due to Mr. Binder in the amount of $112,500 and $250,000.

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

At February 28, 2017 and May 31, 2016, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250 in accrued compensation on the accompanying consolidated balance sheets.

Note 14 – Subsequent Events

During March 2017, Old Main, holder of convertible promissory notes, converted an aggregate of $37,500 of principal, in two transactions, into 857,808 shares of common stock.
On March 27, 2017, the Company entered into Amendment #3 to the Convertible  Promissory Notes issued on March 18, April 22 and May 27, 2016 (the “Third Amendment”) to further amend the 2016 Convertible Notes in certain respects. In the Third Amendment, the Company agreed to (i) prepay all amounts due under the 10% Notes on or before April 1, 2017, which amount was agreed to be $372,669.95 (the “Settlement Amount”), and (ii) to increase the outstanding amount due under the 8% Note as of March 18, 2017 by 5%.  In exchange for doing so, Old Main agreed to extend the maturity of the 8% Note until July 1, 2017 and to suspend conversions under the 8% Note until July 1, 2017. If we fail to pay the Settlement Amount on or before April 1, 2017, Old Main has the right to declare the Third Amendment null and void.

On March 31, 2017, the Company issued convertible promissory notes to Newcan Investment Partners LLC, an entity owned by Frank Koretsky, a director of the company, in the amount of $120,000, and to Jeffrey Binder, an officer and director of the Company, in the amount of $159,500 (the “Notes”), to finalize the terms of repayment with respect to certain loans made to the Company by Newcan Investment Partners LLC and Mr. Binder between January 1, 2017 and February 27, 2017, and certain compensation payable to Mr. Binder as of February 28, 2017. The Notes, which otherwise contain identical terms, are unsecured and bear interest at the rate of 10% per annum. No payments are required until April 1, 2018, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on July 1, 2018. The Notes may be prepaid by the Company with no penalty at any time upon thirty days written notice.

The holder of each Note may, at any time prior to payment or prepayment in full, convert all principal and accrued interest thereunder, in whole or in part, into securities of the Company. For each $0.25  converted, the holder will receive one share of the Company’s common stock and a five-year warrant to purchase one share of the Company’s common stock at a price of $0.25  per share.

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

We had a net loss of $2,120,900 for the nine months ended February 28, 2017, resulting in an accumulated deficit as of February 28, 2017 of $6,246,786. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the Three Months Ended February 28, 2017 and February 29, 2016

Revenues

The Company had no revenues during the three months periods ended February 28, 2017 and February 29, 2016.

General and administrative expenses

General and administrative expenses decreased $262,119  or approximately 65%, to $144,204 during the three months ended February 28, 2017, compared to $406,323 for the three months ended February 29, 2016.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, compensation costs, bank charges and payroll expenses.  The decrease was primarily due to the reduction in noncash compensation, travel and advertising expenses. We expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Professional fees

Professional fees decreased $243,951, or approximately 71%, to $99,867 during the three months ended February 28, 2017 compared to $343,818 for the three months ended February 29, 2016.  This decrease was due primarily in the reduction of legal and investor relations  fees for the three months ended February 28, 2017 compared to the prior period. We expect professional fees to increase in future periods as our business grows.

Interest expense

Interest expense for the three months ended February 28, 2017 was $381,149, an increase of $274,550 compared to $106,599 for the three months ended February 29, 2016.  Interest expense increased primarily due to an increase in amortization of the discount on convertible debt, which was $308,606  during the current period compared to $81,116 for the prior year.

Change in fair value of derivative liability

During the three months ended February 28, 2017, Old Main, a holder of convertible promissory notes, converted an aggregate of $100,000 in principal, in six transactions, into 828,173 shares of commons stock. As a result, we revalued  the derivative liability related to these convertible notes and at February 28, 2017.  This revaluation resulted in a gain of $244,848, which we included in results of operations for the three months ended February 28, 2017.

Net loss

For the reasons above, we had a net loss for the three months ended February 28, 2017 of $380,372, which is a decrease of $476,368, or approximately 56%, compared to a net loss of $856,740 during the three months ended February 29, 2016.

Results of Operations for the Nine Months Ended February 28, 2017 and February 29, 2016

Revenues

The Company had no revenues during the nine months periods ended February 28, 2017 and February 29, 2016.

General and administrative expenses

General and administrative expenses decreased $435,655, or approximately 47%, to $482,071 during the nine months ended February 28, 2017, compared to $917,726 for the nine months ended February 29, 2016.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, compensation costs, bank charges and payroll expenses. The decrease was primarily due to the reduction in noncash compensation, travel and advertising expenses.  We expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Professional fees

Professional fees  decreased $164,322, or approximately 21%, to $603,098 during the nine months ended February 28, 2017 compared to $767,420 for the nine months ended February 29, 2016.  This decrease was due primarily to the reduction of legal and investor relations  fees for the nine months ended February 28, 2017 compared to the prior period. We expect professional fees to increase in future periods as our business grows.

Interest expense

Interest expense for the nine months ended February 28,  2017 was $1,395,511, an increase of $1,218,047 compared to $177,464 for the nine months ended February 29, 2016.  Interest expense increased primarily due to an increase in amortization of the discount on convertible debt, which was $1,197,998 during the current period compared to $114,489 for the prior year.

Loss on modification of debt

On November 28, 2016  we entered into an amendment with Old Main regarding the 10% Notes.  In exchange for amending the terms of the 10% Notes we agreed to increase the outstanding principal balance by 10%, resulting in a loss on the modification of 10% Notes of $33,334, which we included in results of operation for the nine months ended February 28, 2017.

Change in fair value of derivative liability

As a result of the November 28, 2016 amendment to our 2016 Convertible Notes and the conversion of $100,000 in aggregate principal on the 2016 Convertible Notes, we revalued the derivative liability related to our 2016 Convertible Notes at February 28, 2017 at $167,372.  This revaluation resulted in a gain of $393,114, which we included in results of operations for the nine months ended February 28, 2017.

Net loss

For the reasons above, we had a net loss for the nine months ended February 28, 2017 of $2,120,900, which is an increase in loss of $258,290, or approximately 14%, compared to a net loss of $1,862,610 during the nine months ended February 29, 2016.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 28, 2017 compared to May 31, 2016.

	February 28, 2017	May 31, 2016
Current Assets	$28,731	$94,986
Current Liabilities	$2,185,957	$1,339,444
Working Capital (Deficit)	$(2,157,226)	$(1,244,458)

At February 28, 2017 and May 31, 2016, we had a working capital deficit of $2,157,226 and $1,244,458, respectively. This working capital deficit occurred primarily because we have not yet commenced earning revenues.  We anticipate that we will commence earning revenues in the next three months.  During the nine months ended February 28, 2017, we obtained loans from our officers, directors and entities affiliated with Frank Koretsky, one of our directors, to cover operating expenses and expenses related to the Colorado Arrangement.  This working capital deficit will likely continue to increase until we begin earning revenues but should not be viewed as an indicator of our future performance once we commence earning revenues. We have operated at a loss since inception.

Cash flows used in was $899,291 during the nine months ended February 28, 2017 compared to $871,924 during the nine months ended February 29, 2016.  This increase is primarily due to the increase in the amount of amortization of debt discount associated with our convertible notes in the amount of $1,197,998, the increase in the change in fair value of the derivative liability associated with the 2016 Convertible Notes by $393,114, and the loss on modification of the 10% Notes in the amount of $33,334.

Cash flows used in investing activities used $35,013 during the nine months ended February 28, 2017 compared to $44,477 during the nine months ended February 29, 2016.  During the nine months ended February 28, 2017, we used these funds toward construction of our Colorado facility.

Cash flows from financing activities provided $852,000 during the nine months ended February 28, 2017 compared to $737,750 during the nine months ended February 29, 2016.  The increase in cash flows from financing activities during the nine months ended February 28, 2017, was primarily due to our need to borrow additional  funds from our officers, directors and entities affiliated with one of our directors, because we had not yet commenced earning revenue.

On April 29, 2015, we issued a convertible promissory note (the “April 2015 Note”) to an unaffiliated individual in the amount of $200,000.  Interest accrues on the April 2015 Note at a rate of 15% per annum. On the first anniversary of the April 2015 Note, all then-accrued interest was due thereunder. Thereafter, principal together with accrued interest is due in eight (8) equal quarterly payments, in arrears, commencing on July 1, 2016.  All outstanding principal and any accumulated unpaid interest thereon shall be due and payable on the third anniversary of note. At the holder’s election, at any time prior to payment or prepayment of the April 2015 Note in full, all principal and accrued interest under the April 2015 Note may be converted in whole, but not in part, into our securities. For each dollar converted, the holder shall receive two shares of common stock and a three-year warrant to purchase 1.33 shares of common stock at $0.75 per share.  During the nine months ended February 28, 2017 we repaid $75,000 in principal and $49,265 in interest under this note.  At February 28, 2017, we owed $127,187 in principal and accrued interest under the April 2015 Note.

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

On March 27, 2017, we entered into Amendment #3 to the Convertible  Promissory Notes issued on March 18, April 22 and May 27, 2016 (the “Third Amendment”) to further amend the Agreements, as amended by the First Amendment and Second Amendment, in certain respects.  In the Third Amendment, we agreed, among other things, to prepay all amounts due under the 10% Notes on or before April 1, 2017, which amount was agreed to be $372,669.95 (the “Settlement Amount”).  If we fail to pay the Settlement Amount on or before April 1, 2017, Old Main has the right to declare the Third Amendment null and void.

During the three months ended February 28, 2017, Old Main converted an aggregate of $100,000 in principal of the 10% Notes, in six transactions, into 828,173 share of common stock.

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

On March 27, 2017, we entered into the Third Amendment, which, among other things, increased the outstanding amount due under the 8% Note as of March 18, 2017 by 5%.  In exchange for doing so, Old Main agreed to extend the maturity of the 8% Note until July 1, 2017 and to suspend conversions under the 8% Note until July 1, 2017.  If we fail to pay the Settlement Amount on or before April 1, 2017, Old Main has the right to declare the Third Amendment null and void.

On April 18, 2016, we also entered into an equity line agreement with Old Main whereby we may issue and sell to Old Main, at our option from time to time, up to $4,000,000 of our common stock at a purchase price equal to 80% of the lowest VWAP of the common stock during a five day “Valuation Period.”

On October 6, 2016, we entered into an amendment of the Equity Purchase Agreement to amend the new Commitment Period, which is 24 months from the date of this amendment.  Second, the Equity Purchase Agreement was amended to prohibit us from delivering a subsequent Put Notice from the beginning of any “Valuation Period” until the fourth Trading Day immediately following the closing associated with the prior Put Notice.  Third, the beneficial ownership limitation was amended to increase the Beneficial Ownership Limitation to 9.99% and to remove the ability of the Investor to increase or decrease the Beneficial Ownership Limitation.

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

On January 10, 2017, the Company issued convertible promissory notes to Newcan Investment Partners LLC, an entity owned solely by Frank Koretsky, who is a director of the Company, in the amount of $410,000 and $50,000 and bear interest at the rate of 10% per annum thereafter. No payments are required until January 2, 2018, at which time all accrued interest becomes due and payable. Commencing on April 1, 2018, principal will be payable in eight equal quarterly installments, together with accrued interest. At the note holder’s election, at any time prior to payment or prepayment of the loan in full, all principal and accrued interest under the loan may be converted, in whole or in part, into our securities. Upon such an election, the holder will receive one “Unit” for each $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share.

On March 31, 2017, we issued convertible promissory notes to Newcan Investment Partners LLC, an entity owned by Frank Koretsky, a director of the company, in the amount of $120,000 (the “Koretsky Note”), and to Jeffrey Binder, an officer and director of the Company, in the amount of $159,500 (the “Binder Note” and, together with the Koretsky Note, the “Notes”), to finalize the terms of repayment with respect to certain loans made to the Company by Newcan Investment Partners LLC and Mr. Binder between January 1, 2017 and February 27, 2017, and certain compensation payable to Mr. Binder as of February 28, 2017. The Notes, which otherwise contain identical terms, are unsecured and bear interest at the rate of 10% per annum. No payments are required until April 1, 2018, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on July 1, 2018. The Notes may be prepaid by the Company with no penalty at any time upon thirty days written notice.

The holder of each Note may, at any time prior to payment or prepayment in full, convert all principal and accrued interest thereunder, in whole or in part, into securities of the Company. For each $.25 converted, the holder will receive one share of the Company’s common stock and a five-year warrant to purchase one share of the Company’s common stock at a price of $.25 per share.

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

We currently have two employees, Jeffrey Binder, who serves as our Chairman, President and Chief Executive Officer; and Alan Bonsett, who serves as our Chief Operating Officer.   In an effort to assist us conserve cash, Mr. Binder converted all accrued salary due to him through February 28, 2017 into a convertible promissory note and a promissory note.  Mr. Binder has deferred all of his salary to date for the fiscal year ending May 31, 2017.

We do not currently have the capital necessary to meet our liquidity needs, fund our capital requirements or implement our business plan. We intend to fund our cash flow and capital requirements during the next year from the proceeds of the Equity Line, the sale of our debt and equity securities, by obtaining additional loans and with cash generated through operations in connection with the Colorado Arrangement. There can be no assurance that we will be able to meet our needs, however, as we have not yet received any commitments for the purchase of our equity securities or for additional loans.  Further, we do not yet know when our processing facility in Colorado will become operational, and accordingly, when we will commence receiving revenues under the Licensing Agreement and Equipment lease from PRH.  We have been advised that the solutions to be used in our proprietary conversion process are not included in Colorado’s list of designated solutions that may be used for cannabis extraction.  We have advised the state that the solutions will be used in the conversion, not the extraction, process.  The matter has been referred to the Colorado attorney general’s office for consideration.  We cannot complete the construction of our processing facility until this matter is resolved.  Based on our internal review, similar requirements relating to either extraction or processing do not exist in other relevant states.  Assuming this issue is resolved favorably to us, we would anticipate completion of our Colorado processing facility and the commencement of operations by PRH within six months after such resolution, and we would anticipate the receipt of revenues from PRH between 30 and 90 days after it commences operations.  As a result of these uncertainties, there can be no assurance that PRH will ever generate sufficient cash to repay the $500,000 loan from CLS Labs Colorado or to meet PRH’s obligations under the Licensing Agreement or Equipment Lease. We anticipate that we will incur operating losses during the next twelve months.

Going concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, have an accumulated deficit of $6,246,786 and had a working capital deficit of $2,157,226 at February 28, 2017. In addition, we do not currently have the cash resources to meet our operating commitments during the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by developmental stage companies.

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

CLS HOLDINGS USA, INC.

Date: April 12, 2017	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)