Form 10-K
period 2017-05-31
CLS Holdings USA, Inc.
filed 2017-08-29
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 333-174705

CLS HOLDINGS USA, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-1352286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11767 South Dixie Highway, Suite 115, Miami, Florida  33156
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $3,009,002.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 32,876,944 shares of common stock, par value $0.0001, as of August 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to anticipated future events, future results of operations or future financial performance. These forward-looking statements include, but are not limited to, statements relating to the adequacy of our capital to finance our planned operations, market acceptance of our services and product offerings, our ability to attract and retain key personnel, and our ability to protect our intellectual property. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

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

Operations

For the past four years, one of the founders of CLS Labs has been developing a proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. These concentrates may be ingested in a number of ways, including through vaporization via e-cigarettes, and used for a variety of pharmaceutical and other purposes. Internal testing of the cannabinoids extracted through our patent-pending proprietary process versus the cannabinoids resulting from the processes commonly used in the industry, the results of which were reviewed and confirmed by an independent laboratory, has revealed that our process produces a cleaner, higher quality product and a significantly higher yield than the cannabinoid extraction processes currently existing in the marketplace.

On April 17, 2015, CLS Labs took its first step toward commercializing its patent pending proprietary methods and processes by entering into the Colorado Arrangement, as described below. Recently, we suspended our plans to proceed with the Colorado Arrangement due to regulatory delays and have not yet determined when we will pursue it again. Instead, we plan to pursue other revenue producing opportunities, including our non-binding letter of intent with Pure Harvest, as described below, in other states through the acquisition of cannabis and other complementary companies. CLS Labs had not otherwise commercialized its patent pending proprietary process prior to the Merger and has not earned any revenues.

We intend to monetize this extraction method and generate revenues through (i) the licensing of our patent pending proprietary methods and processes to others, as in the Colorado Arrangement, (ii) the processing of cannabis for others, and (iii) the purchase of cannabis and the processing and sale of cannabis-related products.  We plan to accomplish this through the acquisition of companies, the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can establish a position as one of the premier cannabinoid extraction and processing companies in the industry. Assuming we do so, we then intend to explore the creation of our own brand of concentrates for consumer use, which we would sell wholesale to cannabis dispensaries. We believe that we can create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling. We also plan to offer consulting services through Cannabis Life Sciences Consulting, LLC (“CLS Consulting”), which will generate revenue by providing consulting services to cannabis-related businesses, including growers, dispensaries and laboratories, and driving business to our processing facilities.

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

Licensing Agreement

On April 17, 2015, CLS Labs Colorado entered into a Licensing Agreement with PRH whereby, in exchange for a license fee payable over the ten (10) year term of the agreement, CLS Labs Colorado granted to PRH an exclusive license for the State of Colorado of certain proprietary inventions and formulas relating to the extraction from, separation and processing (the “Process”) of marijuana to produce certain marijuana-infused products, including edibles, e-liquids, waxes and shatter (the “Products”), and to practice and use the Process in conjunction with the manufacture, production, sale, and distribution of the Products. The Licensing Agreement was subsequently amended effective June 30, 2015, October 31, 2015, April 11, 2016 and May 31, 2016. Pursuant to the Licensing Agreement, as amended, its term will commence once CLS Labs Colorado has completed building a fully equipped lab at the Leased Real Property and payments by PRH to CLS Labs Colorado will commence in the month following the month in which PRH commences generating revenue through the grow facility.

CLS Labs Colorado is currently unable to estimate when it will commence generating revenue through the grow facility due to difficulties it has encountered in obtaining regulatory approvals required to complete construction of its processing facility.  Pursuant to Colorado law, PRH cannot obtain Colorado marijuana-infused products licenses (the “MIP Licenses”) for the Leased Real Property until the processing facility is built out and ready for operation.  PRH has an agreement with one of its affiliates that holds the required MIP Licenses to transfer such MIP Licenses to PRH, subject to State of Colorado Department of Revenue Marijuana Enforcement Division (“MED”) approval, within three (3) days after the MED is ready to attached the MIP Licenses to the Leased Real Property.  However, CLS Labs Colorado has been advised that the solutions to be used in its proprietary conversion process are not included in Colorado’s list of designated solutions that may be used for cannabis extraction.  We have advised the state that the solutions will be used in the conversion, not the extraction, process.  The matter has been referred to the Colorado attorney general’s office for consideration.  We cannot complete the construction of our processing facility until this matter is resolved.  Based on our internal review, similar requirements relating to either extraction or processing do not exist in other relevant states.  Assuming this issue is resolved favorably to us, we would anticipate completion of our Colorado processing facility and the commencement of operations by PRH within six months after such resolution, and we would anticipate the receipt of revenues from PRH between 30 and 90 days after it commences operations.  Due to the delays, however, we have decided to place our proposed Colorado operations on hold and pursue revenue producing opportunities in other states.  Once we commence generating revenues elsewhere, we will likely re-visit our plans in Colorado.

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

Lease and Sublease

In connection with the Colorado Arrangement, on April 17, 2015, pursuant to an Industrial Lease Agreement (the "Lease"), CLS Labs Colorado leased 14,392 square feet of warehouse and office space (the "Leased Real Property") in a building in Denver, Colorado where certain intended activities, including growing, extraction, conversion, assembly and packaging of cannabis and other plant materials, are permitted by and in compliance with state, city and local laws, rules, ordinances and regulations. The Lease has an initial term of seventy-two (72) months and provides CLS Labs Colorado with two options to extend the term of the lease by up to an aggregate of ten (10) additional years.  In August 2017, as a result of our decision to suspend our proposed operations in Colorado, CLS Labs Colorado asked its landlord to be relieved from its obligations under the Lease, but the parties have not yet reached an agreement on how to proceed.

Contemporaneously with the execution of the Lease, CLS Labs Colorado entered into a Sublease Agreement with PRH (the "Sublease"), thereby subletting the entire Leased Real Property to PRH. The Sublease was subsequently amended effective October 31, 2015, April 11, 2016 and May 31, 2016. Pursuant to the Sublease, as amended, rent payments will commence in the month following the date upon which PRH commences generating revenues through the grow facility, which commencement is anticipated to occur in the first quarter of 2017. The balance of the terms of the Sublease is the same as the Lease and PRH is required to pay CLS Labs Colorado monthly rent equal to the total rent due under the Lease for the corresponding month. As a result of our decision to suspend our plans to enter the Colorado market, PRH has vacated the subleased premises but the sublease remains effective.

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

The Promissory Note

On April 17, 2015, CLS Labs Colorado loaned Five Hundred Thousand Dollars ($500,000) to PRH pursuant to a promissory note (the “Note”) to be used by PRH in connection with the financing of the building out, equipping, and development of the grow facility by PRH that will be operated by the Grower.  Pursuant to the Note, as amended by the parties effective June 30, 2015, October 31, 2015, April 11, 2016 and May 31, 2016, PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing in the month following the month in which PRH commences generating revenue at the grow facility, which commencement is currently unknown, and continuing until paid in full. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing after such initial payment and continuing until paid in full.  All outstanding principal and any accumulated unpaid interest due under the Note is due and payable on the five-year anniversary of the initial payment thereunder.  Due to the suspension of our plans to enter the Colorado market, we cannot predict when or if the Note will be paid.

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

Pure Harvest Transaction

As previously announced, we recently entered into a non-binding letter of intent with Pure Harvest Cannabis Producers, Inc., or Pure Harvest, a development stage cannabis company, which plans to become a licensed vertically integrated cannabis business involved in all aspects of the cannabis cycle, including plant science, cultivation, production, medical and recreational dispensaries and delivery.  Pure Harvest intends to accomplish this through an active acquisition strategy combined with greenfield development.  The CEO of Pure Harvest, David Lamadrid, is expected to join us as our new CEO if and when the transaction closes.  Upon closing, we will likely relocate to Las Vegas, Nevada and change our name to "Pure Harvest Cannabis Producers, Inc."  Jeffrey Binder is expected to remain on the board of directors of the combined company.  Due diligence is proceeding at this time and we are developing the terms of the transaction, which may include directly acquiring a third party operating entity that had been in discussions previously with Pure Harvest.  We have not yet executed any definitive agreements with Pure Harvest and so there can be no assurance that the transaction will close or what the ultimate terms of the transaction will be.

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

Processing Facilities

We may lease buildings at which to construct processing facilities.  The revenue generated from processing will vary, state by state and facility by facility, depending upon state law requirements and other factors.

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

·         Constructing processing facilities.

·         Expanding per-facility capacity and increasing revenues.

·         Developing a national brand of cannabis concentrates, which will be sold wholesale to dispensaries, through standardization of the testing, compliance and labeling process.

We may also grow by acquiring existing cannabis industry companies that will benefit from the use of our proprietary technology as well as other companies in the cannabis industry that are compatible with our proposed operations, including but not limited to completion of the proposed Pure Harvest transaction.

Marketing, Distribution and Customers

The medical marijuana industry is rapidly expanding and is expected to continue to expand as additional states legalize marijuana for medical use. Additionally, the recreational use of marijuana by adults is currently legal in eight states and the District of Columbia and a number of states have decriminalized the use of marijuana in some fashion. As various states continue to legalize marijuana for medical and/or recreational use, the number of potential grower and dispensary clients is expected to increase accordingly.

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

Regulation and Licensure

Despite 29 states and the District of Columbia having legalized or decriminalized marijuana use for medical purposes, the prescription, use and possession of marijuana remains illegal under federal law. As such, although we will only operate processing facilities in states that permit the possession, sale and use of cannabis, certain activities of our business, including the possession of cannabis for processing and the sale of cannabis concentrates, will be in violation of federal law. Although state-licensed businesses engaged in such activities are currently proceeding largely free from federal prosecution and recently-enacted federal spending legislation prohibits the Department of Justice from using federal funds to prevent states from implementing their own marijuana laws, changes in congress or in the executive administration, including presidential elections, could result in changes to current federal enforcement policies regarding cannabis-related activities which are legal under certain state laws. Therefore, by operating the business, we will face the possibility of civil and criminal sanctions.

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

Properties

Our principal offices are located at 11767 South Dixie Highway, Suite 115, Miami, Florida 33156. We currently maintain an administrative office at 3355 SW 59th Avenue, Miami, Florida 33155. We will lease properties in the states in which we conduct our operations as we open processing facilities.

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

The U.S. Government classifies marijuana as a Schedule I controlled substance, meaning marijuana is an illegal substance under federal law and its prescription, use, sale or possession is a violation thereof. Although 29 states and the District of Columbia allow the use of medical marijuana, eight states and the District of Columbia have legalized marijuana for adult recreational use, and recently-enacted federal spending legislation prohibits the Department of Justice from using federal funds to prevent states from implementing their own marijuana laws, the United States Supreme Court has ruled that federal laws criminalizing the use of marijuana pre-empt state laws. Thus, even if we limit our business to marijuana-friendly states, by possessing, distributing or even aiding others in distributing marijuana or marijuana-based products such as cannabinoid oils, the Company, its officers, directors and employees may face the prospect of criminal and/or civil sanctions for engaging in activities in violation of federal law and the Company could be at risk of civil and/or criminal forfeiture actions against its assets and operations for such violations. As our business plan depends upon the possession, sale, and use of marijuana and certain cannabinoid extracts, such sanctions or forfeiture actions would be debilitating to the business of the Company and would have a material adverse effect on our operations.

Changes in federal law enforcement policy concerning federal marijuana laws could force a suspension or termination of our operations.

The commercial production, processing, distribution and sale of marijuana within the various states of the United States that have legalized these activities for medical and/or recreational purposes is currently proceeding largely free from federal investigation and prosecution as the result of a number of formal written statements issued by the United States Department of Justice deferring federal law enforcement action on these activities to state and local laws and law enforcement under certain circumstances and federal spending legislation prohibiting the Department of Justice from using federal funds to prevent states from implementing their own marijuana laws. The statements issued by the Department of Justice are, however, only guidelines provided to federal law enforcement agencies in setting priorities for the investigation and prosecution of violations of federal laws criminalizing marijuana and the effects of the federal spending legislation are not yet apparent.

Further, major changes in the executive administration, including the election of President Trump, could result in changes to, or even the withdrawal or reversal of, current federal law enforcement policy concerning the investigation and prosecution of activities involving marijuana including those which are legal under certain state laws. Likewise, there are no guarantees that legislation enacted in subsequent years will contain similar marijuana-friendly provisions. In fact, the current administration has already announced its intention to reverse these positions and policies.  As our business plan depends upon the possession, sale, and use of marijuana and certain cannabinoid extracts, a change or reversal of federal law enforcement policy and/or federal spending legislation concerning marijuana would be debilitating to our business as it could result in a temporary suspension or the permanent cessation of our operations.

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

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed marijuana-related businesses. However, such guidance fell short of the explicit legal authorization that banking industry officials requested from the federal government. To date, it is unclear whether many banks have relied on the guidance and accepted marijuana-related companies as customers. If we, as well as our clients, partners and strategic collaborators, have difficulty accessing the service of banks, we may not have access to the capital necessary to maintain our operations or may be subject to the security risks of a cash business.

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

We may encounter start-up delays.

We cannot project the timing of our initial sales.  We have already encountered delays in commencing our Colorado operations, and as a result, have put such proposed operations on hold while we seek to commence operations elsewhere.  Delays in licensure, raising capital, acquiring businesses, establishing and implementing our management team, securing relationships with partners and strategic collaborators such as growers and dispensaries, building out facilities, developing products, finalizing sales and marketing structures and/or implementing other portions of CLS Labs’ business plan may delay start-up in other states, which could negatively affect an investment in the Company.

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

We plan to commence operations by acquiring existing businesses, but we may not be successful identifying appropriate targets, and even if we are successful in doing so, we may not be able to acquire and operate such targets profitably.

Due to the delays we have encountered in commencing operations in Colorado, we are now considering whether to commence operations by acquiring an existing business in the marijuana industry.  We are pursuing several possible candidates and have not yet agreed upon terms for the acquisition of any candidate.  Assuming we are able to do so, we will need to fund and close the acquisition, which will mean that we will need to raise additional capital.  In addition, assuming we close on an acquisition target, we could encounter unknown liabilities or other risks associated with the business of which we were unaware at the time of the closing of the acquisition.  All of these potential issues, if they arise, could have a material adverse effect on us.

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

Although the 10% Notes were converted into common stock or repaid prior to May 31, 2017, pursuant to the terms of the 8% Note, upon conversion of the 8% Note, Old Main will receive one share of our common stock for the lesser of each $1.07 or 75% of the lowest VWAP in the 15 trading days ending on the trading day that is immediately prior to the conversion date, which is referred to as the "fixed conversion price."  This could result in the issuance of a substantial number of shares.  For example, if Old Main had converted the 8% Note on August 15, 2017, it would have received approximately 595,749 shares of our common stock, which currently would represent approximately 1.8% of our outstanding common stock following issuance. Old Main will receive additional shares of common stock if we elect to sell shares to it under the equity purchase agreement. The number of shares we will sell under the equity purchase agreement will be determined, in general, based on 80% of the actual market price.  As a result, if we sell shares of common stock under the equity purchase agreement or Old Main converts the 8% Note into common stock, we will be issuing common stock at below market prices, which could cause the market price of our common stock to decline, and if such issuances are significant in number, the amount of the decline in our market price could be significant.  The terms of the 8% Note also state that, absent certain exceptions, if we issue additional common stock, options or warrants at less than the "fixed conversion price,"  then the "fixed conversion price" with respect to the 8% Note will be reduced to such issuance price, which would result in our issuance of more shares upon conversion of such note by Old Main.  In general, we are unlikely to sell shares of common stock under the equity purchase agreement or issue additional shares of our common stock at prices below the "fixed conversion price" at a time when the additional dilution to stockholders would be substantial unless we are unable to obtain capital to meet our financial obligations from other sources on better terms at such time.  However, if we were to sell such shares of common stock or issue shares of common stock at a time when the market price of our common stock is substantially less than the "fixed conversion price" associated with the 8% Note, the dilution that could result from such issuances could have a material adverse impact on existing stockholders and could cause the price of our common stock to fall rapidly based on the amount of such dilution.

We will require additional capital in order to meet our liquidity and capital needs during the next year and if we are unable to borrow such funds or sell shares of our common stock at prices that equal or exceed the conversion price of the 8% Note, then the sale of our common stock at lower prices will result in the downward adjustment of the conversion price of the 8% Note, which could be substantial, and which will dilute existing stockholders.

We will require additional capital, particularly during the balance of 2017, to sustain our business, to repay our debt, including the 8% Note, which matures September 15, 2017, and to complete potential acquisitions of target companies.  Because we do not expect to begin to generate revenue until we complete at least one acquisition, we will need to either borrow funds or sell equity to meet our liquidity and capital needs.  If we are unable to borrow funds on acceptable terms or sell our common stock at prices equal to or greater than the conversion price of the 8% Note, then we may be forced to sell our common stock for a price per share less than the conversion price of the 8% Note.  If we do so, we will trigger the anti-dilution provision in the 8% Note, which will cause the conversion price of the 8% Note to be reduced to the price at which we sell our common stock.  Depending on the sale price our common stock, this could cause significant dilution to our existing stockholders.

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

Our directors have the authority to issue common and preferred shares without shareholder approval, and preferred shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. Although we authorized a series A preferred stock in 2017, we presently have no commitments or contracts to issue any shares of preferred stock.  Authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of our company, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt, and could adversely affect the market prices of and the voting and other rights, of the holders of outstanding shares of our common stock.

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

Pursuant to the equity purchase agreement, we are prohibited from delivering a put notice to Old Main to the extent that the issuance of shares would cause Old Main to beneficially own more than 4.99% of our then-outstanding shares of common stock. These restrictions however, do not prevent Old Main from selling shares of common stock received in connection with the Equity Line or 8% Note and then receiving additional shares of common stock in connection with a subsequent issuance. In this way, Old Main could sell more than 4.99% of the outstanding shares of common stock in a relatively short time frame while never holding more than 4.99% at any one time. As a result, existing stockholders and new investors could experience substantial diminution in the value of their shares of common stock. Additionally, we do not have the right to control the timing and amount of any sales by Old Main of the shares issued under the 8% Note or the Equity Line.

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

Acquisitions and strategic collaborations, including the Pure Harvest transaction, may never materialize or may fail.

We intend to explore a variety of acquisitions and strategic collaborations with existing marijuana growers, dispensaries and related businesses. At the current time, we have entered into a non-binding letter of intent with Pure Harvest but cannot predict what form such transaction or any future acquisition or strategic collaboration might take. We are likely to face significant competition in seeking appropriate acquisitions or strategic collaborators, and these acquisitions and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate acquisitions and strategic collaborations, including the Pure Harvest transaction, on acceptable terms, or at all, and we are unable to predict when, if ever, we will enter into any such acquisitions or strategic collaborations due to the numerous risks and uncertainties associated with them, or whether the Pure Harvest transaction will close.

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

Item 2.    Properties.

Our principal offices are located at 11767 South Dixie Highway, Suite 115, Miami, Florida 33156.   We currently maintain an administrative office at 3355 SW 59th Avenue, Miami, Florida 33155. We will lease properties in the states in which we conduct our operations as we open processing facilities.

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

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company was initially incorporated on March 31, 2011 as Adelt Design, Inc. Effective August 21, 2013; our common stock became eligible for quotation on the OTC Bulletin Board under the symbol ADSN. On November 12, 2014, CLS Labs acquired 6,250,000 shares, or 55.6%, of the outstanding common stock of the Company from its founder, Larry Adelt. As a condition to CLS Labs’ purchase of these shares, and pursuant to five stock purchase agreements each dated November 12, 2014, five people or entities unaffiliated with the Company purchased an aggregate of 4,984,376  shares of common stock in the Company from twenty-four stockholders other than Mr. Adelt. The total number of shares acquired by these five purchasers represented 44.3% of the Company’s outstanding shares of common stock. On November 20, 2014, we adopted amended and restated articles of incorporation therein changing the Company’s name to CLS Holdings USA, Inc. Effective December 10, 2014 we changed our stock symbol to “CLSH” to reflect the name change of the Company. Our common stock is currently eligible for quotation on the OTC Bulletin Board under the symbol “CLSH”.  As of August 15, 2017, we had 32,876,944 shares of common stock outstanding held by approximately twelve stockholders of record. We have no outstanding shares of preferred stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes as of May 31, 2017 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

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

On April 17, 2015, CLS Labs took its first step toward commercializing its proprietary methods and processes by entering into the Colorado Arrangement through its wholly owned subsidiary, CLS Labs Colorado, with certain Colorado entities, including PRH. Recently, we suspended our plans to proceed with the Colorado Arrangement due to regulatory delays and have not yet determined when we will pursue it again. Instead, we plan to pursue other revenue producing opportunities in other states through the acquisition of cannabis and other complementary companies, including the Pure Harvest transaction. CLS Labs had not otherwise commercialized its proprietary process prior to the Merger and has not earned any revenues.

We intend to generate revenue through (i) the licensing of our patent pending proprietary methods and processes to others, as in the Colorado Arrangement, (ii) the processing of cannabis for others, and (iii) the purchase of cannabis and the processing and sale of cannabis-related products.  We plan to accomplish this through the acquisition of companies, the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can establish a position as one of the premier cannabinoid extraction and processing companies in the industry. Assuming we do so, we then intend to explore the creation of our own brand of concentrates for consumer use, which we would sell wholesale to cannabis dispensaries. We believe that we can create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling. We also plan to offer consulting services through a consulting subsidiary, CLS Consulting, which will generate revenue by providing consulting services to cannabis-related businesses, including growers, dispensaries and laboratories, and driving business to our processing facilities.

We had a net loss of $4,865,724 for the year ended May 31, 2017, resulting in an accumulated deficit as of May 31, 2017 of $8,991,610.  These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the years ended May 31, 2017 and May 31, 2016.

Revenues

The Company had no revenues for the years ended May 31, 2017 and 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $595,455, or approximately 45%, to $718,770 during the year ended May 31, 2017, compared to $1,314,225 for the year ended May 31, 2016.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, financing fees, bank charges and payroll expenses. The decrease in selling general and administrative expenses for the year ended May 31, 2017 was primarily due to a decrease in non-cash compensation and to a decrease in commitment fees associated with our credit arrangements.  We expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Startup Costs

Startup costs were $141,739 for the year ended May 31, 2017, compared to $0 for the year ended May 31, 2016.  Startup costs consisted of costs incurred in preparing to commence operation of our processing facility in Colorado.

Professional fees

Professional fees decreased $205,364, or approximately 21%, to $750,446 during the year ended May 31, 2017, compared to $955,810 for the year ended May 31, 2016.  This decrease was due primarily to decreases in consulting and investor relations fees and legal fees associated with SEC capital raising filings during the year ended May 31, 2017 as we began to implement the Colorado Arrangement and pursued fewer capital raising opportunities. We expect professional fees to increase in future periods as our business grows.

Interest expense

Our interest expense was $2,571,171 for the year ended May 31, 2017, an increase of $2,169,150 or 540% compared to $402,021 for the year ended May 31, 2016. Interest expense consisted of $1,075 of imputed interest associated with $17,930 due to related parties, $204,363 of interest on related party debt, $91,215 of interest on third party debt, $1,160,887 of amortization of discounts on convertible notes payable to third parties, and $1,114,101 of amortization of discounts on convertible notes payable to related parties. The amortization of discounts on notes payable is attributable to the beneficial conversion feature of these notes.  Interest expense increased primarily due to the restructuring of the terms of the 2016 Convertible Notes and the related party notes (pursuant to the Omnibus Loan Agreement), which resulted in writing-off the balance of the discount on the notes, and creating a new discount at the time of the restructuring.

Loss on modification of debt

During the year ended May 31, 2017, we recognized a loss on the modification of related party debt in the amount of $951,239.  Effective May 31, 2017, pursuant to the Omnibus Loan Agreement, the holders of an aggregate of $2,537,750 of principal and $166,490 of accrued interest converted these amounts at the rate of $0.25 per share into an aggregate of 7,609,910 shares of our common stock.  Loss on modification of debt was calculated as the difference between the market price of our common stock at the conversion date of $0.125 and the conversion price of $0.25, or $951,239.

Also during the year ended May 31, 2017, we recognized a loss on the modification of debt in the amount of $43,334.  On November 28, 2016, we entered into an amendment to the 10% Notes.  In exchange for amending the terms of the 10% Notes we increased the outstanding principal balance of such notes by 10%, resulting in a loss on the modification of the 10% Notes in the amount of $33,334. On March 27, 2017, we entered into an amendment to the 8% Note.  In exchange for amending the terms of the 8% Note, we increased the outstanding principal balance of such note by 10%, resulting in a loss on the modification of the 8% Note in the amount of $10,000.

Change in fair value of derivative liability

During the years ended May 31, 2017 and 2016, we had outstanding convertible promissory notes that contained a conversion price reset feature that require us to value and record a derivative liability related to this provision on a quarterly basis.  We revalued the derivative liability at May 31, 2017 at $95,276, which resulted in a gain of $310,975. We also revalued the derivative liability at May 31, 2016, at $418,537, which resulted in a gain of $61,757, which we included in results of operations for the year May 31, 2016.  Management utilizes a lattice model to estimate the fair value of derivative liabilities.

Net loss

For the reasons above, our net loss for the year ended May 31, 2017 was $4,865,724 compared to $2,610,299 for the year ended May 31, 2016. The net loss per diluted share for the year ended May 31, 2017 was $0.23. This amount was computed based on the weighted average of 20,778,765 shares outstanding during the fiscal year. The net loss per diluted share for the year ended May 31, 2016 was $0.13. This amount was computed based on the weighted average of 20,146,260 shares outstanding during the fiscal year.

Liquidity and Capital Resources

The following table summarizes our current total assets, liabilities and working capital at May 31, 2017 and 2016:

	May 31,	May 31,
	2017	2016
Current Assets	$79,720	$94,986
Current Liabilities	$1,826,478	$1,339,444
Working Capital (Deficit)	$(1,746,758)	$(1,244,458)

At May 31, 2017 and May 31, 2016, we had a working capital deficit of $1,746,758 and $1,244,458, respectively. This working capital deficit occurred primarily because we have not yet commenced earning revenues.  Due to the suspension of our plans to commence operations in Colorado, we cannot estimate when we will commence earning revenues.   During the year ended May 31, 2017, we obtained loans from our officers and directors to cover operating expenses and expenses associated with the construction of our processing facility in Colorado. This working capital deficit will likely continue to increase until we begin earning revenues but should not be viewed as an indicator of our future performance once we commence earning revenues. We have operated at a loss since inception.

Cash flows used in operations were $1,182,305 during the year ended May 31, 2017, an increase of $30,878, or 2.7%, compared to $1,151,427 during the year ended May 31, 2016.  Although our net loss for the year ended May 31, 2017 increased by $2,255,425, or 86%, from the year ended May 31, 2016, most of this increase was due to non-cash expenses, such as the amortization of debt discount of $2,274,988, and cash used in operations increased by only $30,878, or approximately 2.7% for the year.

Cash flows from used in investing activities were $35,013 for the year ended May 31, 2017, a decrease of $74,387, or 68.0%, compared to $109,400 during the year ended May 31, 2016.  During the year ended May 31, 2017, we invested in construction in progress at our Colorado facility, which construction slowed as we waited for regulatory approvals.  During the year ended May 31, 2016, we invested in equipment and had construction in progress at our Colorado facility.

Cash flows provided by financing activities were $1,207,384 during the year ended May 31, 2017, an increase of $67,164 or 5.9% compared to $1,140,250 during the year ended May 31, 2016. During the year ended May 31, 2017, we borrowed approximately $1,597,550 from our officers and directors.  During the year ended May 31, 2016, we borrowed approximately $840,250 from our officers and directors and issued the 10% Notes to Old Main for cash.

April 2015 Note

On April 29, 2015, we issued a convertible promissory note (the "April 2015 Note") to an unaffiliated individual in the amount of $200,000.  Interest accrues on the April 2015 Note at a rate of 15% per annum. On the first anniversary of the April 2015 Note, all then-accrued interest was due thereunder. Thereafter, principal together with accrued interest is due in eight (8) equal quarterly payments, in arrears, commencing on July 1, 2016.  All outstanding principal and any accumulated unpaid interest thereon is  due and payable on the third anniversary of note. At the holder's election, at any time prior to payment or prepayment of the April 2015 Note in full, all principal and accrued interest under the April 2015 Note may be converted in whole, but not in part, into our securities. For each dollar converted, the holder shall receive two shares of common stock and a three-year warrant to purchase 1.33 shares of common stock at $0.75 per share.  During the year ended May 31, 2017, the Company repaid principal in the amount of $100,000 and interest in the amount of $53,837 on this note.  The principal balance on this note was $100,000 at May 31, 2017.

Old Main Notes

On March 18, 2016, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Old Main, whereby Old Main agreed to purchase an aggregate of up to $500,000 in subscription amount corresponding to an aggregate of up to $555,555 in principal amount of 10% Original Issuance Discount Convertible Promissory Notes (the “10% Notes”) due, subject to the terms therein, in installments as set forth below. The purchase was originally to occur, at our option, in up to five tranches, with the first tranche of $200,000 being purchased on March 18, 2016; the second tranche of $50,000 being purchased on the first Friday, which is a trading day after the date (the “Filing Date”) that a registration statement (the “Registration Statement”) registering shares of our common stock issuable upon conversion or repayment of the 10% Notes, was filed with the SEC; the third tranche of $50,000 being purchased on the first Friday, which is a trading day at least three (3) trading days after we received initial comments from the SEC on the Registration Statement, or the date that we were notified by the SEC that the Registration Statement would not be reviewed; and the fourth and fifth tranches of $100,000 each being purchased after the date that the Registration Statement was declared effective by the SEC (the “SEC Effective Date”).  On October 6, 2016, we amended the Purchase Agreement and related documents (the “First Amendment”) to reduce the aggregate principal amount under the 10% Notes from $555,555 to $333,333, all $300,000 in subscription amount of which had been funded and used by us for general working capital purposes.  We also increased the interest rate of the 10% Notes from 10% to 15% effective August 1, 2016.  Finally, pursuant to the First Amendment, we agreed with Old Main that we would not register the resale of the shares underlying the 2016 Convertible Notes, as defined below, pursuant to the Registration Statement but would utilize the Registration Statement solely to register the resale of shares of common stock sold by us to Old Main pursuant to the equity line agreement, as described below.

As a result of the First Amendment, effective September 1, 2016, we deferred the commencement of amortization payments on the 10% Notes by 30 days.  As amended, at the earlier of October 18, 2016 or two (2) trading days after the SEC Effective Date, we were required to redeem 1/24th of the face amount of the 10% Notes and any accrued but unpaid interest on a bi-weekly basis. Such amortization payment may be made, at our option, in cash or, subject to certain conditions, in our common stock pursuant to a conversion rate equal to the lower of (a) $0.80 (the “Fixed Conversion Price”) or (b) 75% of the lowest daily volume weighted average price of the common stock of  (the “VWAP”) in the 20 consecutive trading days immediately prior to the applicable conversion date. At any time after the issue date of the Notes, the holder could convert the 10% Notes into shares of our common stock at the holder’s option. The conversion price was to be the Fixed Conversion Price. Subject to certain exclusions, if we sold or issued our common stock or certain common stock equivalents at an effective price per share that was lower than the Fixed Conversion Price, the conversion price would be reduced to equal to such lower price.

On November 28, 2016, we entered into a Second Amendment to the 10% Notes issued on March 18, April 22 and May 27, 2016 (the “Second Amendment”) to amend the Agreements, as amended by the First Amendment, in certain respects.  Pursuant to the Second Amendment, among other things, the 10% Notes were converted from installment notes to “balloon” notes, with all principal and interest on the 10% Notes due on September 18, 2017 and the outstanding principal balances of the 10% Notes were increased by 10%; the Fixed Conversion Prices associated with the 10% Notes were changed to variable conversion prices equal to the lesser of the prior Fixed Conversion Price or 75% of the lowest VWAP in the fifteen trading days ending on the trading day immediately prior to the conversion date; our ability to repay the 10% Notes with our common stock was deleted except pursuant to a voluntary conversion by Old Main; and Old Main was prohibited from selling, per trading day, an amount of our common stock in excess of the greater of $5,000 or 25% of the average number of shares of common stock sold per day for the five trading days preceding the day of sale multiplied by the average daily VWAP during the immediately preceding 5-trading day period. The Second Amendment resulted in  a loss on modification of debt in the amount of $33,334.

On March 27, 2017, we entered into Amendment #3 to the Convertible  Promissory Notes issued on March 18, April 22 and May 27, 2016 (the “Third Amendment”) to further amend the 10% Notes, as amended by the First Amendment and Second Amendment, in certain respects.  In the Third Amendment, we agreed, among other things, to prepay all amounts due under the 10% Notes on or before April 1, 2017, which amount was agreed to be $372,700 (the “Settlement Amount”).  If we failed to pay the Settlement Amount on or before April 1, 2017, Old Main had the right to declare the Third Amendment null and void.  On April 3, 2017, (the first business day after March 31, 2017) we paid the Settlement amount of $372,700 to Old Main.

During the twelve months ended May 31, 2017, Old Main converted an aggregate of $137,500 in principal of the 10% Notes, in eight transactions, into 1,685,981 shares of common stock.

On March 18, 2016, we also issued Old Main an 8% Convertible Promissory Note (the “8% Note”) in the principal amount of $200,000 for Old Main’s commitment to enter into an equity line transaction with us and prepare all of the related transaction documents. The 8% Note initially bore interest at the rate of 8% per annum. As a result of the First Amendment, we also deferred the commencement of amortization payments on the 8% Note so that they commenced at the earlier of February 3, 2017 or on the SEC Effective Date.  On such date, we were to begin to redeem 1/6th of the face amount of the 8% Note and any accrued but unpaid interest on a monthly basis. Such amortization payment was to be made, at our option, in cash or, subject to certain conditions, in our common stock pursuant to a conversion rate equal to the lower of (a) $1.07 (the “8% Note Fixed Conversion Price”) or (b) 75% of the lowest VWAP in the twenty (20) consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.  Subject to certain exclusions, if we sold or issued our common stock or certain common stock equivalents at an effective price per share that is lower than the 8% Note Fixed Conversion Price, the conversion price would have been reduced to equal to such lower price.

On November 28, 2016, we entered into the Second Amendment to  amend the agreements, as amended by the First Amendment, in certain respects.  Pursuant to the Second Amendment, among other things, the 8% Note was converted from an installment note to a “balloon” note, with all principal and interest on the 8% Note due on March 18, 2017; the Fixed Conversion Price associated with the 8% Note was changed to a variable conversion price equal to the lesser of the prior Fixed Conversion Price or 75% of the lowest VWAP in the fifteen trading days ending on the trading day immediately prior to the conversion date; our ability to repay the 8% Note with our common stock was deleted except pursuant to a voluntary conversion by Old Main; and Old Main was prohibited from selling, per trading day, an amount of our common stock in excess of the greater of $5,000 or 25% of the average number of shares of common stock sold per day for the five trading days preceding the day of sale multiplied by the average daily VWAP during the immediately preceding 5-trading day period.

On March 27, 2017, we entered into the Third Amendment, which, among other things, increased the outstanding amount due under the 8% Note as of March 18, 2017 by 5%.  In exchange for doing so, Old Main agreed to extend the maturity of the 8% Note until July 1, 2017 and to suspend conversions under the 8% Note until July 1, 2017.  At May 31, 2017, the principal balance due under the 8% note was $210,000. The Third Amendment resulted in a loss on modification of debt in the amount of $10,000.

On July 6, 2017, we entered into the fourth amendment to the 8% Note (the “Fourth Amendment”) to further amend the terms of the 8% Note, which is the only note that remains outstanding.  Pursuant to the Fourth Amendment, the maturity date of the 8% Note was extended to July 15, 2017 and the outstanding balance of the 8% Note as of June 30, 2017 was increased by multiplying it by 1.075.  The Fourth Amendment was effective on June 30, 2017.

On August 23, 2017, we entered into the fifth amendment to the 8% Note (the "Fifth Amendment") to further amend the terms of the 8% Note.  Pursuant to the Fifth Amendment, the maturity date of the 8% Note was extended to September 15, 2017 and the outstanding balance remained unchanged.  The Fifth Amendment was effective on July 15, 2017.

On April 18, 2016, we also entered into an equity line agreement with Old Main whereby we may issue and sell to Old Main, at our option from time to time, up to $4,000,000 of our common stock at a purchase price equal to 80% of the lowest VWAP of the common stock during a five day “Valuation Period.”

On October 6, 2016, we entered into an amendment to the equity line agreement to amend the new commitment period, which is 24 months from the date of this amendment.  Second, the equity line agreement was amended to prohibit us from delivering a subsequent put notice from the beginning of any “Valuation Period” until the fourth trading day immediately following the closing associated with the prior put notice.  Third, the beneficial ownership limitation was amended to increase the beneficial ownership limitation to 9.99% and to remove the ability of Old Main to increase or decrease the beneficial ownership limitation.

Koretsky and Affiliate Notes

Between August 11, 2015 and May 31, 2017, we borrowed an aggregate of $1,657,000 from Frank Koretsky, a director of the Company, and $150,000 from CLS CO 2016, LLC and $465,000 from Newcan Investment Partners, LLC, two entities that are affiliated with Mr. Koretsky.  These loans were unsecured, accrued interest between 6% and 15% per year, were due either on demand or within three years after the date of the applicable note, and, in some cases, were convertible into shares of our common stock and warrants at rates between $.25 and 1.07 per share.  Effective on May 31, 2017, we entered into the Omnibus Loan Amendment Agreement, whereby the portion of these loans that was advanced prior to December 31, 2017 was converted into our common stock, together with accrued interest on these loans.  As a result of these conversions, Mr. Koretsky, CLS CO 2016 and Newcan converted an aggregate of $1,485,000, $150,000, and $460,000 in principal, and $130,069, 49,247 and $7,747 in accrued interest, into an aggregate of 6,460,276, 636,988 and 1,870,988 shares of common stock at $.25 per share.  Pursuant to the Omnibus Loan Amendment Agreement, the conversion rate on all of the loans made by Mr. Koretsky, CO CLS 2016, and Newcan was reduced, if applicable, to $.25 per share and Mr. Koretsky and his affiliates gave up the right to receive warrants upon conversion.  Thus, each of Mr. Koretsky, CLS CO 2016 and Newcan received 4,560,849, 488,159 and 1,433,841 shares of common stock in excess of what they would have received had they converted their loans into common stock prior to the effective date of the Omnibus Loan Amendment Agreement.

Effective March 31, 2017, $120,000 of the Koretsky Funding Notes was exchanged for Newcan Convertible Note 1.  This note is unsecured and bears interest at the rate of 10% per annum. No payments are required until April 1, 2018, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with accrued interest, beginning on July 1, 2018. At Mr. Koretsky's election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into our common stock at the rate of one share for each $0.25 converted.

After excluding the loans from Mr. Koretsky, CLS CO 2016 and Newcan that were converted into our common stock effective as of May 31, 2017, there was a balance of $120,000 in loans that remained outstanding as of December 31, 2016.  This amount consisted of the $120,000 principal balance of the Koretsky Funding Loans (which were exchanged for Newcan Convertible Note 1 on March 31, 2017).  During 2017, Newcan advanced an additional $621,658 of unsecured, book entry loans prior to May 31, 2017.  These loans  bore interest at the rate of 10% per annum and were convertible into our common stock at the rate of one share for each $0.25 converted as a result of the effect of the Omnibus Loan Amendment Agreement, which added the conversion feature to these loans.  On August 23, 2017, these loans were exchanged for a convertible note dated August 23, 2017 (the "Newcan Convertible Note 4").  The Newcan Convertible Note 4 is unsecured and bears interest at the rate of 10% per annum. No payments are required until October 1, 2018, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with accrued interest, beginning on January 2, 2019. At Mr. Koretsky's election, at any time prior to payment or prepayment of the Newcan Convertible Note 4 in full, all principal and accrued interest under the Newcan Convertible Note 4 may be converted, in whole or in part, into our common stock at the rate of one share for each $0.25 converted.

Subsequent to May 31, 2017, Newcan has loaned us an aggregate additional $70,000 pursuant to the Newcan Funding Notes.  These book entry loans were unsecured, bore interest at the rate of 10% per annum and were convertible into our common stock at the rate of one share for each $0.25 converted.  On August 23, 2017, these loans were exchanged for a convertible note dated August 23, 2017 (the “Newcan Convertible Note 5”).  The Newcan Convertible Note 5 is unsecured and bears interest at the rate of 10% per annum. No payments are required until October 1, 2018, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with accrued interest, beginning on January 2, 2019. At Mr. Koretsky’s election, at any time prior to payment or prepayment of the Newcan Convertible Note 5 in full, all principal and accrued interest under the Newcan Convertible Note 5 may be converted, in whole or in part, into our common stock at the rate of one share for each $0.25 converted.

Binder Notes

Between June 1, 2015 and May 31, 2017, we borrowed an aggregate of $251,800 from Jeffrey Binder, a director and officer of the Company.  These loans were unsecured, accrued interest between 6% and 10% per year, were due either on demand or within three years after the date of the applicable note, and, in some cases, were convertible into shares of our common stock and warrants at rates between $.25 and 1.07 per share.  Effective on May 31, 2017, we entered into the Omnibus Loan Amendment Agreement, whereby the portion of these loans that was advanced prior to May 31, 2017 was converted into our common stock, together with accrued interest on these loans.  As a result of these conversions, Mr. Binder converted an aggregate of $442,750 in principal and $19,427 in accrued interest, into an aggregate of 1,848,708 shares of common stock at $.25 per share.  Pursuant to the Omnibus Loan Amendment Agreement, the conversion rate on all of the loans made by Mr. Binder was reduced, if applicable, to $.25 per share and Mr. Binder gave up the right to receive warrants upon conversion.  Thus, Mr. Binder received 1,127,061 shares of common stock in excess of what he would have received had he converted his loans into common stock prior to the effective date of the Omnibus Loan Amendment Agreement.

Effective March 31, 2017, $47,000 of the Binder Funding Notes and $25,000 of accrued salary due to Mr. Binder were exchanged for Binder Convertible Note 4.  This note is unsecured and bears interest at the rate of 10% per annum. No payments are required until April 1, 2018, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with accrued interest, beginning on July 1, 2018. At Mr. Binder’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into our common stock at the rate of one share for each $0.25 converted.

All of Mr. Binder's loans that were outstanding as of December 31, 2016 were converted to common stock effective May 31, 2017, including all of his accrued deferred salary as of December 31, 2016.  As of May 31, 2017, there was a balance of $149,550 in loans from Mr. Binder that remained outstanding.  This amount consisted of the $72,000 principal balance of Binder Convertible Note 4, which related to advances made and salary accrued after January 1, 2017, and an additional $77,550 of unsecured, book entry loans. These loans  bore interest at the rate of 10% per annum and were convertible into our common stock at the rate of one share for each $0.25 converted as a result of the effect of the Omnibus Loan Amendment Agreement, which added the conversion feature to these loans.  On August 23, 2017, $77,500 of these loans plus accrued salary due to Mr. Binder in the amount of $37,500 were exchanged for a convertible note dated August 23, 2017 in the amount of $115,050 (the "Binder Convertible Note 5").  The Binder Convertible Note 5 is unsecured and bears interest at the rate of 10% per annum. No payments are required until October 1, 2018, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with accrued interest, beginning on January 2, 2019. At Mr. Binder's election, at any time prior to payment or prepayment of the Binder Convertible Note 5 in full, all principal and accrued interest under the Binder Convertible Note 5 may be converted, in whole or in part, into our common stock at the rate of one share for each $0.25 converted.

Subsequent to May 31, 2017, Mr. Binder has loaned us an aggregate additional $47,767 pursuant to the Binder Funding Notes.  These book entry loans were unsecured, bore interest at the rate of 10% per annum and were convertible into our common stock at the rate of one share for each $0.25 converted.  On August 23, 2017, these loans plus an additional $25,000 in accrued salary due to Mr. Binder were exchanged for a convertible note dated August 23, 2017 in the amount of $72,767 (the “Binder Convertible Note 6”).  The Binder Convertible Note 6 is unsecured and bears interest at the rate of 10% per annum. No payments are required until October 1, 2018, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with accrued interest, beginning on January 2, 2019. At Mr. Binder’s election, at any time prior to payment or prepayment of the Binder Convertible Note 6 in full, all principal and accrued interest under the Binder Convertible Note 6 may be converted, in whole or in part, into our common stock at the rate of one share for each $0.25 converted.

Omnibus Loan Amendment Agreement

On May 31, 2017, we entered into an Omnibus Loan Amendment Agreement (the "Omnibus Loan Amendment") with Jeffrey I. Binder, Frank Koretsky, Newcan Investment Partners LLC and CLS CO 2016, LLC (collectively, the "Insiders").  Pursuant to the Omnibus Loan Amendment, we agreed with the Insiders to amend certain terms of loans the Insiders made to us for working capital purposes, which loans were initially demand loans, and, except for recent loans made in 2017, were later memorialized as convertible loans (the "Insider Loans"), in exchange for the agreement of the Insiders to convert all Insider Loans where funds were advanced prior to January 1, 2017, which total $2,537,750, plus $166,490 of accrued interest thereon, into an aggregate of 10,816,960 shares of our common stock, and forego the issuance of warrants to purchase our common stock upon conversion.  This resulted in the issuance of an additional 7,609,910 shares compared to the original number of shares issuable upon conversion of the Insider Loans prior to the Omnibus Loan Agreement. We valued the shares at $0.125, which was the market price of our stock at the conversion date, and charged the amount of $951,239 to loss on modification of debt during the twelve months ended May 31, 2017.

We entered into the Omnibus Loan Amendment in order to ease the debt burden on us and prevent us from defaulting on the Insider Loans. Pursuant to the Omnibus Loan Amendment, the following amendments were made to the Insider Loans: (a) we reduced the conversion price on the Insider Loans from between $0.75 and $1.07 per share of common stock to $0.25 per share of common stock, in those cases where the conversion price was greater than $0.25, which reduced conversion price exceeds the closing price of the common stock during the last three months; (b) we deleted the requirement to issue warrants to purchase our common stock upon conversion of the Insider Loans; (c) we amended one Insider Loan to permit conversion of only the portion of the Insider Loan related to services that were provided to us prior to January 1, 2017; and (d) we amended the terms of the Insider Loans where funds were advanced on or after January 1, 2017, which Insider Loans were not converted into our common stock, to provide for, where not already the case, a 10% interest rate per annum, a $0.25 conversion price per share of common stock, and the deletion of the requirement that we issue warrants to purchase our common stock upon conversion of such Insider Loans.

CLS CO Note

On August 3, 2016, we borrowed $150,000 from CLS CO 2016, an entity affiliated with Mr. Koretsky.   This note was unsecured and bore interest at the rate of 15% per annum. All interest accruing during the first year was to be added to principal.  Commencing on November 1, 2017, principal was to be payable in four equal quarterly installments, together with accrued interest.  At the note holder's election, at any time prior to payment or prepayment of the loan in full, all principal and accrued interest under the loan was to be converted, in whole or in part, into our securities. Upon such an election, the holder was to receive one "Unit" for each $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share. Pursuant to the Omnibus Loan Agreement, on May 31, 2017, (i) the conversion rate of this convertible note was reduced to $0.25 per share, and (ii) the requirement to issue warrants upon conversion was deleted.  Also on May 31, 2017, principal and accrued interest in the amounts of $150,000 and $9,247, respectively, on the note payable to CLS CO 2016 were converted into a total of 636,988 shares of our common stock.

Over the next twelve months we will require significant additional capital to cover our projected cash flow deficits due to the repayment of the April 2015 Note, payments on the 8% Note, payments on the loans from Jeffrey Binder, Frank Koretsky, and Newcan Investment Partners, LLC, the implementation of our business plan, and the development of alternative revenue sources.  Additionally, we anticipate that we will devote resources to research and development related to the refinement of our patent pending proprietary methods and processes and development of new products. We estimate research and development costs of between $50,000 and $100,000 during the next 12 months.

We currently have two employees, Jeffrey Binder, who serves as the Chairman, President and Chief Executive Officer of the Company, and Alan Bonsett, who serves as the Chief Operating Officer of the Company.   In an effort to assist us conserve cash, Mr. Binder deferred all of his salary through May 31, 2016, which deferred salary totaled $250,000, and on July 20, 2016 he accepted a convertible promissory note from us in lieu of such salary. Mr. Binder also deferred all of his salary from June 1, 2016 through July 31, 2017 and on February 28, 2017, March 31, 2017 and August 23, 2017, Mr. Binder accepted promissory notes from us which include the amounts of $112,500, $37,500, and $25,000, in lieu of such salary. Mr. Binder has deferred all his salary form March 1, 2017 through the date hereof as well. During the year ended May 31, 2016, we issued to Mr. Bonsett a one-time signing bonus of 250,000 shares of restricted common stock of the Company, which became fully vested one year from the effective date of his employment agreement.  We valued the shares at $327,500.  During the years ended May 31, 2017 and 2016 we recognized $0 and $327,500 in share-based compensation, respectively.

We do not currently have the capital necessary to meet our liquidity needs, fund our capital requirements or implement our business plan. We intend to fund our cash flow and capital requirements during the next year from the proceeds of the equity line agreement, the sale of our debt and equity securities, by obtaining additional loans and with cash generated through operations from companies we may acquire in the future. There can be no assurance that we will be able to meet our needs, however, as we have not yet received any commitments for the purchase of our equity securities or for additional loans, and although we have entered into a non-binding letter of intent with Pure Harvest, we have not entered into any definitive agreements to acquire Pure Harvest or other companies.  Because we do not know when we will re-visit commencing operations in Colorado, there can be no assurance that PRH will ever generate sufficient cash to repay the $500,000 loan from CLS Labs Colorado or meet PRH's obligations under the Licensing Agreement or Equipment Lease. Further, due to delay we encountered with the construction of our Colorado processing facility, we have placed our proposed Colorado operations on hold and will pursue revenue opportunities in other states. We anticipate that we will incur operating losses during the next twelve months.

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

During the year ended May 31, 2016, pursuant to a consulting agreement, we agreed to issue 10,000 shares of common stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term.  The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of May 31, 2016 and May 31, 2017, we have included 20,000 shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets.  The shares were valued based on the closing market price on the grant date.

On December 29, 2015, pursuant to a consulting agreement, we agreed to issue 25,000 shares of common stock per month, valued at $21,250, to a consultant in exchange for investor relations consulting services.   The consulting agreement was terminated during the first month of its term.  The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued.  As of May 31, 2016, and May 31, 2017, we had 50,000 shares of common stock, valued at $42,500 included in stock payable on the accompanying balance sheet.  The shares were valued based on the closing market price on the grant date.

In May 2017, pursuant to a consulting agreement, we agreed to issue 25,000 shares of common stock, valued at $3,250, to a consultant in exchange for strategic advisory services.  These shares have not yet been issued, and the amount of $3,250 is included in stock payable on the accompanying balance sheet.

In June 2017, we entered into a letter agreement to amend our September 22, 2014 Investor Relations Consulting Agreement.  Pursuant to the amendment, we agreed to issue the consultant 24,000 shares of our restricted common stock to satisfy $6,000 of past due invoices for services previously rendered by the consultant from January 2017 through June 2017.

Going concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, have an accumulated deficit of $8,991,610 and had a working capital deficit of $1,746,758 at May 31, 2017. In addition, we do not currently have the cash resources to meet our operating commitments during the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by developmental stage companies.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs, to borrow capital and to raise equity to acquire companies, support the opening of processing facilities and to finance ongoing operations. There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted. We are currently evaluating the potential impact of the update on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for us on January 1, 2020. The amendments in this ASU will be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed.

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU becomes effective for us on January 1, 2018, and will be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. We are currently assessing the impact that this standard will have on any awards that are modified once this standard is adopted.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
 Stockholders of CLS Holdings USA, Inc.

We have audited the accompanying consolidated balance sheets of CLS Holdings USA, Inc. as of May 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended May 31, 2017. CLS Holdings USA, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CLS Holdings USA, Inc. as of May 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

Houston, Texas

August 29, 2017

CLS Holdings USA, Inc.
Consolidated Balance Sheet

	May 31,	May 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$78,310	$88,244
Prepaid expenses	1,410	6,742
Total current assets	79,720	94,986

Security deposit	50,000	50,000
Property, plant and equipment, net of accumulated depreciation of $1,784 and $892	890	1,782
Construction in progress	-	106,726
Intangible assets, net of accumulated amortization of $828 and $396	1,330	1,762

Total assets	$131,940	$255,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$581,765	$432,260
Accrued compensation, related party	53,750	266,250
Due to related party	17,930	17,930
Accrued interest	20,171	41,116
Accrued interest, related party	106,022	68,148
Notes payable, related parties	699,208	-
Convertible notes payable, net of discount of $57,644 and $227,475	252,356	72,525
Convertible notes payable, related party, net of discount of $0 and $95,447	-	22,678
Derivative liability	95,276	418,537

Total current liabilities	1,826,478	1,339,444

Noncurrent liabilities
Convertible notes payable, net of discount of $0 and $390,021	-	43,312
Convertible notes payable, related parties, net of discount of $0 and $1,018,657	192,000	230,718
Notes payable, related parties	-	72,750

Total Liabilities	2,018,478	1,686,224

Commitments and contingencies	-	-

Stockholder’s equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,852,944 and 20,350,003 shares issued and outstanding at May 31, 2017 and May 31, 2016, respectively	3,286	2,035
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Additional paid-in capital	7,032,836	2,627,183
Stock payable	68,950	65,700
Accumulated deficit	(8,991,610)	(4,125,886)
Total stockholder’s equity (deficit)	(1,886,538)	(1,430,968)

Total liabilities and stockholders’ equity (deficit)	$131,940	$255,256

See notes to consolidated financial statements.

CLS Holdings USA, Inc.
Consolidated Statements of Operations

	For the Year	For the Year
	Ended May 31,	Ended May 31,
	2017	2016

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Selling, general and administrative expenses	718,770	1,314,225
Startup costs	141,739	-
Professional fees	750,446	955,810
Total operating expenses	1,610,955	2,270,035

Operating loss	(1,610,955)	(2,270,035)

Other (income) expense:
Interest expense	2,571,171	402,021
Loss on modification of related party debt	951,239	-
Loss on modification of debt	43,334	-
Change in fair value of derivative	(310,975)	(61,757)
Total other expense	3,254,769	340,264

Income (Loss) before income taxes	(4,865,724)	(2,610,299)

Income tax expense	-	-

Net income (loss)	$(4,865,724)	$(2,610,299)

Net income (loss) per share - basic	$(0.23)	$(0.13)

Net income (loss) per share - diluted	$(0.23)	$(0.13)

Weighted average shares outstanding - basic	20,778,785	20,146,260

Weighted average shares outstanding - diluted	20,778,785	20,146,260

See notes to consolidated financial statements.

CLS Holdings USA, Inc.
Consolidated Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid In	Stock	Accumulated
	Amount	Value	Capital	Payable	Deficit	Total

Balance, May 31, 2015	20,000,003	$2,000	$887,614	$37,500	$(1,515,587)	$(588,473)
Stock issued for services	100,000	10	89,840	28,200	-	118,050
Share based compensation	250,000	25	327,475	-	-	327,500
Discount on notes from beneficial conversion feature	-	-	1,321,176	-	-	1,321,176
Imputed interest	-	-	1,078	-	-	1,078
Net loss	-	-	-	-	(2,610,299)	(2,610,299)
Balance, May 31, 2016	20,350,003	2,035	2,627,183	65,700	(4,125,886)	(1,430,968)

Settlement of derivative liability	-	-	612,850	-	-	612,850
Common stock issued for conversion of debt	1,685,981	169	137,331	-	-	137,500
Common stock issued for conversion of related party debt	10,816,960	1,082	2,703,158	-	-	2,704,240
Common stock payable for services	-	-	-	3,250	-	3,250
Loss on modification of related party debt	-	-	951,239	-	-	951,239
Imputed interest	-	-	1,075	-	-	1,075
Net loss	-	-	-	-	(4,865,724)	(4,865,724)
Balance, May 31, 2017	32,852,944	$3,286	$7,032,836	$68,950	$(8,991,610)	$(1,886,538)

CLS Holdings USA, Inc.
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended May 31,	Ended May 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,865,724)	$(2,610,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	1,075	1,078
Change in fair value of derivative	(310,975)	(61,757)
Interest expense - excess of discount over principal	-	11,330
Loss on modification of debt	43,334	-
Loss on modification of debt – related party	951,239	-
Issuance of stock for services	3,250	118,050
Note issued as commitment	-	200,000
Stock-based compensation	-	327,500
Amortization of debt discounts	2,274,519	286,317
Depreciation and amortization expense	1,324	1,288
Start-up costs	141,739	-

Changes in assets and liabilities:
Prepaid expenses	5,332	25,058
Accounts payable and accrued expenses	238,387	285,993
Accrued compensation	150,000	161,243
Due to related parties	-	(525)
Accrued interest, related party	204,364	64,811
Accrued interest	(20,169)	38,486

Net cash used in operating activities	(1,182,305)	(1,151,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to acquire equipment	-	(2,674)
Payment for construction in progress	(35,013)	(106,726)

Net cash used in investing activities	(35,013)	(109,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party convertible notes payable	150,000	767,500
Proceeds from related party notes payable	1,447,550	72,750
Proceeds from issuance of convertible note	-	300,000
Principal payments on related party notes payable	(61,000)	-
Principal payments on notes payable	(329,166)	-

Net cash provided by financing activities	1,207,384	1,140,250

Net increase in cash and cash equivalents	(9,934)	(120,577)

Cash and cash equivalents at beginning of period	88,244	208,821

Cash and cash equivalents at end of period	$78,310	$88,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$53,837	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible note issued for unpaid accrued salary	$362,500	$-
Discount on notes due to derivatives	$600,564	$502,296
Discount on related party notes from beneficial conversion feature and warrants	$-	$1,321,176
Related party notes payable reclassified as related party convertible notes payable	$849,750	$1,367,500
Common stock issued for conversion of related party notes payable	$2,704,240	$-
Common stock issued for conversion of convertible notes payable	$137,500	$-
Settlement of derivative liability	$612,850

See notes to consolidated financial statements.

CLS HOLDINGS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $8,991,610 as of May 31, 2017. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months from operations, with loans and/or the sale of debt or equity securities.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $78,310 and $88,244 as of May 31, 2017 and 2016.

Equipment

Property and equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over its estimated useful life.  Computer equipment is being depreciated over a three-year period.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs for the years ended May 31, 2017 and 2016.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $0 and $0 for the years ended May 31, 2017 and 2016, respectively.

Fair Value of Financial Instruments

Pursuant to Accounting Standards Codification (“ASC”) No. 825 - Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheets. The carrying amounts of the Company’s cash and cash equivalents, note receivable, notes payable, accounts payable and accrued expenses, none of which is held for trading, approximate their estimated fair values due to the short-term maturities of those financial instruments.

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

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of certain of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company used for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. The derivative component of the convertible notes issued on March 18, 2016 (the “2016 Convertible Notes”) was valued at issuance, at conversion or redemption, and at each period end. The following assumptions were used for the valuation of the derivative liability related to the 2016 Convertible Notes:

For the year ended May 31, 2017:

- That the quoted market price of the common stock, which decreased from $0.0409 as of November 30, 2016 to $0.1250 as of May 31, 2017, would fluctuate with the Company’s projected volatility;

- That the conversion price of the amended 2016 Convertible Notes would be equal to the lesser of (i) $1.07 or $0.80; or (ii) 75% of the lowest Volume Weighted Average Price (“VWAP”) in the 15 consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date;

- That an event of default at a 24% interest rate would occur 0% of the time, increasing 1.00% per month to a maximum of 10%, and that instead of a penalty, there would be an alternative conversion price;

- That the projected volatility curve from an annualized analysis for each valuation period would be based on the historical volatility of the Company and the term remaining for each note.  The projected volatility was from 265% to 407% during the year ended May 31, 2017;

- That the Company would redeem the notes expiring on September 18, 2017 (with a 130% penalty), projected initially at 50% of the time and increasing monthly by 5.0% to a maximum of 75.0% (from alternative financing being available for a redemption event to occur);

- That the holder would automatically convert the notes at the maximum of 2 times the conversion price or the stock price if the common stock underlying the 2016 Convertible Notes was eligible for sale in compliance with securities laws (assumed at September 18, 2016) and the Company was not in default; and

- That unless an Event of Default occurred, the holder would sell, per trading day, an amount of Common Stock up to the greater of (i) $5,000 or (ii) 25% multiplied by the “Aggregate Amount,” as defined in the 2016 Convertible Notes.

For the year ended May 31, 2016:

- That the quoted market price of the common stock of $1.06 – $0.88 would fluctuate with the Company’s projected volatility;

- That the original conversion prices of the 2016 Convertible Notes, which are fixed at $1.07 and $0.80, or upon default/fundamental transaction at 52%, of the 20 trading day lowest VWAP, would remain in effect;

- That an event of default at a 24% interest rate would occur 0% of the time, increasing 1.00% per month to a maximum of 10%, and that instead of a penalty, there would be an alternative conversion price;

- That the projected volatility curve from an annualized analysis for each valuation period would be based on the historical volatility of the Company and the term remaining for each note.  The projected volatility was from 138% through 161% at issuance, conversion, and at May 31, 2016;

- That the Company would redeem the notes (with a 130% prepayment penalty) projected initially at 0% of the time and increasing monthly by 1.0% to a maximum of 10.0% (from alternative financing being available for a redemption event to occur); and

- That the holder would automatically convert the notes at the maximum of 2 times the conversion price or the stock price if the registration statement was effective (assumed after 180 days) and the Company was not in default.

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

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.  At May 31, 2017 and 2016, the Company excluded from the calculation of fully diluted shares outstanding a total of 1,180,350 and 2,658,441 shares, respectively, issuable upon the conversion of notes payable because the result would have been anti-dilutive.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the year ended May 31, 2017 and 2016.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted. The Company is currently evaluating the potential impact of the update on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for us on January 1, 2020. The amendments in this ASU will be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed.

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU becomes effective for us on January 1, 2018, and will be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that this standard will have on any awards that are modified once this standard is adopted.

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

NOTE 4 – PREPAID EXPENSES

The Company had prepaid expenses of $1,410 and $6,742 at May 31, 2017 and May 31, 2016, respectively, consisting of prepaid legal fees.

NOTE 5 – CONSTRUCTION IN PROGRESS

The Company had construction in progress in the amount of $0 and $106,726 at May 31, 2017 and 2016, respectively, on improvements to its leased facility in Colorado.  During the year ended May 31, 2017, the Company capitalized an additional $35,013 to construction in progress at its leased facility in Colorado. Also during the year ended May 31, 2017, the Company wrote-off the amount of $141,739 of construction in progress at its leased facility in Colorado.

NOTE 6 – SECURITY DEPOSIT

The Company had a security deposit in the amount of $50,000 at May 31, 2017 and 2016.  This amount consists of a deposit to secure office and warehouse space.

NOTE 7 – NOTE RECEIVABLE

During the year ended May 31, 2015, the Company loaned $500,000 (the “Note”) to Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”).  Pursuant to the Note, as amended by the parties effective June 30, 2015, October 31, 2015, April 11, 2016, and May 31, 2016, PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing in the month following the month in which PRH commences generating revenue at the grow facility, which commencement was originally anticipated to occur in the first quarter of 2017, and continuing until paid in full.  The Company is currently unable to estimate when it will commence generating revenues at the grow facility. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing after such initial payment and continuing until paid in full.  All outstanding principal and any accumulated unpaid interest due under the Note is due and payable on the five-year anniversary of the initial payment thereunder.   In the event of default as defined in the agreements underlying the Note, all amounts under the Note shall be due and payable at once.  During the year ended May 31, 2015, the Company recorded an impairment related to the note receivable in the amount of $500,000.  This receivable is recorded on the balance sheet as of May 31, 2017 and 2016 in the amount of $0, net of allowance in the amount of $500,000 (see note 10).

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company had accounts payable and accrued liabilities of $581,765 and $432,260 at May 31, 2017 and May 31, 2016, respectively, consisting of legal fees, consulting fees and other trade payables.

NOTE  9 – RELATED PARTY TRANSACTIONS

For the year ended May 31, 2017:

As of May 31, 2017, the Company owed $37,500 to Jeffrey Binder, its President and Chief Executive Officer, for accrued salary. In July 2016, $250,000 was transferred from accrued salary to a convertible promissory note due to Mr. Binder; in February 2017, an additional $112,500 was transferred from accrued salary to a convertible promissory note due to Mr. Binder (see note 10 ).

As of May 31, 2017, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250.

As of May 31, 2017, the Company had amounts due to related parties of $17,930, representing expenses paid by officers and directors on behalf of the Company. The Company accrued interest at the rate of 6% per annum on these liabilities, and recorded interest expense on these liabilities in the amounts of $1,075 during the year ended May 31, 2017.  This interest accrual was charged to additional paid-in capital.

On May 31, 2017, the Company entered into the Omnibus Loan Amendment Agreement (the “Omnibus Loan Agreement”) with Jeffrey I. Binder, Frank Koretsky, Newcan Investment Partners LLC and CLS CO 2016, LLC (collectively, the “Insiders”). See note 10. Pursuant to the Omnibus Loan Agreement, effective May 31, 2017, the following amounts of principal and accrued interest were converted to common stock of the Company:

		Accrued
	Principal	Interest	# Shares
Jeffrey Binder	$442,750	$19,427	(1,848,708)
Frank Koretsky	1,485,000	130,069	(6,460,276)
Newcan Investment Partners LLC	460,000	7,747	(1,870,988)
CLS CO 2016 LLC	150,000	9,247	(636,988)
Total	$2,537,750	$166,490	(10,816,960)

For the year ended May 31, 2016:

As of May 31, 2016, the Company owed $250,000 to Jeffrey Binder, its President and Chief Executive Officer, for accrued salary.

As of May 31, 2016, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250.

As of May 31, 2016, the Company had amounts due to related parties of $17,930, representing expenses paid by officers and directors on behalf of the Company. The Company accrued interest at the rate of 6% per annum on these liabilities, and recorded interest expense on these liabilities in the amounts of $1,078 during the year ended May 31, 2016.  This interest accrual was charged to additional paid-in capital.

Related Party Notes Payable

The Company has convertible notes payable and notes payable outstanding to Jeffrey Binder, an officer and director, and to Frank Koretsky, a director (see note 10).

NOTE 10 – NOTES PAYABLE

Related Party Notes Payable

On May 31, 2017, the Company entered into an Omnibus Loan Amendment Agreement (the "Omnibus Loan Amendment") with Jeffrey I. Binder, Frank Koretsky, Newcan Investment Partners LLC and CLS CO 2016, LLC (collectively, the "Insiders").  Pursuant to the Omnibus Loan Amendment, the Company agreed with the Insiders to amend certain terms of loans the Insiders made to the Company for working capital purposes, which loans were initially demand loans, and, except for recent loans made in 2017, were later memorialized as convertible loans (the "Insider Loans"), in exchange for the agreement of the Insiders to convert all Insider Loans where funds were advanced prior to January 1, 2017, which totaled $2,537,750, plus $166,490 of accrued interest thereon, into an aggregate of 10,816,960 shares of the Company's common stock at $0.25 per share, and forego the issuance of warrants to purchase the Company's common stock upon conversion.  This resulted in the issuance of an additional 7,609,910 shares compared to the original number of shares issuable upon conversion of the Insider Loans prior to the Omnibus Loan Agreement. The Company valued the shares at $0.125, which was the market price of the Company's stock at the conversion date, and charged the amount of $951,239 to loss on modification of debt during the twelve months ended May 31, 2017. The Company entered into the Omnibus Loan Amendment in order to ease the debt burden on the Company and prevent it from defaulting on the Insider Loans.

Pursuant to the Omnibus Loan Amendment, the following amendments were made to the Insider Loans: (a) the Company reduced the conversion price on the Insider Loans from between $0.75 and $1.07 per share of common stock to $0.25 per share of common stock, in those cases where the conversion price was greater than $0.25, which reduced conversion price exceeded the closing price of the common stock during the three months prior to the Omnibus Loan Amendment; (b) the Company deleted the requirement to issue warrants to purchase the Company’s common stock upon conversion of the Insider Loans; (c) the Company amended one Insider Loan to permit conversion of only the portion of the Insider Loan related to services that were provided to it prior to January 1, 2017; and (d) the Company amended the terms of the Insider Loans where funds were advanced on or after January 1, 2017, which Insider Loans were not converted into the Company’s common stock, to provide for, where not already the case, a 10% interest rate per annum, a $0.25 conversion price per share of common stock, and the deletion of the requirement that the Company issue warrants to purchase its common stock upon conversion of such Insider Loans.

The following tables summarize the Company’s loan balances at May 31, 2017 and 2016:

	May 31,	May 31,
	2017	2016
Note payable to Jeffrey Binder, an officer and director of the Company, for advances to fund operations (the “Binder Funding Notes”). The Binder Funding Notes bear interest at a rate of 6% for loans made through November 30, 2016, and at a rate of 10% for loans made after November 30, 2016.  The Binder Funding Notes have no maturity date and are due on demand.   During the twelve months ended May 31, 2016, Mr. Binder advanced a total of $95,250 to the Company under the Binder Funding Note 1; during the year ended May 31, 2016, $92,500 of this amount was transferred out of the Binder Funding Note 1 and used to fund two new convertible notes payable to Mr. Binder (See Binder Convertible Notes 1 and 2 below).  During the twelve months ended May 31, 2016, the Company accrued interest in the amount of $1,308 on the Binder Funding Note 1. In July 2016, the remaining principal balance of $2,750 in the Binder Funding Note 1 was transferred to a new Convertible Note payable to Mr. Binder (the “Binder Convertible Note 3”).

During the twelve months ended May 31, 2017, Mr. Binder advanced a total of $145,850 to the Company under the Binder Funding Note 1. Also during the year ended May 31, 2017, Mr. Binder loaned the Company an additional $49,700; which was credited to the Binder Funding Note 1.  Also during the year ended May 31, 2017, principal in the amount of $59,750 and accrued interest in the amount of $813 was transferred out of the Binder Funding Note 1 and used to fund two new convertible notes payable to Mr. Binder (See Binder Convertible Notes 3 and 4 below).  Also during the year ended May 31, 2017,  the Company made principal payments in the aggregate amount of $61,000 under the Binder Funding Note 1. During the year ended May 31, 2017, the Company accrued interest in the amount of $1,910 on the Binder Funding Note 1. Effective May 31, 2017, pursuant to the Omnibus Loan Agreement, a conversion feature was added to the Binder Funding Notes whereby principal and accrued interest is convertible into common stock of the Company at a rate of $0.25 per share.
	$77,550	$2,750

Note payable to Frank Koretsky, a director of the Company, for advances to fund operations (the “Koretsky Funding Notes”). The Koretsky Funding Notes bear interest at a rate of 6% for loans made through November 30, 2016, and at a rate of 10% for loans made after November 30, 2016.  The Koretsky Funding Notes have no maturity date and are due on demand.   During the twelve months ended May 31, 2017, Mr. Koretsky advanced $550,000 to the Company under the Koretsky Funding Notes. Also during the twelve months ended May 31, 2017, $210,000 of principal and $1,346 of accrued interest was transferred out of the Koretsky Funding Notes and used to fund a new convertible notes payable to Mr. Koretsky (see Koretsky Convertible Note 3 below).  Also during the twelve months ended May 31, 2017, principal and accrued interest in the amounts of $410,000 and $4,046, respectively, were transferred out of the Koretsky Funding Notes and contributed to the Newcan Funding Notes (see Newcan Funding Notes, below).  During the twelve months ended May 31, 2017,  the Company accrued interest in the amount of $5,104 on the Koretsky Funding Notes.
	-	70,000

Notes payable to Newcan Investment Partners, LLC (“Newcan”), an entity owned by Frank Koretsky, a director of the Company, for advances to fund operations (the “Newcan Funding Notes”). The Newcan  Funding Notes  bear interest at a rate of  10%.  The Newcan  Funding Notes  have no maturity date and are due on demand.  During the twelve months ended May 31, 2017,  principal and interest in the amount of $410,000 and $4,046, respectively, were transferred from the Koretsky Funding Notes into the Newcan Funding Notes (see Koretsky Funding Notes, above). Also during the year ended May 31, 2017, Newcan  advanced $791,658 to the Company under the Newcan Funding Notes. Also during the year ended May 31, 2017, principal in the amount of $460,000 and accrued interest in the amount of $7,747, respectively, were transferred from the Newcan Finding Notes and used to fund the Newcan Convertible Notes 2 and 3 (see below); also during the year ended May 31, 2017, principal and accrued interest in the amounts of $120,000 and $2,121,  respectively, were  transferred out of the Newcan Funding Notes  in order to fund the Newcan  Convertible Note 1; see below.  During the twelve months ended May 31, 2017, the Company accrued interest in the amount of $13,434 on this note.  Effective May 31, 2017, pursuant to the Omnibus Loan Agreement, a conversion feature was added to the Newcan Funding Notes whereby principal and accrued interest is convertible into common stock of the Company at a rate of $0.25 per share.
	621,658	-

Total - Notes Payable, Related Parties	$699,208	$72,750

May 31,	May 31,
2017	2016
Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated January 12, 2016 and due January 1, 2019 (the “Binder Convertible Note 1”).  This note bears interest at the rate of 6% per annum. No payments are required until January 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2017, the first of eight principal payments in the amount of $6,250 will be due; subsequent principal payments will due on the first day of each July, October, January, and April until paid in full. This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $0.75 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.00 per share (post Reverse-Split).  The Company recognized a discount of $50,000 on the value of the beneficial conversion feature at the time of issuance.  During the twelve months ended May 31, 2016, $9,599 of this discount was charged to operations.  During the twelve months ended May 31, 2016, the Company accrued interest in the amount of $1,151 on this note.

Pursuant to the Omnibus Loan Agreement, on May 31, 2017, (i) the conversion rate of the Binder Convertible Note 1 was changed to $0.25 per share, and principal and accrued interest in the amounts of $50,000 and $3,872, respectively, were converted into a total of 215,488 shares of common stock; and (ii) the requirement to issue warrants upon conversion was deleted.  During the twelve months ended May 31, 2017, the remaining discount on the Binder Convertible Note 1 in the amount of $40,401 was charged to operations, and the Company accrued interest in the amount of $3,000.
-	50,000

Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated April 8, 2016 and due April 1, 2019 (the “Binder Convertible Note 2”).  During the year ended May 31, 2016, Mr. Binder made advances to the Company in the aggregate amount of $95,250 (see Binder Funding Notes); $42,500 of this amount was used to fund the Binder Convertible Note 2.  This note bears interest at the rate of 6% per annum through February 29, 2017 and 10% per annum thereafter. No payments are required until April 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on July 1, 2017, the first of eight principal payments in the amount of $5,313 will be due; subsequent principal payments will due on the first day of each October, January, April, and July until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  The Company recognized a discount of $37,840 on the value of the beneficial conversion feature at the time of issuance.  During the twelve months ended May 31, 2016, $7,263 of this discount was charged to operations.  During the twelve months ended May 31, 2016, the Company accrued interest in the amount of $773 on this note.

Pursuant to the Omnibus Loan Agreement, on May 31, 2017, (i) the conversion rate of the Binder Convertible Note 2 was changed to $0.25 per share, and principal and accrued interest in the amounts of $42,500 and $3,583, respectively, were converted into a total of 184,332 shares of common stock; and (ii) the requirement to issue warrants upon conversion was deleted.  During the twelve months ended May 31, 2017, the remaining discount on the Binder Convertible Note 2 in the amount of $35,260 was charged to operations, and the Company accrued interest in the amount of $4,287.
-	42,500

May 31, 2017	May 31, 2016
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

Pursuant to the Omnibus Loan Agreement, on May 31, 2017, (i) the conversion rate of the Binder Convertible Note 3 was changed to $0.25 per share, and principal and accrued interest in the amounts of $262,750 and $11,972, respectively, were converted into a total of 1,098,888 shares of common stock; and (ii) the requirement to issue warrants upon conversion was deleted.  During the twelve months ended May 31, 2017, the Company accrued interest in the amount of $22,742 on the Binder Convertible Note 3.
-	-

Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated March 31, 2017  (the “Binder Convertible Note 4”).  The Binder Convertible Note 4 was funded with the conversion of $112,500 of unpaid accrued salary due to Mr. Binder and $47,000 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 10% per annum. No interest payments are required until April 1, 2018, at which time all accrued interest becomes due and payable.  Commencing on July 1, 2018, the first of eight principal payments in the amount of $19,938 will become due; subsequent principal payments will become due on the first day of each October, January, April, and July until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $0.25 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $0.25 per share.

Pursuant to the Omnibus Loan Agreement, on May 31, 2017, the requirement to issue warrants upon conversion was deleted, and principal in the amount of $87,500 was converted into a total of 350,000 shares of common stock.  The remaining principal balance of $72,000 will be due in eight quarterly payments in the amount of $9,000 commencing July 1, 2018; subsequent principal payments will become due on the first day of each October, January, April, and July until paid in full.  During the twelve months ended May 31, 2017, the Company accrued interest in the amount of $2,666 on the Binder Convertible Note 4.
72,000	-

May 31, 2017	May 31, 2016
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

Pursuant to the Omnibus Loan Agreement, on May 31, 2017, (i) the conversion rate of the Koretsky Convertible Note 1 was changed to $0.25 per share, and principal and accrued interest in the amounts of $895,000 and $83,089, respectively, were converted into a total of 3,912,356 shares of common stock; and (ii) the requirement to issue warrants upon conversion was deleted.  During the twelve months ended May 31, 2017, the remaining discount on the Koretsky Convertible Note 1 in the amount of $732,178 was charged to operations, and the Company accrued interest in the amount of $53,700.
-	895,000

Unsecured convertible note issued to Frank Koretsky, a director of the Company, dated April 8, 2016 and due April 1, 2019 (the “Koretsky Convertible Note 2”). During the years ended May 31, 2016 and 2015, Mr. Koretsky made advances to the Company in the amounts of $745,000 and $600,000, respectively (a total of $1,345,000), pursuant to note payable agreements (see Koretsky Funding Notes). During the year ended May 31, 2016, $380,000 of this amount was used to fund the Koretsky Convertible Note 2.  This note bears interest at the rate of 6% per annum through February 29, 2017 and 10% per annum thereafter. No payments are required until April 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on July 1, 2017, the first of eight principal payments in the amount of $47,500 will be due; subsequent principal payments will due on the first day of each October, January, April, and July until paid in full. This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share (post Reverse-Split).  The Company recognized a discount of $338,336 on the value of the beneficial conversion feature at the time of issuance.  During the twelve months ended May 31, 2016, $64,939 of this discount was charged to operations.  During the twelve months ended May 31, 2016, the Company accrued interest in the amount of $7,100 on this note.

Pursuant to the Omnibus Loan Agreement, on May 31, 2017, (i) the conversion rate of the Koretsky Convertible Note 2 was changed to $0.25 per share, and principal and accrued interest in the amounts of $380,000 and $35,302, respectively, were converted into a total of 1,661,208 shares of common stock; and (ii) the requirement to issue warrants upon conversion was deleted.  During the twelve months ended May 31, 2017, the remaining discount on the Koretsky Convertible Note 2 in the amount of $315,265 was charged to operations, and the Company accrued interest in the amount of $38,000.
380,000

May 31, 2017	May 31, 2016
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

Pursuant to the Omnibus Loan Agreement, on May 31, 2017, (i) the conversion rate of the Koretsky Convertible Note 3 was changed to $0.25 per share, and principal and accrued interest in the amounts of $210,000 and $11,678, respectively, were converted into a total of 886,712 shares of common stock; and (ii) the requirement to issue warrants upon conversion was deleted.  During the twelve months ended May 31, 2017, the Company accrued interest in the amount of $19,021 on the Koretsky Convertible Note 3.
-	-

Unsecured convertible note issued to Newcan, an entity owned by Frank Koretsky, a director of the Company, dated March 31, 2017  (the “Newcan Convertible Note 1”).  The Newcan Convertible Note 1 was funded with the conversion of $120,000 of advances made to the Company under the Newcan  Funding Notes.  This note bears interest at the rate of 10% per annum. No interest payments are required until April 1, 2018, at which time all accrued interest becomes due and payable.  Commencing on July 1, 2018, the first of eight principal payments in the amount of $15,000 will become due; subsequent principal payments will become due on the first day of each October, January, April, and July until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $0.25 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $0.25 per share.  During the twelve months ended May 31, 2017, the Company accrued interest in the amount of $2,005 on the Koretsky Convertible Note 4. Pursuant to the Omnibus Loan Agreement, on May 31, 2017, the requirement to issue warrants upon conversion was deleted.
120,000	-

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

Pursuant to the Omnibus Loan Agreement, on May 31, 2017, (i) the conversion rate of the CLS CO 2016 Note was changed to $0.25 per share, and principal and accrued interest in the amounts of $150,000 and $9,247, respectively, were converted into a total of 636,988 shares of common stock; and (ii) the requirement to issue warrants upon conversion was deleted.  During the twelve months ended May 31, 2017, the Company accrued interest in the amount of $18,555 on the CLS CO 2016 Note.
-	-

	May 31, 2017	May 31, 2016
Unsecured convertible note issued to Newcan, dated January 10, 2017 and due January 2, 2020 (the “Newcan Convertible Note 2”).  The Newcan Convertible Note 2 was funded with $410,000 of advances Newcan  made to the Company under the Newcan Funding Notes.  This note bears interest at the rate of 10% per annum. No payments are required until January 2, 2018, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2018, the first of eight principal payments in the amount of $51,250 will become due; subsequent principal payments will become due on the first day of each, July, October, January, and April until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share.

Pursuant to the Omnibus Loan Agreement, on May 31, 2017, (i) the conversion rate of the Newcan Convertible Note 2 was changed to $0.25 per share, and principal and accrued interest in the amounts of $410,000 and $7,527, respectively, were converted into a total of 1,670,108 shares of common stock; and (ii) the requirement to issue warrants upon conversion was deleted.  During the twelve months ended May 31, 2017, the Company accrued interest in the amount of $15,838 on the Newcan Convertible Note 2.
	-	-

Unsecured convertible note issued to Newcan, dated January 10, 2017 and due January 2, 2020 (the “Newcan Convertible Note 3”).  The Newcan Convertible Note 3 was funded with $50,000 of advances Newcan  made to the Company under the Newcan Funding Notes.  This note bears interest at the rate of 10% per annum. No payments are required until January 2, 2018, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2018, the first of eight principal payments in the amount of $6,250 will become due; subsequent principal payments will become due on the first day of each July, October, January, and April until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share.

Pursuant to the Omnibus Loan Agreement, on May 31, 2017, (i) the conversion rate of the Newcan Convertible Note 3 was changed to $0.25 per share, and principal and accrued interest in the amounts of $50,000 and $220, respectively, were converted into a total of 200,880 shares of common stock; and (ii) the requirement to issue warrants upon conversion was deleted.  During the twelve months ended May 31, 2017, the Company accrued interest in the amount of $2,822 on the Newcan Convertible Note 3.
	-	-

Total – Convertible Notes Payable, Related Parties	$192,000	$1,367,500
Less: Discount	-	(1,114,104)
Convertible Notes Payable, Related Parties, Net of Discounts	$192,000	$253,396

Convertible Notes Payable, Related Parties, Current Portion	$-	$118,125
Convertible Notes Payable, Related Parties, Long-term Portion	$192,000	$1,249,375

Convertible Notes Payable, Related Parties, Net of Discounts, Current Portion	$-	$22,678
Convertible Notes Payable, Related Parties, Net of Discounts, Long-term Portion	$192,000	$230,718

May 31, 2017	May 31, 2016
Convertible promissory note issued to an unaffiliated third party due April 29, 2018 (the “April 2015 Note”).  During the twelve months ended May 31, 2015, the lender loaned the Company the amount of $200,000 pursuant to this note.  The April 2015 Note bears interest at a rate of 15% per annum.  On the first anniversary of this note, the all then accrued interest became due. Thereafter, the Company is required to make eight equal payments of principal together with accrued interest, quarterly in arrears, commencing on July 1, 2016 until paid in full.  The note and any accrued unpaid interest is convertible into common stock of the Company.   For each dollar converted, the note holder shall receive two shares of common stock and one three-year warrant to purchase 1.33 shares of common stock at $0.75 per share.  The Company recognized a discount of $200,000 on the April 2015 Note related to the value of the beneficial conversion feature at the time of issuance.  During the twelve months ended May 31, 2016, $66,667 of this discount was charged to operations.  During the twelve months ended May 31, 2016, the Company accrued interest in the amount of $30,082 on this note.

During the year ended May 31, 2017, the Company repaid principal in the amount of $100,000 and interest in the amount of $53,837 on this note. Also during the year ended May 31, 2017, the Company charged $100,545 of the discount to operations, and accrued interest in the amount of $22,440 on the April 2015 Note.
100,000	200,000

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

On October 6, 2016, the 10% Notes were amended to increase the interest rate to 15% (effective August 1, 2016) and subsequently amended November 28, 2016 to convert the 10% Notes from installment notes to “balloon” notes, with all principal and accrued interest due on September 18, 2017.  In exchange for amending the terms of the 10% Notes, the Company increased the outstanding principal balance by 10% to $366,666; pursuant to this modification, the Company recorded a loss on modification of debt in the amount of $33,334.  In addition, the Fixed Conversion Price was changed to a variable conversion price equal to the lesser of the prior Fixed Conversion Price or 75% of the lowest VWAP in the fifteen trading days ending on the trading day immediately prior to the conversion date.  The 10% Notes were revalued as of the November 28, 2016 amendment and the Company recognized a discount of $366,666 on the value of the embedded derivative.  During the three months ended February 28, 2017, Old Main converted an aggregate of $100,000 of principal, in six transactions, into 828,173 shares of common stock.

On March 27, 2017, the Company entered into a further amendment to the Convertible  Promissory Notes issued on March 18, April 22 and May 27, 2016, whereby the Company agreed to prepay all amounts due under the 10% Notes on or before April 1, 2017, which amount was agreed to be $372,670, consisting of principal in the amount of $229,166, accrued interest in the amount of $57,504, and a prepayment penalty in the amount of $86,000.  The payment to Old Main of $372,670 was made from the proceeds of loans to the Company made by Newcan and Jeffrey Binder, who are either officers and directors of the Company or affiliates of officers and directors of the Company.  These loans are reflected in the Newcan Funding Notes (see above, $323,000); and the Binder Funding Note 1 (see above, $49,700).  Also, during the year ended May 31, 2017, the Company accrued interest in the amount of $52,344 on the 10% notes.
-	333,332

	May 31, 2017	May 31, 2016
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

On November 28, 2016, the 8% Note was amended converting the note from an installment note to a “balloon” note, with all principal and accrued interest due on March 18, 2017.  In addition, the Fixed Conversion Price was changed to a variable conversion price equal to the lesser of the prior Fixed Conversion Price or 75% of the lowest VWAP in the fifteen trading days ending on the trading day immediately prior to the conversion date.  The November 28, 2016 amendment required an extinguishment analysis of the 8% Note resulting in gain on extinguishment of debt in the amount of $81,496 for the nine months ended February 28, 2017.  The gain on extinguishment of debt was included in additional paid-in capital at February 28, 2017.  The 8% Note was revalued as of the November 28, 2016 amendment and the Company recognized a discount of $169,476 on the value of the embedded derivative. At February 28, 2017 and May 31, 2016, the amount of discount remaining on these notes was $118,998 and $163,586, respectively.

On March 27, 2017, the Company entered into a further amendment to the convertible promissory notes issued on March 18, April 22 and May 27, 2016, whereby the Company agreed to increase the outstanding amount due under the 8% Note as of March 18, 2017 by 5%, or $10,000.  In exchange for doing so, Old Main agreed to extend the maturity of the 8% Note until July 1, 2017 and to suspend conversions under the 8% Note until July 1, 2017.  Also during the year ended May 31, 2017, the Company accrued interest in the amount of $17,207 on the 8% Note.
	210,000	200,000

Total - Convertible Notes Payable	$310,000	$733,332
Less: Discount	(57,644)	(617,495)
Convertible Notes Payable, Net of Discounts	$252,356	$115,837

Total - Convertible Notes Payable, Current Portion	$310,000	$300,000
Total - Convertible Notes Payable, Long-term Portion	$-	$433,332

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$252,356	$72,525
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$-	$43,312

Discounts on notes payable amortized to interest expense:	$252,356	$286,317

Beneficial Conversion Features

The 8% Note and the 10% Notes contain conversion features that create derivative liabilities. The pricing model the Company used for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. The derivative components of the 8% and 10% Convertible Notes were valued at issuance, at conversion, at restructure, and at period end. See note 3 and note 10.

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

	May 31,
	2017	2016
Volatility	64% to 138%	89% to 107%
Dividends	-	-
Risk-free interest rates	0.86% to 1.19%	1.18% to 0.91%
Term (years)	1.25 to 3	3

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 32,852,944 and 20,350,003 shares of common stock issued and outstanding as of May 31, 2017 and 2016, respectively.

The Company recorded imputed interest of $1,075 and $1,078 during the year ended May 31, 2017 and 2016 on related party payables due to a director and officer of the Company.

On August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Mr. Bonsett was entitled to a one-time signing bonus of 250,000 shares of restricted common stock of the Company, which became fully vested one year from the effective date of the agreement.  The shares were issued on January 19, 2016.  The Company valued the shares at $327,500 based on the stock price at August 3, 2015.  During the year ended May 31, 2016, the Company recognized $327,500 in share based compensation.

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

On November 28, 2016, the Company amended the 2016 Convertible Notes, which was treated as an extinguishment and reissuance of the debt.  As a result, the Company recorded a gain on the settlement of derivative liability in the amount of $254,114, which was included in additional paid-in-capital at May 31, 2017.

Common Stock

Year ended May 31, 2017:

From December 21, 2016, through March 14, 2017, Old Main, holder of the 2016 Convertible Notes, converted an aggregate of $137,500 of principal, in eight transactions, into 1,685,981 shares of common stock.  As a result of the conversions, the Company charged  the amount $143,325 to additional paid-in capital related to settlement of derivative liability.  See note 10.

In May 2017, the Company agreed to issue 25,000 shares of common stock with a fair value of $3,250 to a service provider. At May 31, 2017, these shares had not been issued, and the amount of $3,250 is included in stock payable on the Company’s balance sheet.

In March 2017, the Company entered into a modification agreement regarding the 8% Promissory Note due to Old Main, and the derivative liability in the amount of $70,143 related to the conversion feature of this note was charged to additional paid-in capital. See note 10.

In May 2017, the Company paid the 10% Notes due to Old Main, and the derivative liability in the amount of $145,268 related to the conversion feature of this note was charged to additional paid-in capital.  See note 10.

On May 31, 2017, pursuant to the Omnibus Loan Agreement, four related party convertible noteholders converted principal and interest in the aggregate amount of $2,537,750 and $166,490, respectively, into a total of 10,816,960 shares of common stock.  As a result of the conversions, the Company charged the amount $951,239 to loss on modification of debt.  See note 10.

Year ended May 31, 2016:

On August 28, 2015, the Company issued 60,000 shares of common stock, valued at $45,000, to a consultant for services.  Of these shares, 50,000 were valued at $37,500, and were included in stock payable as of May 31, 2015.  The shares were valued based on the closing market price of the common stock on the grant date.

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

On October 15, 2015, pursuant to a consulting agreement, the Company agreed to issue 10,000 shares of common stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term.  The parties are in discussions regarding whether any shares of the Company’s common stock have been earned and it is uncertain whether any shares will be issued. As of May 31, 2016, the Company had included 20,000 shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets.  The shares were valued based on the closing market price of the common stock on the grant date.

On December 29, 2015, pursuant to a consulting agreement commencing on January 4, 2016, the Company agreed to issue 25,000 shares of common stock per month, valued at $21,250 per month, to a consultant in exchange for investor relations consulting services.   The consulting agreement was terminated during the first month of its term.  The parties are in discussions regarding whether any shares of the Company’s common stock have been earned and it is uncertain whether any shares will be issued.  As of May 31, 2016, the Company had 50,000 shares of common stock, valued at $42,500 included in stock payable on the accompanying balance sheet.  The shares were valued based on the closing market price of the common stock on the grant date.

On January 19, 2016, the Company issued 250,000 shares of restricted common stock with a fair value of $327,500 to its Chief Operating Officer as a signing bonus.  The shares vested on August 1, 2016.

NOTE 12 – INCOME TAXES

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

As of May 31, 2017 and 2016, the Company had incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	May 31,	May 31,
	2017	2016
Federal and state statutory rate	34%	34%
Net operating loss carry forwards	1,386,438	787,513
Valuation allowance for deferred tax assets	(1,386,438)	(787,513)
Net deferred tax assets	-	-

As of May 31, 2017 and 2016, the Company had net operating loss carry forwards of approximately $1,386,438 and $787,513 available to offset future taxable income.  The net operating loss carry forwards, if not utilized, will begin to expire in 2037.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at May 31, 2017 and 2016.  The Company had no uncertain tax positions as of May 31, 2017.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Arrangement

The Company, through CLS Labs Colorado, leases 42,392 square feet of warehouse and office space (the “Leased Space”) in a building located on 1.92 acres in Denver Colorado. CLS Labs Colorado subleases the Leased Space to Picture Rock Holdings, LLC as part of an arrangement whereby Picture Rock Holdings, LLC and its affiliate will conduct certain intended activities, including growing, extraction, conversion, assembly and packaging of cannabis and other plant materials, as permitted by and in compliance with state, city and local laws, rules, ordinances and regulations.  Total expense for the lease was $177,844 for the years ended May 31, 2017 and 2016.

Future annual minimum base rental payments for the lease as of May 31, 2017 are approximately as follows:

For the 12 months ended May 31,
2018	177,845
2019	177,845
2020	177,845
2021	148,202
Thereafter	-
Total	681,737

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman, President and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs’ common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.  On April 28, 2015, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed that following the Merger, in addition to his obligations to CLS Labs, he would serve the Company and its subsidiaries in such roles as the Company may request.  In exchange, the Company agreed to assume the obligations of CLS Labs to grant Mr. Binder annual stock options, as referenced above.  Mr. Binder continues to receive an annual salary of $150,000 from CLS Labs for serving as its Chairman, President and Chief Executive Officer.  My Binder deferred all of the salary payable to him under his employment agreement through May 31, 2016.  On July 20, 2016, the Company issued Mr. Binder a convertible note in exchange for $250,000 in deferred salary, among other amounts owed to Mr. Binder by the Company; on February 28, 2017, the Company issued Mr. Binder an additional convertible note in exchange for $112,500 in deferred salary.  As of May 31, 2017 and 2016, the Company had accrued compensation due to Mr. Binder in the amount of $37,500 and $250,000.

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

At May 31, 2016, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,290.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at May 31, 2017 and 2016.

	May 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$95,276	$95,276

	May 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$418,537	$418,537

The estimated fair values of the Company’s derivative liabilities are as follows:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of May 31, 2015	$-

Issuances	480,294

Revaluation gain	(61,757)

Balance as of May 31, 2016	$418,537

Issuances	600,564

Convert or Redeem	(612,850)

Revaluation gain	(310,975)

Balance as of May 31, 2017	$95,276

NOTE 15 – SUBSEQUENT EVENTS

On July 6, 2017, the Company entered into Amendment #4 to Convertible Promissory Note Issued on March 18, 2016 (the “Fourth Amendment”) to further amend the terms of the 8% Note, which is the only Note that remains outstanding.  Pursuant to the Fourth Amendment, the maturity date of the 8% Note was extended to July 15, 2017 and the outstanding balance of the 8% Note as of June 30, 2017 was increased by multiplying it by 1.075.  The Fourth Amendment was effective on June 30, 2017.

In order to raise additional capital, make provision for the repayment of certain convertible promissory notes and acquire certain operating companies in synergistic businesses, on June 29, 2017, the Company entered into a non-binding letter of intent (the “LOI”) with Pure Harvest Cannabis Producers, Inc. (“Pure Harvest”) to (i) arrange for the sale of that certain 8% convertible promissory note in the original principal amount of $200,000 made by the Corporation in favor of Old Main Capital, LLC (the “Old Main Note”) by Old Main Capital, LLC; (ii) arrange for the sale of that certain 15% convertible promissory note in the original principal amount of $200,000 made by the Corporation in favor of Dr. Trocki (the “Trocki Note”) by Dr. Trocki; (iii) arrange for the sale of certain unrestricted shares of common stock of the Company by certain unaffiliated shareholders to certain persons named by Pure Harvest; (iv) arrange for the sale of certain restricted shares of common stock by the Company by certain affiliated shareholders to certain persons named by Pure Harvest; (v) arrange for the assumption of certain debt of the Corporation by certain of the Company’s affiliates; (vi) structure certain private securities offerings of the Company’s securities; and (vii) acquire certain assets of Pure Harvest.  As the first step of implementing the LOI, the Company authorized and designated 650,000 shares of its preferred stock as “Series A Preferred Stock” with the intention of requiring the purchasers of the Old Main Note and the Trocki Note to convert such convertible debt into preferred stock.  No preferred stock has been issued to date.

In June 2017, the Company entered into a letter agreement to amend its September 22, 2014 Investor Relations Consulting Agreement.  Pursuant to the amendment, the Company agreed to issue the consultant 24,000 shares of its restricted common stock to satisfy $6,000 of past due invoices for services previously rendered by the consultant from January 2017 through June 2017.

On August 23, 2017, Jeffrey Binder exchanged $115,050 and $72,767 in principal on Binder Funding Notes for the Binder Convertible Note 5 and the Binder Convertible Note 6.  On the same date, Newcan Investment Partners, LLC exchanged $621,658 and $70,000 in principal on Newcan Funding Notes for Newcan Convertible Note 4 and Newcan Convertible Note 5.  These notes bear interest at the rate of 10% per annum. No payments are required until October 1, 2018, at which time all accrued interest becomes due and payable.  Commencing on January 2, 2019, the first of eight equal principal payments will become due; subsequent principal payments will become due on the first day of each April, July, October and January until paid in full.  These notes and accrued interest under these notes may be converted, in whole or in part, into one share of common stock for each $0.25 converted.

On August 23, 2017, the Company entered into Amendment #5 to Convertible Promissory Note Issued on March 18, 2016 (the "Fifth Amendment") to further amend the terms of the 8% Note.  Pursuant to the Fifth Amendment, the maturity of the 8% Note was extended to September 15, 2017.  The outstanding balance remained unchanged.  The Fifth Amendment was effective on July 15, 2017.

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

Below are the names of and certain information, including business experience during the past five years, regarding our current executive officers and directors:

Name	Age	Title	Term Expires
Jeffrey Binder	70	Chairman, President, Chief Executive Officer and Director	2017
Frank Koretsky	54	Director	2016
Alan Bonsett	43	Chief Operating Officer	--

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

Our amended and restated articles of incorporation provide that the board of directors be divided into three classes with each class serving a staggered three-year term. The term of Class I expires at our 2018 annual meeting, the term of Class II expired at our 2016 annual meeting, and the term of Class III expires at our 2017 annual meeting. Frank Koretsky serves as the sole member of Class II and Jeffrey Binder serves as the sole member of Class III. Class I is currently unrepresented. We did not hold a 2015 or 2016 annual meeting due to our present desire to conserve cash and focus on financing the Company.  As a result, Mr. Koretsky is continuing to serve as our Class II director since his successor has not been elected, and the Class I director may be elected by our existing directors once we identify a suitable candidate. Executive officers are appointed by the board of directors and serve at its pleasure. None of our directors are independent, as that term is defined by Nasdaq rules.  None of our directors is a financial expert, as that term is defined by the SEC.

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

Board of Directors and Corporate Governance

Upon the closing of the Merger, Frank Koretsky was appointed to our board of directors. The board currently consists of two (2) members and is divided into three classes with each class of directors serving a staggered three-year term. Frank Koretsky’s term as a director expired in 2016 but he continues to hold office until his successor is elected.  Jeffrey Binder holds office until our 2017 annual meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended May 31, 2017, Mr. Jeffrey I. Binder, one of our officers and directors, failed to file one Form 4 on a timely basis.  This Form 4 reflected two transaction in our securities.

During the year ended May 31, 2017, Mr. Frank Koretsky, one of our directors, failed to file one Form 4 on a timely basis.  This Form 4 reflected three transactions in our securities.

Item 11.  Executive Compensation.

As a smaller reporting company, we are required to disclose the executive compensation of our named executive officers, which consist of the following individuals, for the fiscal years ended May 31, 2016 and May 31, 2017, respectively: (i) any individual serving as our principal executive officer or acting in a similar capacity during such fiscal years; (ii) the two other most highly compensated executive officers of the Company serving as executive officers at the end of the most recently completed fiscal year; and (iii) any additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the most recently completed fiscal year.

Summary Compensation Table

The following table discloses compensation paid or to be paid to our named executive officers for the fiscal years ended May 31, 2016 and May 31, 2017, respectively.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)

Jeffrey Binder,	2017	150,000	—	—		—	—	—		150,000
Chairman, President and Chief Executive Officer(1)	2016	150,000	—	—		—	—	—		150,000

Alan Bonsett,	2017	150,000						9,000	(3)	159,000
Chief Operating Officer(2)	2016	118,750	—	327,500	(4)	—	—	---		446,250
_________________________
1
Although Mr. Binder’s employment agreement provides for an annual salary of $150,000 per annum; to date, he has deferred all compensation from the Company, including the referenced salary, which has been converted to convertible promissory notes due to him. At present, Mr. Binder also serves as our Chief Financial Officer.

2	Mr. Bonsett and the Company entered into an employment agreement effective August 1, 2015 and he was appointed Chief Operating Officer of the Company effective August 15, 2015.
3	Amount represents auto allowance paid to Mr. Bonsett.
4	Amount represents shares of restricted stock issued to Mr. Bonsett, which vested in August 2016.

Narrative Disclosure to Summary Compensation Table

We currently do not have a stock option plan or any other incentive plan that provides for compensation intending to serve as an incentive for performance except as provided in the employment agreements of Mr. Binder and Mr. Bonsett as described below.

The following is a narrative discussion of our officers’ employment agreements that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table with respect to fiscal years 2016 and 2017.

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

On April 28, 2015, Mr. Binder, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed that following the Merger, in addition to his obligations to CLS Labs, he would serve the Company and its subsidiaries in such roles as the Company may request. In exchange, the Company agreed to assume the obligations of CLS Labs to grant Mr. Binder annual stock options, as referenced above. Mr. Binder continues to receive an annual salary of $150,000 from CLS Labs for serving as its Chairman, President and Chief Executive Officer. Mr. Binder deferred all of the $250,000 in salary payable to him under his employment agreement through May 31, 2016. On July 20, 2016 and March 31, 2017, we issued Mr. Binder convertible promissory notes in exchange for $250,000 and $112,500 in deferred salary, respectively, among other amounts owed to Mr. Binder by the Company.

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

Outstanding Equity Awards at May 31, 2017

None of our named executive officers had any outstanding stock options or unvested equity awards as of May 31, 2017.

Director Compensation

To date, we have not paid our directors any compensation for services on our board of directors.  Our directors are, however, entitled to receive compensation as determined by the board of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of August 15, 2017 by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Our only class of voting securities is our common stock. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement. To our knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. There were 32,876,944 shares of common stock issued and outstanding on August 15, 2017.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o CLS Holdings USA, Inc., 11767 S. Dixie Hwy, Suite 115, Miami, FL 33156.  Pursuant to SEC rules, we have included shares that the person has the right to acquire within 60 days from August 15, 2017.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class
Jeffrey I. Binder	7,734,908	(2)	22.9%
Raymond Keller	5,000,000		15.2%
Frank Koretsky	16,920,252	(3)	47.2%
Newcan Investment Partners, LLC (4)	4,822,988		13.5%
Alan Bonsett	250,000		0.8%
All directors and executive officers as a group (3 persons) (5)	29,905,160	(5)	81.5%
____________________________
1	Except as otherwise indicated, to our knowledge, the persons named in this table have sole voting, investment and dispositive power with respect to all shares of common stock listed.

2
Includes 6,848,708 shares of common stock owned by Mr. Binder, and 886,200 shares of common stock issuable upon the conversion of a convertible promissory note and demand convertible promissory notes issued to Mr. Binder, which notes are currently convertible.  Excludes shares issuable upon the conversion of interest accrued and accruing under the outstanding convertible promissory note and demand convertible notes issued to Mr. Binder.

3
Includes 12,097,264 shares of common stock owned by Mr. Koretsky and 1,870,988 shares of common stock owned by Newcan Investment Partners, LLC, an entity that is wholly owned by Mr. Koretsky, and 2,952,000 shares of common stock issuable upon the conversion of a convertible promissory note and demand convertible notes issued to Newcan, which notes are currently convertible.  Excludes shares issuable upon the conversion of interest accrued and accruing on the outstanding convertible promissory note and demand convertible notes issued to Newcan.

4
Newcan Investment Partners, LLC is wholly owned by Mr. Koretsky.  Includes 1,870,988 shares of common stock owned by Newcan Investment Partners, LLC, and 2,952,000 shares issuable upon the conversion of a convertible promissory note and demand convertible notes issued to Newcan, which notes are currently convertible.  Excludes shares of common stock that may be issued upon the conversion of interest accrued or accruing on the outstanding convertible promissory note and demand convertible notes issued to Newcan.

5
Includes (a) 24,195,972  shares of common stock currently held by officers and directors; (b) 886,200 shares of common stock issuable upon the conversion of a convertible promissory note and demand convertible promissory notes held by officers and directors, which notes are currently convertible; (c) 1,870,988 shares of common stock owned by Newcan Investment Partners, LLC, an entity wholly owned by Mr. Koretsky; and (d) 2,952,000 shares of common stock issuable upon the conversion of a convertible promissory note and demand convertible notes held by Newcan Investment Partners, LLC, which notes are currently convertible.  Excludes shares issuable upon the conversion of interest accrued and accruing under the outstanding convertible promissory notes and demand convertible notes referenced in (b) and (d) above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Colorado Arrangement

On April 17, 2015, prior to Alan Bonsett’s appointment as Chief Operating Officer, the Company, through CLS Labs Colorado, entered into the Colorado Arrangement with PRH to, among other things, (i) license its proprietary technology, methods and processes to PRH in Colorado in exchange for a fee; (ii) sub-lease warehouse and office space in Denver, Colorado to PRH where PRH can extract and process cannabis and other plant products in exchange for lease payments totaling an aggregate of $1,067,067 over a seventy-two (72) month term; (iii) build a processing facility and lease such facility, including equipment, to PRH in exchange for a monthly fee; and (iv) loan to PRH $500,000 pursuant to a promissory note (the “PRH Note”), to be used by PRH in connection with financing the building out, equipping, and developing of a grow facility by PRH that will be operated by a licensed third-party marijuana grower.  Pursuant to the PRH Note, as amended by the parties, PRH will repay the principal due under the PRH Note in twenty (20) equal quarterly installments of Twenty-five Thousand Dollars ($25,000) commencing in the first month following the month in which PRH commences generating revenue at the grow facility and continuing until paid in full. Interest will accrue on the unpaid principal balance of the PRH Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing on the Payment Date and continuing until paid in full.  All remaining outstanding principal and any accumulated unpaid interest due under the PRH Note will be due and payable on the fifth anniversary of the date of the initial payment.  In the event of default as defined in the agreements related to the PRH Note, all amounts under the PRH Note shall become at once due and payable.   Mr. Bonsett, as an owner of PRH, will indirectly receive the benefits of the Colorado Arrangement.  CLS Labs Colorado is currently unable to estimate when it will commence generating revenue through the grow facility due to difficulties it has encountered in obtaining regulatory approvals required to complete construction of its processing facility.  As a result, we have decided to place our proposed Colorado operations on hold and pursue revenue producing opportunities in other states.  Once we commence generating revenues elsewhere, we will likely re-visit our plans in Colorado.

Koretsky and Affiliate Notes

Between August 11, 2015 and May 31, 2017, we borrowed an aggregate of $1,657,000 from Frank Koretsky, a director of the Company, and $150,000 from CLS CO 2016, LLC and $465,000 from Newcan Investment Partners, LLC, two entities that are affiliated with Mr. Koretsky.  These loans were unsecured, accrued interest between 6% and 15% per year, were due either on demand or within three years after the date of the applicable note, and, in some cases, were convertible into shares of our common stock and warrants at rates between $.25 and 1.07 per share.  Effective on May 31, 2017, we entered into the Omnibus Loan Amendment Agreement, whereby the portion of these loans that was advanced prior to December 31, 2017 was converted into our common stock, together with accrued interest on these loans.  As a result of these conversions, Mr. Koretsky, CLS CO 2016 and Newcan converted an aggregate of $1,485,000, $150,000, and $460,000 in principal, and $130,069, 49,247 and $7,747 in accrued interest, into an aggregate of 6,460,276, 636,988 and 1,870,988 shares of common stock at $.25 per share.  Pursuant to the Omnibus Loan Amendment Agreement, the conversion rate on all of the loans made by Mr. Koretsky, CO CLS 2016, and Newcan was reduced, if applicable, to $.25 per share and Mr. Koretsky and his affiliates gave up the right to receive warrants upon conversion.  Thus, each of Mr. Koretsky, CLS CO 2016 and Newcan received 4,560,849, 488,159 and 1,433,841 shares of common stock in excess of what they would have received had they converted their loans into common stock prior to the effective date of the Omnibus Loan Amendment Agreement.

Effective March 31, 2017, $120,000 of the Koretsky Funding Notes was exchanged for Newcan Convertible Note 1.  This note is unsecured and bears interest at the rate of 10% per annum. No payments are required until April 1, 2018, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with accrued interest, beginning on July 1, 2018. At Mr. Koretsky's election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into our common stock at the rate of one share for each $0.25 converted.

After excluding the loans from Mr. Koretsky, CLS CO 2016 and Newcan that were converted into our common stock effective as of May 31, 2017, there was a balance of $120,000 in loans that remained outstanding as of December 31, 2016.  This amount consisted of the $120,000 principal balance of the Koretsky Funding Loans (which were exchanged for Newcan Convertible Note 1 on March 31, 2017).  During 2017, Newcan advanced an additional $621,658 of unsecured, book entry loans prior to May 31, 2017.  These loans  bore interest at the rate of 10% per annum and were convertible into our common stock at the rate of one share for each $0.25 converted as a result of the effect of the Omnibus Loan Amendment Agreement, which added the conversion feature to these loans.  On August 23, 2017, these loans were exchanged for a convertible note dated August 23, 2017 (the "Newcan Convertible Note 4").  The Newcan Convertible Note 4 is unsecured and bears interest at the rate of 10% per annum. No payments are required until October 1, 2018, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with accrued interest, beginning on January 2, 2019. At Mr. Koretsky's election, at any time prior to payment or prepayment of the Newcan Convertible Note 4 in full, all principal and accrued interest under the Newcan Convertible Note 4 may be converted, in whole or in part, into our common stock at the rate of one share for each $0.25 converted.

Subsequent to May 31, 2017, Newcan has loaned us an aggregate additional $70,000 pursuant to the Newcan Funding Notes.  These book entry loans were unsecured, bore interest at the rate of 10% per annum and were convertible into our common stock at the rate of one share for each $0.25 converted.  On August 23, 2017, these loans were exchanged for a convertible note dated August 23, 2017 (the "Newcan Convertible Note 5").  The Newcan Convertible Note 5 is unsecured and bears interest at the rate of 10% per annum. No payments are required until October 1, 2018, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with accrued interest, beginning on January 2, 2019. At Mr. Koretsky's election, at any time prior to payment or prepayment of the Newcan Convertible Note 5 in full, all principal and accrued interest under the Newcan Convertible Note 5 may be converted, in whole or in part, into our common stock at the rate of one share for each $0.25 converted.

Binder Notes

Between June 1, 2015 and May  31, 2017, we borrowed an aggregate of $251,800 from Jeffrey Binder, a director and officer of the Company.  These loans were unsecured, accrued interest between 6% and 10% per year, were due either on demand or within three years after the date of the applicable note, and, in some cases, were convertible into shares of our common stock and warrants at rates between $.25 and 1.07 per share.  Effective on May 31, 2017, we entered into the Omnibus Loan Amendment Agreement, whereby the portion of these loans that was advanced prior to May 31, 2017 was converted into our common stock, together with accrued interest on these loans.  As a result of these conversions, Mr. Binder converted an aggregate of $442,750 in principal and $19,427 in accrued interest, into an aggregate of 1,848,708 shares of common stock at $.25 per share.  Pursuant to the Omnibus Loan Amendment Agreement, the conversion rate on all of the loans made by Mr. Binder was reduced, if applicable, to $.25 per share and Mr. Binder gave up the right to receive warrants upon conversion.  Thus, Mr. Binder received 1,127,061 shares of common stock in excess of what he would have received had he converted his loans into common stock prior to the effective date of the Omnibus Loan Amendment Agreement.

Effective March 31, 2017, $47,000 of the Binder Funding Notes and $25,000 of accrued salary due to Mr. Binder were exchanged for Binder Convertible Note 4.  This note is unsecured and bears interest at the rate of 10% per annum. No payments are required until April 1, 2018, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with accrued interest, beginning on July 1, 2018. At Mr. Binder's election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into our common stock at the rate of one share for each $0.25 converted.

All of Mr. Binder's loans that were outstanding as of December 31, 2016 were converted to common stock effective May 31, 2017, including all of his accrued deferred salary as of December 31, 2016.  As  of May 31, 2017, there was a balance of $149,550 in loans from Mr. Binder that remained outstanding.  This amount consisted of the $72,000 principal balance of Binder Convertible Note 4, which related to advances made and salary accrued after January 1, 2017, and an additional $77,550 of unsecured, book entry loans. These loans bore interest at the rate of 10% per annum and were convertible into our common stock at the rate of one share for each $0.25 converted as a result of the effect of the Omnibus Loan Amendment Agreement, which added the conversion feature to these loans.  On August 23, 2017, $77,500 of these loans plus accrued salary due to Mr. Binder in the amount of $37,500 were exchanged for a convertible note dated August 23, 2017 in the amount of $115,050 (the "Binder Convertible Note 5").  The Binder Convertible Note 5 is unsecured and bears interest at the rate of 10% per annum. No payments are required until October 1, 2018, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with accrued interest, beginning on January 2, 2019. At Mr. Binder's election, at any time prior to payment or prepayment of the Binder Convertible Note 5 in full, all principal and accrued interest under the Binder Convertible Note 5 may be converted, in whole or in part, into our common stock at the rate of one share for each $0.25 converted.

Subsequent to May 31, 2017, Mr. Binder has loaned us an aggregate additional $47,767 pursuant to the Binder Funding Notes.  These book entry loans were unsecured, bore interest at the rate of 10% per annum and were convertible into our common stock at the rate of one share for each $0.25 converted.  On August 23, 2017, these loans plus an additional $25,000 in accrued salary due to Mr. Binder were exchanged for a convertible note dated August 23, 2017 in the amount of $72,767 (the “Binder Convertible Note 6”).  The Binder Convertible Note 6 is unsecured and bears interest at the rate of 10% per annum. No payments are required until October  1, 2018, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with accrued interest, beginning on January 2, 2019. At Mr. Binder’s election, at any time prior to payment or prepayment of the Binder Convertible Note 6 in full, all principal and accrued interest under the Binder Convertible Note 6 may be converted, in whole or in part, into our common stock at the rate of one share for each $0.25 converted.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

Fees paid for audit services totaled approximately $23,900 during the year ended May 31, 2017. These amounts include fees associated with the annual audit of our financial and statutory statements, reviews of our quarterly financial statements and of our quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Fees paid for audit services totaled approximately $21,500 during the year ended May 31, 2016. These amounts include fees associated with the annual audit of our financial and statutory statements, reviews of our quarterly financial statements and of our quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Audit-Related Fees

We did not pay any fees for audit-related services in the year ended May 31, 2017.

We did not pay any fees for audit-related services in the year ended May 31, 2016.

Tax Fees

We did not pay any fees for tax-related services in the year ended May 31, 2017.

We did not pay any fees for tax-related services in the year ended May 31, 2016.

All Other Fees

We did not procure any other services from our auditors during the year ended May 31, 2017.

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

3.2	Amended and Restated Bylaws of CLS Holdings USA, Inc. (incorporated by reference from Exhibit 1.2 in the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).

3.3
Certificate of Designation of CLS Holdings USA, Inc. with respect to Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017).

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

10.4
Sublease Agreement dated April 17, 2015 between CLS Labs Colorado, Inc. and Picture Rock Holdings, LLC. (incorporated by reference from Exhibit 10.6 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

10.5
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

10.10
Employment Agreement dated August 18, 2015 between CLS Holdings USA, Inc. and Alan Bonsett (incorporated by reference from Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2015) (1).

10.11	Loan Agreement dated April 29, 2015 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015).

10.12	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2105).

10.13
Convertible Promissory Note dated January 12, 2016 in favor of Frank Koretsky (incorporated by reference from Exhibit 10.16 in the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2016).

10.14
Convertible Promissory Note dated January 12, 2016, in favor of Jeffrey Binder (incorporated by reference from Exhibit 10.17 in the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2016).

10.15
10% Original Issue Discount Convertible Promissory Note dated March 18, 2016, in favor of Old Main Capital, LLC (incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2016).

10.16
8% Convertible Promissory Note dated March 18, 2016 in favor of Old Main Capital, LLC (incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2016).

10.17
Securities Purchase Agreement dated March 18, 2016 between the Company and Old Main Capital, LLC (incorporated by reference from Exhibit 10.20 in Amendment No. 1 to the Company’s Registration Statement No. 333-210851 filed with the SEC on June 2, 2016).

10.18
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

10.20
Convertible Promissory Note dated April 11, 2016, in favor of Jeffrey Binder (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2016).

10.21
Equity Purchase Agreement dated April 18, 2016 between the Company and Old Main Capital, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016).

10.22
Convertible Promissory Note dated July 20, 2016, in favor of Frank Koretsky (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2016).

10.23
Convertible Promissory Note dated July 20, 2016, in favor of Jeffrey Binder (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2016).

10.24
Amendment to Equity Purchase Agreement dated October 6, 2016 between the Company and Old Main Capital, LLC (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016).

10.25
Amendment to Agreements dated October 6, 2016 between the Company and Old Main Capital, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016).

10.26
Amendment #2 to the Convertible Promissory Notes Issued on March 18, April 22, and May 27, 2016 dated November 28, 2016 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2016).

10.27
Convertible Promissory Note dated January 10, 2017 in favor of Newcan Investment Partners, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2017).

10.28
Convertible Promissory Note dated January 10, 2017 in favor of Newcan Investment Partners, LLC (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2017).

10.29
Amendment #3 to the Convertible Promissory Notes Issued on March 18, April 22, and May 27, 2016 dated March 27, 2017 (incorporated by reference from Exhibit 10.1 in the Company's Current Report on Form 8-K filed with the SEC on March 28, 2017).

10.30
Convertible Promissory Note dated March 31, 2017 in favor of Newcan Investment Partners, LLC (incorporated by reference from Exhibit 10.1 in the Company's Current Report on Form 8-K filed with the SEC on April 4, 2017).

10.31
Convertible Promissory Note dated March 31, 2017 in favor of Jeffrey I. Binder (incorporated by reference from Exhibit 10.2 in the Company's Current Report on Form 8-K filed with the SEC on April 4, 2017).

10.32
Omnibus Loan Amendment Agreement dated May 31, 2017 among the Company, Jeffrey I. Binder, Frank Koretsky, Newcan Investment Partners, LLC and CLS CO 2016, LLC (incorporated by reference from Exhibit 10.1 in the Company's Current Report on Form 8-K filed with the SEC on June 2, 2017).

10.33
Amendment #4 to Convertible Promissory Note Issued on March 18, 2016 dated July 6, 2017 (incorporated by reference from Exhibit 10.1 in the Company's Current Report on Form 8-K filed with the SEC on July 7, 2017).

10.34
Convertible Promissory Note dated August 23, 2017 in favor of Newcan Investment Partners, LLC (incorporated by reference from Exhibit 10.1 in the Company's Current Report on Form 8-K filed with the SEC on August 24, 2017).

10.35
Convertible Promissory Note dated August 23, 2017 in favor of Newcan Investment Partners, LLC (incorporated by reference from Exhibit 10.2 in the Company's Current Report on Form 8-K filed with the SEC on August 24, 2017).

10.36
Convertible Promissory Note dated August 23, 2017 in favor of Jeffrey I. Binder (incorporated by reference from Exhibit 10.3 in the Company's Current Report on Form 8-K filed with the SEC on August 24, 2017).

10.37
Convertible Promissory Note dated August 23, 2017 in favor of Jeffrey I. Binder (incorporated by reference from Exhibit 10.4 in the Company's Current Report on Form 8-K filed with the SEC on August 24, 2017).

10.38
Amendment #5 to Convertible Promissory Note Issued on March 18, 2016 dated August 23, 2017 (incorporated by reference from Exhibit 10.1 in the Company's Current Report on Form 8-K filed with the SEC on August 24, 2017).

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

CLS HOLDINGS USA, INC.

Date: August 29, 2017	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Jeffrey I. Binder	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	August 29, 2017
Jeffrey I. Binder

/s/ Frank Koretsky	Director	August 29, 2017
Frank Koretsky