Form 10-Q
period 2017-08-31
CLS Holdings USA, Inc.
filed 2017-10-13
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-174705

CLS HOLDINGS USA, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-1352286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11767 South Dixie Highway, Suite115, Miami, Florida 33156
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
Yes ☒    No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check One):
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
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 34,376,944 shares of $0.0001 par value common stock outstanding as of October 11, 2017.

CLS HOLDINGS USA, INC.

FORM 10-Q
Quarterly Period Ended August 31, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2017	2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$12,099	$78,310
Prepaid expenses	1,410	1,410
Total current assets	13,509	79,720

Security deposit	-	50,000
Property, plant and equipment, net of accumulated depreciation of $2,007 and $1,784	667	890
Intangible assets, net of accumulated amortization of $936 and $828	1,222	1,330

Total assets	$15,398	$131,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$638,268	$581,765
Accrued compensation, related party	53,750	53,750
Due to related party	17,930	17,930
Accrued interest	28,400	20,171
Accrued interest, related party	130,220	106,022
Notes payable, related parties	-	699,208
Convertible notes payable, net of discount of $18,155 and $57,644	307,595	252,356
Convertible notes payable, related party, net of discount of $0 and $0	24,000	-
Derivative liability	214,621	95,276

Total current liabilities	1,414,784	1,826,478

Noncurrent liabilities
Convertible notes payable, related parties, net of discount of $349,219 and $0	698,256	192,000

Total Liabilities	2,113,040	2,018,478

Commitments and contingencies	-	-

Stockholder’s equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 32,876,944 and 32,852,944 shares issued and outstanding at August 31, 2017 and May 31, 2017, respectively	3,288	3,286
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Additional paid-in capital	7,387,415	7,032,836
Stock payable	68,950	68,950
Accumulated deficit	(9,557,295)	(8,991,610)
Total stockholder’s equity (deficit)	(2,097,642)	(1,886,538)

Total liabilities and stockholders’ equity (deficit)	$15,398	$131,940

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2017	August 31, 2016

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Selling, general and administrative expenses	213,203	174,745
Professional fees	146,001	306,181
Total operating expenses	359,204	480,926

Operating loss	(359,204)	(480,926)

Other (income) expense:
Interest expense	74,866	258,070
Gain on settlement of debt	(3,480)	-
Loss on modification of debt	29,145	-
Change in fair value of derivative liability	105,950	(123,921)
Total other expense	206,481	134,149

Income (Loss) before income taxes	(565,685)	(615,075)

Income tax expense	-	-

Net income (loss)	$(565,685)	$(615,075)

Net income (loss) per share - basic	$(0.02)	$(0.03)

Net income (loss) per share - diluted	$(0.02)	$(0.03)

Weighted average shares outstanding - basic	32,865,727	20,350,003

Weighted average shares outstanding - diluted	32,865,727	20,350,003

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2017	August 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(565,685)	$(615,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	271	271
Change in fair value of derivative	105,950	(123,921)
Loss on modification of debt	29,145	-
Gain on settlement of debt	(3,480)	-
Amortization of debt discounts	42,060	202,196
Depreciation and amortization expense	331	331
Changes in assets and liabilities:
Other assets	50,000	-
Accounts payable and accrued expenses	112,068	59,905
Accrued compensation	62,500	37,500
Due to related parties	-	4,697
Accrued interest, related party	24,198	34,191
Deferred rent	(49,565)	-
Accrued interest	8,229	21,412
Net cash used in operating activities	(183,978)	(378,493)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for construction in progress	-	(11,513)
Net cash used in investing activities	-	(11,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party convertible notes payable	-	150,000
Proceeds from related party notes payable	117,767	179,000
Principal payments on related party notes payable	-	(24,000)
Net cash provided by financing activities	117,767	305,000

Net increase in cash and cash equivalents	(66,211)	(85,006)

Cash and cash equivalents at beginning of period	78,310	88,244

Cash and cash equivalents at end of period	$12,099	$3,238

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible note issued for unpaid accrued salary	$62,500	$250,000
Related party notes payable reclassified as related party convertible notes payable	$816,975	$222,750
Beneficial conversion feature on convertible notes payable	$351,790	$-
Shares issued for settlement of accounts payable	$6,000	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017
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

On April 29, 2015, the Company, CLS Labs and CLS Merger Inc., a Nevada corporation and wholly owned subsidiary of CLS Holdings(“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) and completed a merger, whereby CLS Merger Inc. merged with and into CLS Labs, with CLS Labs remaining as the surviving entity (the “Merger”). Upon the consummation of the Merger, the shares of the common stock of CLS Holdings owned by CLS Labs were extinguished and the former stockholders of CLS Labs were issued an aggregate of 15,000,000 (post Reverse Split) shares of common stock in CLS Holdings in exchange for their shares of common stock in CLS Labs. As a result of the Merger, the Company acquired the business of CLS Labs and abandoned its previous business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $12,099 and $78,310 as of August 31, 2017 and May 31, 2017, respectively.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs for the three months ended August 31, 2017 and 2016.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred no research and development costs for the three months ended August 31, 2017 and 2016, respectively.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three months ended August 31, 2017 and 2016.

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

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted. The Company is currently evaluating the potential impact of the update on its financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for the Company on January 1, 2020. The amendments in this ASU will be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $9,557,295 as of August 31, 2017. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans, the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Prepaid Expenses

Prepaid expenses consisted of the following at August 31, 2017 and May 31, 2017:

	August 31,	May 31,
	2017	2017
Prepaid legal fees	$1,410	$1,410
Total	$1,410	$1,410

Note 4 – Security Deposit

The Company had a security deposit in the amount of $0 and $50,000 at August 31, 2017 and May 31, 2017, respectively.  This amount consisted of a deposit to secure office and warehouse space. In August of 2017, the Company received a demand letter from the landlord requesting the forfeit of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease; during the three months ended August 31, 2017, the Company wrote-off the security deposit in the amount of $50,000.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at August 31, 2017 and May 31, 2017.

	August 31,	May 31,
	2017	2017
Computer equipment	$2,674	$2,674
Property and equipment, gross	2,674	2,674
Less: accumulated depreciation	(2,007)	(1,784)
Property and equipment, net	$667	$890

Depreciation expense totaled $223 and $223 for the three months ended August 31, 2017 and 2016 respectively.

Note 6 – Intangible Assets

Intangible assets consisted of the following at August 31, 2017 and May 31, 2017.

	August 31,	May 31,
	2017	2017
Domain name	$2,158	$2,158
	2,158	2,158
Less: accumulated amortization	(936)	(828)
Intangible assets, net	$1,222	$1,330

Total amortization expense charged to operations for the three months ended August 31, 2017 and 2016 was $108 and $108, respectively.  The domain name is being amortized over a period of 60 months.

Note 7 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at August 31, 2017 and May 31, 2017.

	August 31,	May 31,
	2017	2017
Trade payables	$549,817	$497,213
Accrued payroll and related liabilities	32,752	34,987
Deferred rent liability	55,699	49,565
Total accounts payable and accrued liabilities	$638,268	$581,765

Note 8 – Related Party Transactions

As of August 31, 2017 and May 31, 2017, the Company owed the amount of $12,500 and $37,500, respectively, to Jeffrey Binder, its President and Chief Executive Officer, for accrued salary. For the three months ended August 31, 2017, unpaid accrued salary in the amount of $62,500 was transferred to a convertible promissory note due to Mr. Binder (see note 9).

As of August 31, 2017 and May 31, 2017, the Company owed the amount of $25,000 and $0, respectively, to Alan Bosnett, its Chief Operating Officer for accrued salary.

As of August 31, 2017 and May 31, 2017, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

As of August 31, 2017 and May 31, 2017, the Company had related party payables in the amount of $17,930 due to officers and directors related to expenses paid on behalf of the Company. The Company imputed interest at the rate of 6% per annum on these liabilities, and recorded imputed interest expense on these liabilities in the amounts of $271 and $271 during the three months ended August 31, 2017 and 2016, respectively.  These interest accruals were charged to additional paid-in capital.

Related Party Notes Payable

The Company has convertible notes payable and notes payable outstanding to Jeffrey Binder, an officer and director, and to Newcan Investment Partners, LLC, an entity that is wholly owned by Frank Koretsky, a director (see note 9).

Note 9 – Notes Payable

Related Party Notes Payable

On May 31, 2017, the Company entered into an Omnibus Loan Amendment Agreement (the “Omnibus Loan Amendment”) with Jeffrey I. Binder, Frank Koretsky, Newcan Investment Partners LLC and CLS CO 2016, LLC (collectively, the “Insiders”).  Pursuant to the Omnibus Loan Amendment, the Company agreed with the Insiders to amend certain terms of loans the Insiders made to the Company for working capital purposes, which loans were initially demand loans, and, except for recent loans made in 2017, were later memorialized as convertible loans (the “Insider Loans”), in exchange for the agreement of the Insiders to convert all Insider Loans where funds were advanced prior to January 1, 2017, which totaled $2,537,750, plus $166,490 of accrued interest thereon, into an aggregate of 10,816,960 shares of the Company’s common stock at $0.25 per share, and forego the issuance of warrants to purchase the Company’s common stock upon conversion.  This resulted in the issuance of an additional 7,609,910 shares compared to the original number of shares issuable upon conversion of the Insider Loans prior to the Omnibus Loan Agreement. The Company valued the shares at $0.125, which was the market price of the Company’s stock at the conversion date, and charged the amount of $951,239 to loss on modification of debt during the twelve months ended May 31, 2017. The Company entered into the Omnibus Loan Amendment in order to ease the debt burden on the Company and prevent it from defaulting on the Insider Loans.

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

The following tables summarize the Company’s loan balances at August 31, 2017 and May 31, 2017:

August 31,	May 31,
2017	2017

Notes payable to Jeffrey Binder, an officer and director of the Company, for advances to fund operations (the “Binder Funding Notes”). The Binder Funding Notes bear interest at a rate of 6% for loans made through November 30, 2016, and at a rate of 10% for loans made after November 30, 2016.  The Binder Funding Notes have no maturity date and are due on demand.   During the twelve months ended May 31, 2016, Mr. Binder advanced a total of $95,250 to the Company under the Binder Funding Notes; during the year ended May 31, 2016, $92,500 of this amount was transferred out of the Binder Funding Notes and used to fund two new convertible notes payable to Mr. Binder (See Binder Convertible Notes 1 and 2 below).  During the twelve months ended May 31, 2016, the Company accrued interest in the amount of $1,308 on the Binder Funding Notes. In July 2016, the remaining principal balance of $2,750 in the Binder Funding Notes was transferred to a new Convertible Note payable to Mr. Binder (the “Binder Convertible Note 3”).

During the twelve months ended May 31, 2017, Mr. Binder advanced a total of $145,850 to the Company under the Binder Funding Notes. Also during the year ended May 31, 2017, Mr. Binder loaned the Company an additional $49,700; which was credited to the Binder Funding Notes.  Also during the year ended May 31, 2017, principal in the amount of $59,750 and accrued interest in the amount of $813 was transferred out of the Binder Funding Notes and used to fund two new convertible notes payable to Mr. Binder (See Binder Convertible Notes 3 and 4 below).  Also during the year ended May 31, 2017, the Company made principal payments in the aggregate amount of $61,000 under the Binder Funding Notes. During the year ended May 31, 2017, the Company accrued interest in the amount of $1,910 on the Binder Funding Notes. Effective May 31, 2017, pursuant to the Omnibus Loan Agreement, a conversion feature was added to the Binder Funding Notes related to funds received prior to January 1, 2017 whereby principal and accrued interest is convertible into common stock of the Company at a rate of $0.25 per share.

During the three months ended August 31, 2017, Mr. Binder advanced a total of $47,767 to the Company under the Binder Funding Notes. During the three months ended August 31, 2017, interest in the amount of $2,466 was accrued on the Binder Funding Notes.  Also during the three months ended August 31, 2017, principal in the amount of $77,550 and accrued interest in the amount of $3,630 were transferred from the Binder Funding Notes to a new convertible note payable to Mr. Binder (the “Binder Convertible Note 5”), and principal in the amount of $47,767 was transferred from the Binder Funding Notes to a new Convertible Note payable to Mr. Binder (the “Binder Convertible Note 6”).
$-	$77,550

	August 31, 2017	May 31, 2017

Note payable to Frank Koretsky, a director of the Company, for advances to fund operations (the “Koretsky Funding Notes”). The Koretsky Funding Notes bear interest at a rate of 6% for loans made through November 30, 2016, and at a rate of 10% for loans made after November 30, 2016.  The Koretsky Funding Notes have no maturity date and are due on demand.   During the twelve months ended May 31, 2017, Mr. Koretsky advanced $550,000 to the Company under the Koretsky Funding Notes. Also during the twelve months ended May 31, 2017, $210,000 of principal and $1,346 of accrued interest was transferred out of the Koretsky Funding Notes and used to fund a new convertible notes payable to Mr. Koretsky.  Also during the twelve months ended May 31, 2017, principal and accrued interest in the amounts of $410,000 and $4,046, respectively, were transferred out of the Koretsky Funding Notes and contributed to the Newcan Funding Notes (see Newcan Funding Notes, below).
	-	-

Notes payable to Newcan Investment Partners, LLC (“Newcan”), an entity owned by Frank Koretsky, a director of the Company, for advances to fund operations (the “Newcan Funding Notes”). The Newcan Funding Notes bear interest at a rate of 10%. The Newcan Funding Notes have no maturity date and are due on demand. During the twelve months ended May 31, 2017, principal and interest in the amount of $410,000 and $4,046, respectively, were transferred from the Koretsky Funding Notes into the Newcan Funding Notes.  Also during the year ended May 31, 2017, Newcan advanced $791,658 to the Company under the Newcan Funding Notes. Also during the year ended May 31, 2017, principal in the amount of $460,000 and accrued interest in the amount of $7,747, respectively, were transferred from the Newcan Finding Notes and used to fund the Newcan Convertible Notes 2 and 3 (see below); also during the year ended May 31, 2017, principal and accrued interest in the amounts of $120,000 and $2,121, respectively, were transferred out of the Newcan Funding Notes in order to fund the Newcan Convertible Note 1; see below.  During the twelve months ended May 31, 2017, the Company accrued interest in the amount of $13,434 on this note.  Effective May 31, 2017, pursuant to the Omnibus Loan Agreement, a conversion feature was added to the Newcan Funding Notes related to funds received prior to January 1, 2017 whereby principal and accrued interest is convertible into common stock of the Company at a rate of $0.25 per share.

During the three months ended August 31, 2017, Newcan advanced $70,000 to the Company under the Newcan Funding Notes.  Also during the three months ended August 31, 2017, interest in the amount of $14,964 was accrued on the Newcan Funding Notes.  Also during the three months ended August 31, 2017, principal in the amount of $621,658 and accrued interest in the amount of $23,856 were transferred to a new Convertible Note payable to Newcan (the “Newcan Convertible Note 4”), and principal in the amount of $70,000 was transferred to a new Convertible Note payable to Newcan (the “Newcan Convertible Note 5”).
	-	621,658

Total – Notes Payable, Related Parties	$-	$699,208
Current portion	$-	$699,208
Long term portion	$-	$-

August 31,	May 31,
2017	2017

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

During the three months ended August 31, 2017, interest in the amount of $1,815 was accrued on Binder Convertible Note 4.
$72,000	$72,000

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

During the three months ended August 31, 2017, interest in the amount of $3,025 was accrued on Newcan Convertible Note 1.
120,000	120,000

Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated August 23, 2017 in the original principal amount of $115,050 (the “Binder Convertible Note 5”).  The Binder Convertible Note 5 was funded with the conversion of $37,500 of unpaid accrued salary due to Mr. Binder and $77,550 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 10% per annum. No interest payments are required until October 1, 2018, at which time all accrued interest becomes due and payable.  Commencing on January 2, 2019, the first of eight principal payments in the amount of $14,381 will become due; subsequent principal payments will become due on the first day of each April, July, October, and January until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.25 converted.  The Company recognized a discount of $46,020 on the Binder Convertible Note 5 related to the value of the beneficial conversion feature at the time of issuance; $336 of this discount was amortized during the three months ended August 31, 2017. During the three months ended August 31, 2017, interest in the amount of $252 was accrued on Binder Convertible Note 5 and $3,630 of accrued interest was transferred from the Binder Funding Notes.
115,050	-

	August 31, 2017	May 31, 2017

Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated August 23, 2017 in the original principal amount of $72,767 (the “Binder Convertible Note 6”).  The Binder Convertible Note 6 was funded with the conversion of $25,000 of unpaid accrued salary due to Mr. Binder and $47,767 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 10% per annum. No interest payments are required until October 1, 2018, at which time all accrued interest becomes due and payable.  Commencing on January 2, 2019, the first of eight principal payments in the amount of $9,096 will become due; subsequent principal payments will become due on the first day of each April, July, October, and January until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.25 converted. The Company recognized a discount of $29,107 on the Binder Convertible Note 6 related to the value of the beneficial conversion feature at the time of issuance; $213 of this discount was amortized during the three months ended August 31, 2017.  During the three months ended August 31, 2017, interest in the amount of $159 was accrued on Binder Note 6.
	72,767	-

Unsecured convertible note issued to Newcan, an entity owned by Frank Koretsky, a director of the Company, dated August 23, 2017 in the original principal amount of $621,658 (the “Newcan Convertible Note 4”).  The Newcan Convertible Note 4 was funded with the conversion of $621,658 of advances Newcan made to the Company under the Newcan Funding Notes.  This note bears interest at the rate of 10% per annum. No interest payments are required until October 1, 2018, at which time all accrued interest becomes due and payable.  Commencing on January 2, 2019, the first of eight principal payments in the amount of $69,074 will become due; subsequent principal payments will become due on the first day of each April, July, October, and January until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.25 converted. The Company recognized a discount of $248,663 on the Newcan Convertible Note 4 related to the value of the beneficial conversion feature at the time of issuance; $1,817 of this discount was amortized during the three months ended August 31, 2017.  During the three months ended August 31, 2017, interest in the amount of $1,363 was accrued on Newcan Convertible Note 4 and $23,856 of accrued interest was transferred from the Newcan Funding Notes.
	621,658	-

Unsecured convertible note issued to Newcan, an entity owned by Frank Koretsky, a director of the Company, dated August 23, 2017 in the original principal amount of $70,000 (the “Newcan Convertible Note 5”).  The Newcan Convertible Note 5 was funded with the conversion of $70,000 of advances Newcan made to the Company under the Newcan Funding Notes.  This note bears interest at the rate of 10% per annum. No interest payments are required until October 1, 2018, at which time all accrued interest becomes due and payable.  Commencing on January 2, 2019, the first of eight principal payments in the amount of $8,750 will become due; subsequent principal payments will become due on the first day of each April, July, October, and January until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.25 converted. The Company recognized a discount of $28,000 on the Newcan Convertible Note 5 related to the value of the beneficial conversion feature at the time of issuance; $205 of this discount was amortized during the three months ended August 31, 2017. During the three months ended August 31, 2017, interest in the amount of $153 was accrued on Newcan Convertible Note 5.
	70,000	-

Total – Convertible Notes Payable, Related Parties	$1,071,475	$192,000
Less: Discount	(349,219)	-
Convertible Notes Payable, Related Parties, Net of Discounts	$722,256	$192,000

Convertible Notes Payable, Related Parties, Net of Discounts, Current Portion	$24,000	$-
Convertible Notes Payable, Related Parties, Net of Discounts, Long-term Portion	698,256	192,000

	August 31, 2017	May 31, 2017

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

During the three months ended August 31, 2017, the Company accrued interest in the amount of $3,781 on this note.
	$100,000	$100,000

Convertible promissory note payable to Old Main Capital, LLC (“Old Main”) dated March 18, 2016 and bearing interest at a rate of 8% (the “8% Note”).  The 8% Note was issued for Old Main’s commitment to enter into an equity line transaction with the Company and prepare all of the related transaction documents.  Old Main may, at its option, convert all or a portion of the note and accrued but unpaid interest into shares of common stock at a conversion price of $1.07 per share (post Reverse-Split) (the “8% Fixed Conversion Price”).  The 8% Fixed Conversion Price is subject to adjustment if, at any time while this note is outstanding, the Company should issue any equity security with an effective price per share that is lower than the 8% Fixed Conversion Price (the “8% Base Conversion Price”), other than certain exempt issuances.  In such an instance, the 8% Fixed Conversion Price will be lowered to match the 8% Base Conversion Price.   The shares underlying the 8% Note are subject to a registration rights agreement.   At the earlier of September 18, 2016 or two trading days after this registration statement becomes effective, the Company must begin to redeem 1/6th of the face amount of the note and any accrued but unpaid interest on a monthly basis. Such amortization payment may be made, at its option, in cash or, subject to certain conditions, in common stock pursuant to a conversion rate equal to the lower of (a) $1.07 (post Reverse-Split) or (b) 75% of the lowest daily volume weighted average price of the common stock in the twenty consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.  The Company recognized a discount of $172,108 on the value of the embedded derivative.

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

On March 27, 2017, the Company entered into a further amendment to the 8% Note, whereby the Company agreed to increase the outstanding amount due under the 8% Note as of March 18, 2017 by 5%, or $10,000.  In exchange for doing so, Old Main agreed to extend the maturity of the 8% Note until July 1, 2017 and to suspend conversions under the 8% Note until July 1, 2017.  Also during the year ended May 31, 2017, the Company accrued interest in the amount of $17,207 on the 8% Note.

On July 6, 2017, the 8% Note was further amended, whereby the maturity date was extended to July 15, 2017 and the outstanding balance was increased by $15,750. On August 23, 2017, the 8% Note was amended again to extend the maturity date to September 15, 2017.  During the three months ended August 31, 2017, the Company accrued interest in the amount of $4,449 on the 8% Note, and $30,411 of the discount was amortized to interest expense.
	225,750	210,000

Total - Convertible Notes Payable	$325,750	$310,000
Less: Discount	(18,155)	(57,644)
Convertible Notes Payable, Net of Discounts	$307,595	$252,356

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$307,595	$252,356
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$-	$-

Discounts on notes payable amortized to interest expense:	$42,060	$252,356

Beneficial Conversion Features

The 8% Note contains conversion features that create derivative liabilities. The pricing model the Company used for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income.  The derivative component of the 8% Note was valued at issuance, at conversion, at restructure, and at each period end.  See note 11.

Certain of the Company’s other convertible notes payable contain beneficial conversion features that are not derivatives, but which require valuation in order to determine the discount to the related convertible note payable. The value of these conversion features is calculated using the intrinsic value method, whereby the amount of the discount is calculated as the difference between the conversion price and the market price of the underlying common stock at the date of issuance multiplied by the number of shares issuable.

Note 10 – Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 32,876,944 and 32,852,944 shares of common stock issued and outstanding as of August 31, 2017 and May 31, 2017, respectively.

The Company recorded imputed interest of $271 and $271 during the three months ended August 31, 2017 and 2016 on related party payables due to a director and officer of the Company.

Stock Issued for Services

On July 13, 2017, the Company issued 24,000 shares of common stock to a consultant in exchange for a $6,000 accrued liability for services previously provided.  This resulted in a gain on the settlement of accounts payable in the amount of $3,480.

Note 11 – Fair Value of Financial Instruments

In March 2016, the Company entered into convertible note agreements containing beneficial conversion features with Old Main.  One of the features is a ratchet reset provision which, in general, reduces the conversion price should the Company issue equity with an effective price per share that is lower than the stated conversion price in the note agreement. The Company accounts for the fair value of the conversion feature in accordance with ASC 815- Accounting for Derivatives and Hedging and Emerging Issues Task Force (“EITF”) 07-05- Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). The Company carries the embedded derivative on its balance sheet at fair value and accounts for any unrealized change in fair value as a component of its results of operations.

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at August 31, 2017 and May 31, 2017.

	August 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$214,621	$214,621

	May 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$95,276	$95,276

The estimated fair values of the Company’s derivative liabilities are as follows:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of May 31, 2017	$95,276

Issuances	13,395

Conversions/Redemptions	-

Extinguishment of debt – related party	-

Revaluation loss	105,950

Balance as of August 31, 2017	$214,621

Note 12 – Commitment and Contingencies

In connection with the Colorado Arrangement, on April 17, 2015, pursuant to an Industrial Lease Agreement (the “Lease”), CLS Labs Colorado leased 14,392 square feet of warehouse and office space (the “Leased Real Property”) in a building in Denver, Colorado where certain intended activities, including growing, extraction, conversion, assembly and packaging of cannabis and other plant materials, are permitted by and in compliance with state, city and local laws, rules, ordinances and regulations. The Lease has an initial term of seventy-two (72) months and provides CLS Labs Colorado with two options to extend the term of the lease by up to an aggregate of ten (10) additional years.  In August 2017, as a result of the Company’s decision to suspend its proposed operations in Colorado, CLS Labs Colorado asked its landlord to be relieved from its obligations under the Lease, but the parties have not yet reached an agreement on how to proceed.

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease.  These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the Balance Sheet as of August 31, 2017.

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman, President and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs’ common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.  On April 28, 2015, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed that following the merger of CLS Labs and a subsidiary of the Company, in addition to his obligations to CLS Labs, he would serve the Company and its subsidiaries in such roles as the Company may request.  In exchange, the Company agreed to assume the obligations of CLS Labs to grant Mr. Binder annual stock options, as referenced above.  Mr. Binder continues to receive an annual salary of $150,000 from CLS Labs for serving as its Chairman, President and Chief Executive Officer.  My Binder has deferred all of the salary payable to him under his employment agreement through August 31, 2017.  On July 20, 2016, March 31, 2017, and August 23, 2017, the Company issued Mr. Binder convertible notes in exchange for $250,000, $112,500, and $62,500, respectively, in deferred salary, among other amounts owed to Mr. Binder by the Company.  As of August 31, 2017 and May 31, 2017, the Company had accrued compensation due to Mr. Binder in the amount of $12,500 and $37,500.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett received a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, valued at $327,500, which became fully vested one year from the effective date of the agreement. Mr. Bonsett, as an owner of Picture Rock Holdings, LLC (“PRH”), will indirectly receive the benefits of the Colorado Arrangement discussed in Note 12. The business to be operated by PRH pursuant to the Colorado Arrangement has not yet produced revenues. Mr. Bonsett has agreed to defer his salary effective July 1, 2017; at August 31, 2017, the Company had accrued compensation due to Mr. Bonsett in the amount of $25,000.

At August 31, 2017 and May 31, 2017, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250.

Note 13 – Subsequent Events

On September 20, 2017, the Company entered into an Exchange Agreement, whereby it agreed to exchange the April 2015 Note in the original principal balance of $200,000 for 1,500,000 shares of its common stock. The holder of the April 2015 Note had previously sold it for $105,219, which represented the balance due by the Company, to StarForce Media, Inc., an entity that is not affiliated with the Company.

 On September 25, 2017, the Company entered into an Exchange Agreement, whereby it agreed to exchange the 8% Note in the original principal balance of $200,000 for up to 4,500,000 shares of its common stock. Old Main, the original holder of the 8% Note, had previously sold it for $382,496.  The balance due by the Company under the 8% Note at the time it was sold was approximately $325,000.

On October 1, 2017, the Company and Mr. Alan Bonsett, the Company’s Chief Operating Officer, mutually agreed to end his employment with the Company following the expiration of Mr. Bonsett’s employment agreement.  Mr. Bonsett may provide consulting services to the Company in the future on an as needed basis.

On October 9, 2017, Mr. Binder, an officer and director of the Company, exchanged $39,521 in principal of Binder Funding Notes for the Binder Convertible Note 7.  This amount included $12,500 of accrued but unpaid salary due by the Company to Mr. Binder.  On the same date, Newcan, an entity wholly owned by Mr. Koretsky, a director of the Company, exchanged $30,000 in principal of Newcan Funding Notes for the Newcan Convertible Note 6.  These notes bear interest at the rate of 10% per annum.  No payments are required until January 2, 2019, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2019, the first of eight principal payments will become due; subsequent principal payments will become due on the first day of each July, October, January and April until paid in full.  These notes and accrued interest under these notes may be converted, in whole or in part, into one share of common stock for each $0.25 converted.

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

We had a net loss of $565,685 for the three months ended August 31, 2017, resulting in an accumulated deficit as of August 31, 2017 of $9,557,295. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the Three Months Ended August 31, 2017 and August 31, 2016

Revenues

The Company had no revenues during the three months periods ended August 31, 2017 and August 31, 2016.

General and administrative expenses

General and administrative expenses increased $38,458, or approximately 22%, to $213,203 during the three months ended August 31, 2017, compared to $174,745 for the three months ended August 31, 2016.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, compensation costs, bank charges and payroll expenses.  The increase was primarily due to costs associated with terminating a lease held by the Company's Colorado subsidiary. We expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Professional fees

Professional fees decreased $160,180, or approximately 52%, to $146,001 during the three months ended August 31, 2017 compared to $306,181 for the three months ended August 31, 2016.  This decrease was due primarily to the reduction of legal and investor relations fees for the three months ended August 31, 2017 compared to the prior period due to a decrease in SEC filings and capital raising activities during the three months ended August 31, 2017. We expect professional fees to increase in future periods as our business grows.

Interest expense

Interest expense for the three months ended August 31, 2017 was $74,866, a decrease of $183,204, or 71%, compared to $258,070 for the three months ended August 31, 2016.  Interest expense decreased primarily due to a decrease in amortization of the discount on convertible debt, which was $42,060 during the current period compared to $202,196 for the prior year. During the three months ended August 31, 2016, $163,481 of the amortization on discount on convertible debt was related to debt that was converted to equity at May 31, 2017; since this debt was no longer outstanding, there was no amortization of discount related to this debt during the three months ended August 31, 2017.

Change in fair value of derivative liability

We revalued the derivative liability related to our 8% Note at August 31, 2017 at $214,621.  This revaluation resulted in a loss of $105,950, a decrease in the amount of $229,871 compared to a gain of $123,921 during the three months ended August 31, 2016.

Gain on settlement of debt

During the three months ended August 31, 2017, we recognized a gain on the settlement of accounts payable in the amount of $3,480 because we repaid an account using our common stock.  There was no comparable transaction during the quarter ended August 31, 2016.

Loss on modification of debt

During the three months ended August 31, 2017, we recognized a loss on the modification of debt in the amount of $29,145.  This loss related to the amendment of the 8% Note.  There was no comparable transaction during the quarter ended August 31, 2016.

Net loss

For the reasons above, we had a net loss for the three months ended August 31, 2017 of $565,685, which is a decrease of $49,390, or approximately 8%, compared to a net loss of $615,075 during the three months ended August 31, 2016.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2017 compared to May 31, 2017.

	August 31, 2017	May 31, 2017
Current Assets	$13,509	$79,720
Current Liabilities	$1,414,784	$1,826,478
Working Capital (Deficit)	$(1,401,275)	$(1,746,758)

At August 31, 2017 and May 31, 2017, we had a working capital deficit of $1,401,275 and $1,746,758, respectively. This working capital deficit occurred primarily because we have not yet commenced earning revenues.  Due to the suspension of our plans to commence operations in Colorado, we cannot estimate when we will commence earning revenues.  During the three months ended August 31, 2017, we obtained loans from our officers, directors and entities affiliated with Frank Koretsky, one of our directors, to cover operating expenses.  This working capital deficit will likely increase until we begin earning revenues but should not be viewed as an indicator of our future performance once we commence earning revenues. We have operated at a loss since inception.

Cash flows used in operating activities was $183,978 during the three months ended August 31, 2017 compared to $378,493 during the three months ended August 31, 2016.  This decrease is primarily due to the decrease in the amount of amortization of debt discount associated with our convertible notes in the amount of $42,060, which was partially offset by the increase in the change in fair value of the derivative liability associated with the 2016 Convertible Notes by $105,950.

Cash flows used in investing activities was $0 during the three months ended August 31, 2017 compared to $11,513 during the three months ended August 31, 2016.  The amounts used during the three months ended August 31, 2016 related to construction in progress at our Colorado processing facility, which has been put on hold.

Cash flows provided by financing activities provided $117,767 during the three months ended August 31, 2017 compared to $305,000 during the three months ended August 31, 2016.  The decrease in cash flows from financing activities during the three months ended August 31, 2017, was primarily due to lower borrowings from our officers, directors and entities affiliated with one of our directors during the three months ended August 31, 2017, because of the suspension of our planned Colorado operations.

Old Main Notes

On March 18, 2016, we issued Old Main an 8% Convertible Promissory Note (the “8% Note”) in the principal amount of $200,000 for Old Main’s commitment to enter into an equity line transaction with us and prepare all of the related transaction documents. The 8% Note bears interest at the rate of 8% per annum. On October 6, 2016, we amended the 8% Note, among other documents (the “First Amendment”) to defer the commencement of amortization payments on the 8% Note so that they commenced at the earlier of February 3, 2017 or on the SEC Effective Date.  On such date, we must begin to redeem 1/6th of the face amount of the 8% Note and any accrued but unpaid interest on a monthly basis. Such amortization payment may be made, at our option, in cash or, subject to certain conditions, in our common stock pursuant to a conversion rate equal to the lower of (a) $1.07 (the “8% Note Fixed Conversion Price”) or (b) 75% of the lowest VWAP in the twenty (20) consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.  Subject to certain exclusions, if we sell or issue our common stock or certain common stock equivalents at an effective price per share that is lower than the 8% Note Fixed Conversion Price, the conversion price will be reduced to equal to such lower price.

On November 28, 2016, we entered into a Second Amendment to the 8% Note issued on March 18 (the “Second Amendment”) to amend the 8% Note, among other documents, as amended by the First Amendment, in certain respects.  Pursuant to the Second Amendment, among other things, the 8% Note was converted from an installment note to a “balloon” note, with all principal and interest on the 8% Note due on March 18, 2017; the Fixed Conversion Price associated with the 8% Note was changed to a variable conversion price equal to the lesser of the prior Fixed Conversion Price or 75% of the lowest VWAP in the fifteen trading days ending on the trading day immediately prior to the conversion date; our ability to repay the 8% Note with our common stock was deleted except pursuant to a voluntary conversion by Old Main; and Old Main was prohibited from selling, per trading day, an amount of our common stock in excess of the greater of $5,000 or 25% of the average number of shares of common stock sold per day for the five trading days preceding the day of sale multiplied by the average daily VWAP during the immediately preceding 5-trading day period.

On March 27, 2017, we entered into the third amendment to the 8% Note, which, among other things, increased the outstanding amount due under the 8% Note as of March 18, 2017 by 5%.  In exchange for doing so, Old Main agreed to extend the maturity of the 8% Note until July 1, 2017 and to suspend conversions under the 8% Note until July 1, 2017.

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

On August 23, 2017, we entered into the fifth amendment to the 8% Note (the “Fifth Amendment”) to further amend the terms of the 8% Note.  Pursuant to the Fifth Amendment, the maturity date of the 8% Note was extended to September 15, 2017 and the outstanding balance remained unchanged.  The Fifth Amendment was effective on July 15, 2017.

Subsequent to August 31, 2017, we entered into an agreement to exchange the balance due under the 8% Note of approximately $325,000 for up to 4,500,000 shares of common stock.  See note 13.

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

Effective March 31, 2017, $120,000 of the Koretsky Funding Notes was exchanged for Newcan Convertible Note 1.  This note is unsecured and bears interest at the rate of 10% per annum. No payments are required until April 1, 2018, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with accrued interest, beginning on July 1, 2018. At Newcan’s election, at any time prior to payment or prepayment of the loans in full, all principal and accrued interest under the loans may be converted, in whole or in part, into our common stock at the rate of one share for each $0.25 converted.

After excluding the loans from Mr. Koretsky, CLS CO 2016 and Newcan that were converted into our common stock effective as of May 31, 2017, there was a balance of $120,000 in loans that remained outstanding as of December 31, 2016.  This amount consisted of the $120,000 principal balance of the Koretsky Funding Loans (which were exchanged for Newcan Convertible Note 1 on March 31, 2017).  Prior to May 31, 2017, Newcan advanced an additional $621,658 of unsecured book entry loans.  During the three months ended August 31, 2017, $621,658 was transferred out of the Newcan Funding Notes and used to fund Newcan Convertible Note 4.  In addition, during the three months ended August 31, 2017, Newcan loaned the Company an additional $70,000 under the Newcan Funding Notes; this amount was transferred out of the Newcan Funding Notes and used to fund Newcan Convertible Note 5. These loans bear interest at the rate of 10% per annum and are convertible into our common stock at the rate of one share for each $0.25 converted.  No payments are required until October 1, 2018, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with accrued interest, beginning on January 2, 2019. At Newcan’s election, at any time prior to payment or prepayment of the Newcan Convertible Note 4 or 5 in full, all principal and accrued interest under the Newcan Convertible Note 4 or 5 may be converted, in whole or in part, into our common stock at the rate of one share for each $0.25 converted.

On October 9, 2017, Newcan, an entity wholly owned by Mr. Koretsky, a director of the Company, exchanged $29,999.50 in principal of Newcan Funding Notes (advanced in September 2017) for Newcan Convertible Note 6.  This note bears interest at the rate of 10% per annum.  No payments are required until January 2, 2019, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2019, the first of eight principal payments will become due; subsequent principal payments will become due on the first day of each July, October, January and April until paid in full.  This note and accrued interest thereunder may be converted, in whole or in part, into one share of common stock for each $0.25 converted.

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

All of Mr. Binder’s loans that were outstanding as of December 31, 2016 were converted to common stock effective May 31, 2017, including all of his accrued deferred salary as of December 31, 2016.  As of May 31, 2017, there was a balance of $149,550 in loans from Mr. Binder that remained outstanding.  This amount consisted of the $72,000 principal balance of Binder Convertible Note 4, which related to advances made and salary accrued after January 1, 2017, and an additional $77,550 of unsecured, book entry loans.  During the three months ended August 31, 2017, Mr. Binder advanced a total of $47,767 to the Company under the Binder Funding Notes. Also during the three months ended August 31, 2017, principal in the amount of $77,550, accrued salary due to Mr. Binder in the amount of $37,500, and accrued interest in the amount of $2,246 were transferred from the Binder Funding Notes to fund Binder Convertible Note 5, and principal in the amount of $47,767, accrued salary due to Mr. Binder in the amount of $25,000, and accrued interest in the amount of $1,384 were transferred from the Binder Funding Notes to fund Binder Convertible Note 6.  The Binder Convertible Notes 5 and 6 are unsecured and bear interest at the rate of 10% per annum. No payments are required until October 1, 2018, at which time all accrued interest becomes due and payable. Principal will be payable in eight equal quarterly installments, together with accrued interest, beginning on January 2, 2019. At Mr. Binder’s election, at any time prior to payment or prepayment of the Binder Convertible Note 5 or 6 in full, all principal and accrued interest under the Binder Convertible Note 5 or 6 may be converted, in whole or in part, into our common stock at the rate of one share for each $0.25 converted.

On October 9, 2017, Mr. Binder, an officer and director of the Company, exchanged $39,520.56 in principal of Binder Funding Notes (advanced in September and October 2017) for Binder Convertible Note 7.  This amount included $12,500 of accrued but unpaid salary due by the Company to Mr. Binder.  This note bears interest at the rate of 10% per annum.  No payments are required until January 2, 2019, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2019, the first of eight principal payments will become due; subsequent principal payments will become due on the first day of each July, October, January and April until paid in full.  This note and accrued interest thereunder may be converted, in whole or in part, into one share of common stock for each $0.25 converted.

Omnibus Loan Amendment Agreement

On May 31, 2017, we entered into an Omnibus Loan Amendment Agreement (the “Omnibus Loan Amendment”) with Jeffrey I. Binder, Frank Koretsky, Newcan Investment Partners LLC and CLS CO 2016, LLC (collectively, the “Insiders”).  Pursuant to the Omnibus Loan Amendment, we agreed with the Insiders to amend certain terms of loans the Insiders made to us for working capital purposes, which loans were initially demand loans, and, except for certain loans made in 2017, were later memorialized as convertible loans (the “Insider Loans”), in exchange for the agreement of the Insiders to convert all Insider Loans where funds were advanced prior to January 1, 2017, which total $2,537,750, plus $166,490 of accrued interest thereon, into an aggregate of 10,816,960 shares of our common stock, and forego the issuance of warrants to purchase our common stock upon conversion.  This resulted in the issuance of an additional 7,609,910 shares compared to the original number of shares issuable upon conversion of the Insider Loans prior to the Omnibus Loan Agreement. We valued the shares at $0.125, which was the market price of our stock at the conversion date, and charged the amount of $951,239 to loss on modification of debt during the twelve months ended May 31, 2017.

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

Over the next twelve months we will require significant additional capital to cover our projected cash flow deficits due to payments on the loans from Jeffrey Binder and Newcan Investment Partners, LLC, the implementation of our business plan, including the acquisition of complementary operating companies, and the development of alternative revenue sources.

We currently have one employee, Jeffrey Binder, who serves as our Chairman, President and Chief Executive Officer.   In an effort to assist us conserve cash, Mr. Binder converted all accrued salary due to him through August 31, into convertible promissory notes.  Mr. Binder has deferred all of his salary to date for the fiscal year ended May 31, 2017 and the three months ended August 31, 2017.  Mr. Bonsett, our former Chief Operating Officer, left the Company following the expiration of his employment agreement effective October 1, 2017.

We do not currently have the capital necessary to meet our liquidity needs, fund our capital requirements or implement our business plan. We intend to fund our cash flow and capital requirements during the next year from the proceeds of the equity line, the sale of our debt and equity securities, by obtaining additional loans and with cash generated from the operations of companies we may acquire.  There can be no assurance that we will be able to meet our needs, however, as we have not yet received any commitments for the purchase of our equity securities or for additional loans and although we have entered into a non-binding letter of intent to acquire Oasis Cannabis, as described below, we have not entered into any definitive agreements to acquire any companies.  Because we do not know when we will re-visit commencing operations in Colorado, there can be no assurance that PRH will ever generate sufficient cash to repay the $500,000 loan from CLS Labs Colorado or to meet PRH’s obligations under the Licensing Agreement or Equipment Lease. Further, due to the delays we encountered with the construction of our Colorado processing facility, we have placed our proposed Colorado operations on hold and will pursue revenue producing opportunities in other states.  We anticipate that we may incur operating losses during the next twelve months.

Pure Harvest and Oasis Cannabis Transaction

Earlier this year, we entered into a non-binding letter of intent with Pure Harvest Cannabis Producers, Inc., or Pure Harvest, a development stage cannabis company, which had planned to become a licensed vertically integrated cannabis business involved in all aspects of the cannabis cycle, including plant science, cultivation, production, medical and recreational dispensaries and delivery.  Pure Harvest intended to accomplish this through an active acquisition strategy combined with greenfield development.

Following this announcement, in August 2017, we entered into a non-binding letter of intent with Alternative Solutions, LLC (“Oasis Cannabis”), a cannabis company that operates a revenue-producing dispensary in Las Vegas, Nevada and plans to become a vertically integrated cannabis operator in Nevada.  As a result, we will focus on directly acquiring Oasis Cannabis instead of Pure Harvest although the CEO of Pure Harvest, David Lamadrid, is anticipated to join us as our new President and CFO if and when the Oasis Cannabis transaction closes.  Upon closing, we will likely relocate to Las Vegas, Nevada and change our name to “Pure Harvest Cannabis Producers, Inc.”  Jeffrey Binder is expected to remain as our CEO and Chairman of the board of directors of the combined company.  Due diligence is almost completed at this time and we are both finalizing the terms of the transaction as well as preparing the necessary financial statements.  We anticipate that we will need to raise significant additional capital in order to close the Oasis Cannabis transaction.  We have not yet executed any definitive agreements with Oasis Cannabis so there can be no assurance that the transaction will close or what the ultimate terms of the transaction will be.

Going concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, have an accumulated deficit of $9,557,295 and had a working capital deficit of $1,401,275 at August 31, 2017. In addition, we do not currently have the cash resources to meet our operating commitments during the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by developmental stage companies.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs, to borrow capital and to sell equity to support our plans to acquire operating businesses, open processing facilities and finance ongoing operations. There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have the following critical accounting estimates:

·
Estimates and assumptions used in the valuation of derivative liabilities: Management utilizes a lattice model to estimate the fair value of derivative liabilities. The model includes subjective assumptions that can materially affect the fair value estimates.

Recently Issued Accounting Standards

Accounting standards promulgated by the Financial Accounting Standards Board (“FASB”) are subject to change. Changes in such standards may have an impact on our future financial statements. The following are a summary of recent accounting developments.

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted. We are currently evaluating the potential impact of the update on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for us on January 1, 2020. The amendments in this ASU will be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed.

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

CLS HOLDINGS USA, INC.

Date: October 13, 2017	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)