Form 10-Q
period 2017-11-30
CLS Holdings USA, Inc.
filed 2018-01-12
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

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
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 39,126,944 shares of $0.0001 par value common stock outstanding as of January 9, 2018.

CLS HOLDINGS USA, INC.

FORM 10-Q
Quarterly Period Ended November 30, 2017

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

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”) that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System, which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2017	2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$259,189	$78,310
Prepaid expenses	26,410	1,410
Other current assets	36,381	-
Total current assets	321,980	79,720

Security deposit	-	50,000
Property, plant and equipment, net of accumulated depreciation of $2,230 and $1,784	444	890
Intangible assets, net of accumulated amortization of $1,044 and $828	1,114	1,330

Total assets	$323,538	$131,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$669,554	$581,765
Accrued compensation, related party	91,250	53,750
Due to related party	17,930	17,930
Accrued interest	746	20,171
Accrued interest, related party	158,303	106,022
Notes payable, related parties	100,841	699,208
Convertible notes payable, net of discount of $332,917 and $57,644	30,083	252,356
Convertible notes payable, related party, net of discount of $0 and $0	48,000	-
Derivative liability	353,093	95,276

Total current liabilities	1,469,800	1,826,478

Noncurrent liabilities
Convertible notes payable, related parties, net of discount of $346,471 and $0	746,525	192,000

Total Liabilities	2,216,325	2,018,478

Commitments and contingencies	-	-

Stockholder’s equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 39,126,944 and 32,852,944 shares issued and outstanding at November 30, 2017 and May 31, 2017, respectively	3,913	3,286
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Additional paid-in capital	10,117,243	7,032,836
Stock payable	68,950	68,950
Accumulated deficit	(12,082,893)	(8,991,610)
Total stockholder’s equity (deficit)	(1,892,787)	(1,886,538)

Total liabilities and stockholders’ equity (deficit)	$323,538	$131,940

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Thee	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross margin	-	-	-	-

Selling, general and administrative expenses	85,218	163,122	298,421	337,867
Professional fees	172,161	197,050	318,162	503,231
Total operating expenses	257,379	360,172	616,583	841,098

Operating loss	(257,379)	(360,172)	(616,583)	(841,098)

Other (income) expense:
Interest expense	806,965	756,292	881,831	1,014,362
Gain on settlement of debt	-	-	(3,480)	-
Loss on modification of debt	-	33,334	29,145	33,334
Loss on note exchange	404,082	-	404,082	-
Loss on extinguishment of debt	989,032	-	989,032	-
Change in fair value of derivative	68,140	(24,345)	174,090	(148,266)
Total other expense	2,268,219	765,281	2,474,700	899,430

Income (Loss) before income taxes	(2,525,598)	(1,125,453)	(3,091,283)	(1,740,528)

Income tax expense	-	-	-	-

Net income (loss)	$(2,525,598)	$(1,125,453)	$(3,091,283)	$(1,740,528)

Net income (loss) per share - basic	$(0.07)	$(0.06)	$(0.09)	$(0.09)

Net income (loss) per share - diluted	$(0.07)	$(0.06)	$(0.09)	$(0.09)

Weighted average shares outstanding - basic	35,039,032	20,350,003	33,946,441	20,350,003

Weighted average shares outstanding - diluted	35,039,032	20,350,003	33,946,441	20,350,003

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	November 30, 2017	November 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,091,283)	$(1,740,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	539	539
Change in fair value of derivative	174,090	(148,266)
Loss on modification of debt	29,145	33,334
(Gain) loss on note exchange	404,082	-
Loss on extinguishment of debt	989,032	-
Gain on settlement of debt	(3,480)	-
Amortization of debt discounts	572,856	889,392
Amortization of deferred financing costs	3,119	-
Depreciation and amortization expense	662	662
Changes in assets and liabilities:
Other assets	50,000	-
Prepaid expenses	(25,000)	(16,049)
Other current assets	(39,500)	-
Accounts payable and accrued expenses	383,583	135,976
Accrued compensation	112,500	75,000
Due to related parties	-	251
Accrued interest, related party	52,281	80,311
Deferred rent	(49,565)	-
Accrued interest	12,189	1,545
Net cash used in operating activities	(424,750)	(687,833)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for construction in progress	-	(35,013)
Net cash used in investing activities	-	(35,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party convertible notes payable	-	150,000
Proceeds from related party notes payable	275,629	621,000
Proceeds from convertible notes	330,000	-
Principal payments on related party notes payable	-	(61,000)
Repayments of convertible notes payable	-	(50,000)
Net cash provided by financing activities	605,629	660,000

Net increase in cash and cash equivalents	180,879	(62,846)

Cash and cash equivalents at beginning of period	78,310	88,244

Cash and cash equivalents at end of period	$259,189	$25,398

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible note issued for unpaid accrued salary	$75,000	$250,000
Related party notes payable reclassified as related party convertible notes payable	$873,996	$222,750
Note payable exchanged for common stock	$936,478	$-
Beneficial conversion feature on convertible notes payable	$508,988	$518,720
Shares issued for settlement of accounts payable	$6,000	$-
Extinguishment of debt	$-	$254,114
Discount on convertible notes payable due to derivative	$802,381	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2017
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

On April 29, 2015, the Company, CLS Labs and CLS Merger Inc., a Nevada corporation and wholly owned subsidiary of CLS Holdings  (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) and completed a merger, whereby CLS Merger Inc. merged with and into CLS Labs, with CLS Labs remaining as the surviving entity (the “Merger”). Upon the consummation of the Merger, the shares of the common stock of CLS Holdings owned by CLS Labs were extinguished and the former stockholders of CLS Labs were issued an aggregate of 15,000,000 (post Reverse Split) shares of common stock in CLS Holdings in exchange for their shares of common stock in CLS Labs. As a result of the Merger, the Company acquired the business of CLS Labs and abandoned its previous business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $259,189 and $78,310 as of November 30, 2017 and May 31, 2017, respectively.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs for the three and six months ended November 30, 2017 and 2016.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred no research and development costs for the three and six months ended November 30, 2017 and 2016, respectively.

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

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three and six months ended November 30, 2017 and 2016.

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

Recent Accounting Pronouncements

Accounting standards promulgated by the Financial Accounting Standards Board (“FASB”) are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following is a summary of recent accounting developments.

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

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU becomes effective for the Company on January 1, 2018, and will be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that this standard will have on any awards that are modified once this standard is adopted.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $12,082,893 as of November 30, 2017. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans, the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Prepaid Expenses

Prepaid expenses consisted of the following at November 30, 2017 and May 31, 2017:

	November 30,	May 31,
	2017	2017
Prepaid legal fees	$1,410	$1,410
Prepaid expenses	25,000	-
Total	$26,410	$1,410

Note 4 – Security Deposit

The Company had a security deposit in the amount of $0 and $50,000 at November 30, 2017 and May 31, 2017, respectively.  This amount consisted of a deposit to secure office and warehouse space. In August of 2017, the Company received a demand letter from the landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease; during the six months November 30, 2017, the Company wrote-off the security deposit in the amount of $50,000.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at November 30, 2017 and May 31, 2017.

	November 30,	May 31,
	2017	2017
Computer equipment	$2,674	$2,674
Property and equipment, gross	2,674	2,674
Less: accumulated depreciation	(2,230)	(1,784)
Property and equipment, net	$444	$890

Depreciation expense totaled $223 and $223 for the three months ended November 30, 2017 and 2016 respectively. Depreciation expense totaled $446 and $446 for the six months ended November 30, 2017 and 2016 respectively.

Note 6- Deferred Financing Costs

During the three months ended November 30, 2017, the Company had deferred financing costs of $39,500 related to a convertible note payable.  During the three months ended November 30, 2017, the Company amortized $3,119 of these deferred costs.

Note 7 – Intangible Assets

Intangible assets consisted of the following at November 30, 2017 and May 31, 2017.

	November 30,	May 31,
	2017	2017
Domain name	$2,158	$2,158
	2,158	2,158
Less: accumulated amortization	(1,044)	(828)
Intangible assets, net	$1,114	$1,330

Total amortization expense charged to operations for the three months ended November 30, 2017 and 2016 was $108 and $108, respectively. Total amortization expense charged to operations for the six months ended November 30, 2017 and 2016 was $216 and $216, respectively.   The domain name is being amortized over a period of 60 months.

Note 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at November 30, 2017 and May 31, 2017.

	November 30,	May 31,
	2017	2017
Trade payables	$577,278	$497,213
Accrued payroll and related liabilities	36,577	34,987
Deferred rent liability	55,699	49,565
Total accounts payable and accrued liabilities	$669,554	$581,765

Note 9 – Related Party Transactions

As of November 30, 2017 and May 31, 2017, the Company owed the amount of $37,500 and $37,500, respectively, to Jeffrey Binder, its President and Chief Executive Officer, for accrued salary. For the three and six months ended November 30, 2017, unpaid accrued salary in the amount of $12,500 and $75,000, respectively, was transferred to a convertible promissory note due to Mr. Binder (see note 9).

As of November 30, 2017 and May 31, 2017, the Company had accrued salary due to Alan Bosnett, a former officer of the Company prior to his October 1, 2017 separation, in the amount of $37,500 and $0, respectively.

As of November 30, 2017 and May 31, 2017, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

As of November 30, 2017 and May 31, 2017, the Company had related party payables in the amount of $17,930 due to officers and directors related to expenses paid on behalf of the Company. The Company imputed interest at the rate of 6% per annum on these liabilities, and recorded imputed interest expense on these liabilities in the amounts of $268 and $539 during the three and six months ended November 30, 2017 and 2016, respectively.  These interest accruals were charged to additional paid-in capital.

Related Party Notes Payable

The Company has convertible notes payable and demand convertible notes payable outstanding to Jeffrey Binder, an officer and director, and to Newcan Investment Partners, LLC, an entity that is wholly owned by Frank Koretsky, a director (see note 10).

Note 10 – Notes Payable

Related Party Notes Payable

On May 31, 2017, the Company entered into an Omnibus Loan Amendment Agreement (the “Omnibus Loan Amendment”) with Jeffrey I. Binder, Frank Koretsky, Newcan Investment Partners LLC and CLS CO 2016, LLC (collectively, the “Insiders”).  Pursuant to the Omnibus Loan Amendment, the Company agreed with the Insiders to amend certain terms of loans the Insiders made to the Company for working capital purposes, which loans were initially demand loans, and, except for loans made in 2017, were later memorialized as convertible loans (the “Insider Loans”), in exchange for the agreement of the Insiders to convert all Insider Loans where funds were advanced prior to January 1, 2017, which totaled $2,537,750, plus $166,490 of accrued interest thereon, into an aggregate of 10,816,960 shares of the Company’s common stock at $0.25 per share, and forego the issuance of warrants to purchase the Company’s common stock upon conversion.  This resulted in the issuance of an additional 7,609,910 shares compared to the original number of shares issuable upon conversion of the Insider Loans prior to the Omnibus Loan Agreement. The Company valued the shares at $0.125, which was the market price of the Company’s stock at the conversion date, and charged the amount of $951,239 to loss on modification of debt during the twelve months ended May 31, 2017. The Company entered into the Omnibus Loan Amendment in order to ease the debt burden on the Company and prevent it from defaulting on the Insider Loans.

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

The following tables summarize the Company’s loan balances at November 30, 2017 and May 31, 2017:
November 30,	May 31,
2017	2017

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

During the three months ended November 30, 2017, Mr. Binder advanced a total of $112,862 to the Company under the Binder Funding Notes. A discount in the amount of $70,790 related to the beneficial conversion feature of the Binder Funding Notes was charged to additional paid-in capital and amortized to interest expense.  During these three months ended November 30, 2017, interest in the amount of $642 was accrued on the Binder Funding Notes.  Also during the three months ended November 30, 2017, principal in the amount of $27,021 and accrued interest in the amount of $122 was transferred from the Binder Funding Notes to a new convertible note payable to Mr. Binder (the “Binder Convertible Note 7”).
$84,841	$77,550

	November 30, 2017	May 31, 2017

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

During the three months ended November 30, 2017, Newcan advanced $45,000 to the Company under the Newcan Funding Notes.  Also during the three months ended November 30, 2017, interest in the amount of $247 was accrued on the Newcan Funding Notes. A discount  in the amount of $58,600 related to the beneficial conversion feature of the Binder Funding Notes was charged to additional paid-in capital and amortized to interest expense.  Also, during the three months ended November 30, 2017, principal in the amount of $30,000 and accrued interest in the amount of $148 were transferred to a new Convertible Notes payable to Newcan (the “Newcan Convertible Note 6”).
	15,000	621,658

Total – Demand Convertible Notes Payable, Related Parties	$100,841	$699,208
Current portion	$100,841	$699,208
Long term portion	$-	$-

November 30,	May 31,
2017	2017

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

During the three and six months ended November 30, 2017, interest in the amount of $1,798 and   $3,610 was accrued on Binder Convertible Note 4, respectively.
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

During the three and six months ended November 30, 2017, interest in the amount of $2,992 and $6,016 was accrued on Newcan Convertible Note 1, respectively.
120,000	120,000

Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated August 23, 2017 in the original principal amount of $115,050 (the “Binder Convertible Note 5”).  The Binder Convertible Note 5 was funded with the conversion of $37,500 of unpaid accrued salary due to Mr. Binder and $77,550 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 10% per annum. No interest payments are required until October 1, 2018, at which time all accrued interest becomes due and payable.  Commencing on January 2, 2019, the first of eight principal payments in the amount of $14,381 will become due; subsequent principal payments will become due on the first day of each April, July, October, and January until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.25 converted.  The Company recognized a discount of $46,020 on the Binder Convertible Note 5 related to the value of the beneficial conversion feature at the time of issuance; $3,824 and $4,160 of this discount was amortized during the three and six months ended November 30, 2017, respectively. During the three and six months ended November 30, 2017, interest in the amount of $2,868 and $3,121 was accrued on Binder Convertible Note 5, respectively, and $3,630 of accrued interest was transferred from the Binder Funding Notes.
115,050	-

November 30, 2017	May 31, 2017

Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated August 23, 2017 in the original principal amount of $72,767 (the “Binder Convertible Note 6”).  The Binder Convertible Note 6 was funded with the conversion of $25,000 of unpaid accrued salary due to Mr. Binder and $47,767 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 10% per annum. No interest payments are required until October 1, 2018, at which time all accrued interest becomes due and payable.  Commencing on January 2, 2019, the first of eight principal payments in the amount of $9,096 will become due; subsequent principal payments will become due on the first day of each April, July, October, and January until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.25 converted. The Company recognized a discount of $29,107 on the Binder Convertible Note 6 related to the value of the beneficial conversion feature at the time of issuance; $2,419 and $2,632 of this discount was amortized during the three and six months ended November 30 2017, respectively.  During the three and six months ended November 30, 2017, interest in the amount of $1,814 and $1,974 was accrued on Binder Note 6, respectively.
72,767	-

Unsecured convertible note issued to Newcan, an entity owned by Frank Koretsky, a director of the Company, dated August 23, 2017 in the original principal amount of $621,658 (the “Newcan Convertible Note 4”).  The Newcan Convertible Note 4 was funded with the conversion of $621,658 of advances Newcan made to the Company under the Newcan Funding Notes.  This note bears interest at the rate of 10% per annum. No interest payments are required until October 1, 2018, at which time all accrued interest becomes due and payable.  Commencing on January 2, 2019, the first of eight principal payments in the amount of $69,074 will become due; subsequent principal payments will become due on the first day of each April, July, October, and January until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.25 converted. The Company recognized a discount of $248,663 on the Newcan Convertible Note 4 related to the value of the beneficial conversion feature at the time of issuance; $20,665 and $22,482 of this discount was amortized during the three and six months ended November 30, 2017, respectively.  During the three and six months ended November 30, 2017, interest in the amount of $15,499 and $16,861 was accrued on Newcan Convertible Note 4, respectively, and $23,856 of accrued interest was transferred from the Newcan Funding Notes.
621,658	-

Unsecured convertible note issued to Newcan, an entity owned by Frank Koretsky, a director of the Company, dated August 23, 2017 in the original principal amount of $70,000 (the “Newcan Convertible Note 5”).  The Newcan Convertible Note 5 was funded with the conversion of $70,000 of advances Newcan made to the Company under the Newcan Funding Notes.  This note bears interest at the rate of 10% per annum. No interest payments are required until October 1, 2018, at which time all accrued interest becomes due and payable.  Commencing on January 2, 2019, the first of eight principal payments in the amount of $8,750 will become due; subsequent principal payments will become due on the first day of each April, July, October, and January until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.25 converted. The Company recognized a discount of $28,000 on the Newcan Convertible Note 5 related to the value of the beneficial conversion feature at the time of issuance; $2,327 and $2,532 of this discount was amortized during the three and six months ended November 30, 2017. During the three and six months ended November 30, 2017, interest in the amount of $1,745 and $1,899 was accrued on Newcan Convertible Note 5, respectively.
70,000	-

	November 30, 2017	May 31, 2017

Unsecured convertible note issued to Newcan, an entity owned by Frank Koretsky, a director of the Company, dated October 9, 2017 in the original amount of $30,000 (the “Newcan Convertible Note 6”). The Newcan Convertible Note 6 was funded with the conversion of $30,000 of advances Newcan made to the Company under the Newcan Funding Notes.  This note bears interest at the rate of 10% per annum.  No interest payments are required until January 2, 2019, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2019, the first of eight principal payments in the amount of $3,750 will become due; subsequent principal payments will become due on the first day of each July, October, January and April until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.25 converted.  The Company recognized a discount of $15,808 on the Newcan Convertible Note 6 related to the value of the beneficial conversion feature at the time of issuance; $751 of this discount was amortized during the three months ended November 30, 2017.  During the three months ended November 30, 2017, interest in the amount of $427 was accrued on the Newcan Convertible Note 6 and $148 of accrued interest was transferred from the Newcan Funding Notes.
	30,000	-

Unsecured convertible note issued to Jeffery Binder, an officer and director of the Company, dated October 9, 2017 in the original principal amount of $39,521 (the “Binder Convertible Note 7”).  The Binder Notes 7 was funded with the conversion of $12,500 of unpaid accrued salary due to Mr. Binder and $27,021 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 10% per annum.  No interest payments are required until January 2, 2019, at which time all accrued interest becomes due and payable.  Commencing April 1, 2019, the first of eight principal payments in the amount of $4,940 will become due, subsequent payments will become due on the first day of each July, October, January and April until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.25 converted.  The Company recognized a discount of $12,000 on the Binder Convertible Note 7 related to the value of the beneficial conversion feature at the time of issuance; $570 of this discount was amortized during the three months ended November 30, 2017. During the three months ended November 30, 2017, interest in the amount of $563 was accrued on the Binder Convertible Note 7 and $122 of accrued interest was transferred from the Binder Funding Notes.
	39,521	-

Total – Convertible Notes Payable, Related Parties	$1,140,996	$192,000
Less: Discount	(346,471)	-
Convertible Notes Payable, Related Parties, Net of Discounts	$794,525	$192,000

Convertible Notes Payable, Related Parties, Net of Discounts, Current Portion	$48,000	$-
Convertible Notes Payable, Related Parties, Net of Discounts, Long-term Portion	746,525	192,000

November 30, 2017	May 31, 2017

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

On September 20, 2017, the Company entered into an Exchange Agreement, whereby it agreed to exchange the April 2015 Note for 1,500,000 shares of its common stock. The holder of the April 2015 Note had previously sold it for $105,219, which represented the balance due by the Company, to StarForce Media, Inc., an entity that is not affiliated with the Company.  The Company recognized a loss on this exchange in the amount of $404,082, which was charged to operations during the three months ended November 30, 2017.  The Company also expensed the remaining discount in the amount of $18,155 to interest expense during the three months ended November 30, 2017.

During the three and six months ended November 30, 2017, the Company accrued interest in the amount of $822 and $4,603, respectively, on the April 2015 Note.
$-	$100,000

November 30, 2017	May 31, 2017

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

On September 23, 2017, but effective on September 15, 2017, the 8% note was further orally amended, and the outstanding balance was increased by $96,862. The Company recognized the modification of this note as an extinguishment of debt and recognized a gain on the extinguishment of $144,851.  The Company also recognized a discount on the modified note of $300,435, which was fully charged to operations during the three months ended November 30, 2017. On September 25, 2017, but effective September 15, 2017, the Company entered into an Exchange Agreement, whereby it agreed to exchange the 8% Note for 4,500,000 shares of its common stock. Old Main, the original holder of the 8% Note, had previously sold it for $382,496.  The balance due by the Company under the 8% Note at the time it was sold was $322,612. The Company recognized a loss on this exchange in the amount of $1,113,883, which was charged to operations during the three months ended November 30, 2017.

During the three and six months ended November 30, 2017, the Company accrued interest in the amount of $1,138 and $5,587, respectively, on the 8% Note, and $30,411 of the discount was amortized to interest expense during the six months ended November 30, 2017.
-	210,000

	November 30, 2017	May 31, 2017
Senior Convertible promissory note payable to FirstFire Global Opportunities Fund, LLC (the “FirstFire Note”) dated November 15, 2017 and bearing interest at a rate of 5% per annum.  The lender loaned the Company $330,000 and the FirstFire Note has an original issue discount of $33,000.  The FirstFire Note is due seven months from the date of issue. FirstFire may, at its option, convert all or a portion of the FirstFire Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.40 per share (the “FirstFire Fixed Conversion Price”) for the first 180 calendar days after the issue date.  After the 180th day, the conversion price shall equal the lower of (i) the FirstFire Fixed Conversion Price, or (ii) 75% multiplied by the lowest traded price of the common stock during twenty (20) consecutive trading day period immediately preceding the trading day that the Company received a notice of conversion. The Company recognized a discount of $363,000 on the FirstFire Note related to the beneficial conversion feature at the time of issuance. During the three months ended November 30, 2017, $30,083 of this discount was charged to operations. During the three months ended November 30, 2017, the Company accrued interest in the amount of $746 on this note.
	363,000	-

Total - Convertible Notes Payable	$363,000	$310,000
Less: Discount	(332,917)	(57,644)
Convertible Notes Payable, Net of Discounts	$30,083	$252,356

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$30,083	$252,356
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$-	$-

Discounts on notes payable amortized to interest expense – 3 months ended November 30:	530,796	689,196

Discounts on notes payable amortized to interest expense – 6 months ended November 30:	572,856	889,392

Beneficial Conversion Features

The 8% Note and FirstFire Note contain conversion features that create derivative liabilities. The pricing model the Company uses for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income.  The derivative component of the 8% Note was valued at issuance, at conversion, at restructure, and at each period end.  See note 11.

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

Note 11 – Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 39,126,944 and 32,852,944 shares of common stock issued and outstanding as of November 30, 2017 and May 31, 2017, respectively.

The Company recorded imputed interest of $268 and $271 during the three months ended November 30, 2017 and 2016 on related party payables due to a director and officer of the Company. The Company recorded imputed interest of $539 and $539 during the six months ended November 30, 2017 and 2016 on related party payables due to a director and officer of the Company.

Stock Issued for Services

On July 13, 2017, the Company issued 24,000 shares of common stock to a consultant in exchange for a $6,000 accrued liability for services previously provided.  This resulted in a gain on the settlement of accounts payable in the amount of $3,480.

Stock Issued for Note Exchange

On September 20, 2017, the Company entered into an Exchange Agreement, whereby it agreed to exchange the April 2015 Note for 1,500,000 shares of its common stock valued at $510,000. The holder of the April 2015 Note had previously sold it for $105,219, which represented the balance due by the Company, to StarForce Media, Inc., an entity that is not affiliated with the Company.  The Company recognized a loss on this exchange in the amount of $404,082, which was charged to operations during the three months ended November 30, 2017.

On September 25, 2017, the Company entered into an Exchange Agreement, whereby it agreed to exchange the 8% Note for 4,500,000 shares of its common stock valued at $1,844,035. The Company recognized a loss on this exchange in the amount of $989,177, which was charged to operations during the three months ended November 30, 2017.

On November 15, 2017, the Company issued 250,000 shares of restricted Common Stock, valued at $95,000, as a commitment fee to a convertible note holder.

Warrants

On November 15, 2017, the Company issued FirstFire Global Opportunities Fund, LLC (“FirstFire”) a three year common stock purchase warrant to purchase 350,000 shares of the Company’s common stock at an initial exercise price of $0.75 per share.  These warrants were valued at $123,950 and were charged to operations during the three months ended November 30, 2017.

The following table summarizes the significant terms of warrants outstanding at November 30, 2017. These warrants were granted as part of a financing agreement:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.75	350,000	2.96	$0.75	350,000	$0.75

	350,000	2.96	$0.75	350,000	$0.75

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2017	-	$-
Granted	350,000	$0.75
Exercised	-	$-
Cancelled / Expired	-	$-
Warrants outstanding at November 30, 2017	350,000	$0.75

Note 12 – Fair Value of Financial Instruments

The Company has entered into convertible note agreements containing beneficial conversion features with Old Main and with FirstFire.  The Old Main 8% Note was satisfied during the three months ended November 30, 2017, along with the derivative liability associated with the Old Main 8% Note. See note 11.  One of the features is a ratchet reset provision which, in general, reduces the conversion price should the Company issue equity with an effective price per share that is lower than the stated conversion price in the note agreement. The Company accounts for the fair value of the conversion feature in accordance with ASC 815- Accounting for Derivatives and Hedging and Emerging Issues Task Force (“EITF”) 07-05- Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). The Company carries the embedded derivative on its balance sheet at fair value and accounts for any unrealized change in fair value as a component of its results of operations.

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at November 30, 2017 and May 31, 2017.

	November 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$353,093	$353,093

	May 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$95,276	$95,276

The estimated fair values of the Company’s derivative liabilities are as follows:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of May 31, 2017	$95,276

Issuances	673,891

Conversions/Redemptions	(603,559)

Extinguishment of debt	13,395

Revaluation loss	174,090

Balance as of November 30, 2017	$353,093

Note 13 – Commitment and Contingencies

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease.  These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the Balance Sheet as of November 30, 2017.

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman, President and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs’ common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.  On April 28, 2015, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed that following the merger of CLS Labs and a subsidiary of the Company, in addition to his obligations to CLS Labs, he would serve the Company and its subsidiaries in such roles as the Company may request.  In exchange, the Company agreed to assume the obligations of CLS Labs to grant Mr. Binder annual stock options, as referenced above.  Mr. Binder continues to receive an annual salary of $150,000 from CLS Labs for serving as its Chairman, President and Chief Executive Officer.  My Binder has deferred all of the salary payable to him under his employment agreement through November 30, 2017.  On July 20, 2016, March 31, 2017, August 23, 2017, and October 9, 2017 the Company issued Mr. Binder convertible notes in exchange for $250,000, $112,500, $62,500, and $39,521, respectively, in deferred salary, among other amounts owed to Mr. Binder by the Company.  As of November 30, 2017 and May 31, 2017, the Company had accrued compensation due to Mr. Binder in the amount of 37,500 and $37,500.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett received a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, valued at $327,500, which became fully vested one year from the effective date of the agreement. Mr. Bonsett, as an owner of Picture Rock Holdings, LLC (“PRH”), will indirectly receive the benefits of the Colorado Arrangement discussed in Note 12. The business to be operated by PRH pursuant to the Colorado Arrangement has not yet produced revenues. Mr. Bonsett has agreed to defer his salary effective July 1, 2017; at November 30, 2017, the Company had accrued compensation due to Mr. Bonsett in the amount of $37,500. On October 1, 2017, the Company and Mr. Alan Bonsett, the Company’s Chief Operating Officer, mutually agreed to end his employment with the Company.  Mr. Bonsett may provide consulting services to the Company in the future on an as needed basis.

 Effective November 30, 2017, the Company and Mr. Lamadrid entered into a one-year employment agreement. Pursuant to the agreement, Mr. Lamadrid commenced serving as the Company’s President and Chief Financial Officer on December 1, 2017. Under the agreement, Mr. Lamadrid is entitled to receive an annual salary of $175,000. Further, he is entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, and annual restricted stock awards of the Company’s common stock in an amount equal to 3% of its annual EBITDA. Additionally, Mr. Lamadrid is entitled to a one-time signing bonus of 500,000 shares of restricted common stock of the Company, which shall become fully vested one year from the effective date of the agreement.

At November 30, 2017 and May 31, 2017, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250.

Note 14 – Subsequent Events

On December 4, 2017, the Company and Alternative Solutions, LLC (“Alternative Solutions”) entered into a Membership Interest Purchase Agreement (the “Acquisition Agreement”) for the Company to acquire (the “Oasis Acquisition”) the outstanding equity interests in three subsidiaries of Alternative Solutions (collectively, the “Oasis LLCs”).  Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which will be followed by an additional payment of $1,800,000 within 45 days (75 days if an extension fee of $200,000 is paid by the Company) for an initial 10% of each of the Oasis LLCs.  At that time, the Company will apply for state regulatory approval to own an interest in the Oasis LLCs.  The 10% membership interest cannot be issued to the Company until it receives such approval.  If the Company does not receive such regulatory approvals within ninety (90) days, the Company may terminate the Acquisition Agreement and receive the return of its $1,800,000 deposit.  Within ninety (90) days after the Company makes the additional payment of $1,800,000, the Company must make the payments to acquire the remaining 90% of the Oasis LLCs, which are equal to cash in the amount of $6,200,000, a $4.0 million promissory note due in December 2018 (the “Oasis Note”), and $6,000,000 in shares (the “Purchase Price Shares”) of its common stock (collectively, the “Closing Consideration”).  At that time, the Company must apply for state regulatory approval to own the additional 90% in membership interests in the Oasis LLCs.  Upon receipt of such approval, the Company will close on the purchase of the membership interests pursuant to the Acquisition Agreement.

The number of Purchase Price Shares shall equal $6,000,000 divided by the lower of $1.00 or the conversion price to receive one share of the Company’s common stock in its next equity offering that commences in 2018, multiplied by 80%.  The Oasis Note will be secured by a first priority security interest over the assets of each of the Oasis LLCs and Alternative Solutions, including the Company’s 10% equity interest in the Oasis LLCs, and the Company shall deliver to Alternative Solutions a confession of judgment that will become effective in the event of any event of default under the Oasis Note.

Oasis currently owes certain amounts to a consultant known as 4Front Advisors, LLC.  If the Company makes any payments to this company post-closing, generally speaking, the Company will be entitled to deduct the present value of such payments from the principal amount due under the Oasis Note.

Assuming the Company closes on the Acquisition Agreement, in May 2019, Alternative Solutions will be entitled to a $1,000,000 payment from the Company if the existing dispensary operated by an Oasis LLC has maintained an average revenue of $20,000 per day during the 2018 calendar year.

The sale, assignment, transfer, pledge or other disposition of any interest in the Oasis LLCs or Alternative Solutions is ineffective unless approved in advance by the state of Nevada and any municipality in which the Oasis LLC’s operation is licensed.

In connection with the Oasis Acquisition, the Company plans to employ Mr. Ben Sillitoe as its COO.  The Company plans to issue him 500,000 shares of restricted common stock pursuant to his proposed employment agreement.  Upon the Company’s payment of the additional deposit of $1,800,000, it will also issue 500,000 shares of its restricted common stock to each of David Lamadrid, its President and Chief Financial Officer, and J.P. Barton, for introducing it to Alternative Solutions.

The closing of the Acquisition Agreement is subject to a number of conditions, including the Company’s  ability to raise the $8,000,000 in cash required to close the transaction.  As a result, there can be no assurance that the Company will be able to close the Oasis Acquisition.

On December 7, 2017, the Company commenced a private offering of its securities pursuant to Rule 506(c) promulgated under the Securities Act of 1933, as amended.  The Company is offering for sale a minimum of 1,800,000 units and a maximum of 4,000,000 units at a price of $1.25 per unit.  Each unit consists of four shares of common stock and one warrant to purchase common stock at $0.75 per share.  Assuming the Company sells the minimum units by January 17, 2018, which date may be extended by up to 60 days in the sole discretion of the Company, the common stock and warrants issued at closing will be restricted securities.

The Company intends to use the proceeds of the private offering primarily to make certain payments required under its definitive agreement to purchase the membership interests of the Oasis LLCs from Alternative Solutions.

On December 7, 2017, the board of directors of the Company appointed Andrew Glashow as a Class 1 director to fill a vacancy on its board of directors.  Mr. Glashow will initially serve for a one-year term expiring at the 2018 meeting of stockholders of the Company. Mr. Glashow is not a party to any arrangement with any other person pursuant to which he was selected as a director.

On January 3, 2018, the Company announced that it had received a Notice of Allowance from the U.S. Patent and Trademark Office with respect to its patent application for its proprietary extraction and conversion methodology.

On January 5, 2018, the Company issued a convertible promissory note to Newcan, an entity owned by Frank Koretsky, a director of the Company, in the amount of $115,000.00 (the “Koretsky Note”), and to Jeffrey Binder, an officer and director of the Company, in the amount of $165,360.19 (the “Binder Note” and, together with the Koretsky Note, the “Notes”), to finalize the terms of repayment with respect to certain loans made to the Company by Newcan and Mr. Binder between October, 13, 2017 and December 27, 2017, and certain compensation payable to Mr. Binder as of November 30, 2017. The Notes, which otherwise contain identical terms, are unsecured and bear interest at the rate of 10% per annum. No payments are required until April 1, 2019, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on July 1, 2019. The Notes may be prepaid by the Company with no penalty at any time upon thirty days written notice.

The holder of each Note may, at any time prior to payment or prepayment in full, convert all principal and accrued interest thereunder, in whole or in part, into securities of the Company. For each $0.3125 converted, the holder will receive one share of the Company’s common stock.

On January 10, 2018, effective December 1, 2017, the Company amended the terms of all of its outstanding convertible promissory notes owed to Mr. Binder and Newcan to increase the conversion price from $0.25 to $0.3125 per share of common stock.

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

On April 17, 2015, CLS Labs took its first step toward commercializing its proprietary methods and processes by entering into the Colorado Arrangement through its wholly owned subsidiary, CLS Labs Colorado, with certain Colorado entities, including PRH. Recently, we suspended our plans to proceed with the Colorado Arrangement due to regulatory delays and have not yet determined when we will pursue it again. Instead, we plan to pursue other revenue producing opportunities, including the Acquisition Agreement with Alternative Solutions, as described below, in other states through the acquisition of cannabis and other complementary companies. We recently received a Notice of Allowance from the U.S. Patent and Trademark Office with respect to our patent application for our proprietary extraction and conversion methodology.  We have not yet commercialized our proprietary process and have not earned any revenues.

We intend to monetize our extraction and conversion method and generate revenues through (i) the licensing of our patent pending proprietary methods and processes to others, (ii) the processing of cannabis for others, and (iii) the purchase of cannabis and the processing and sale of cannabis-related products.  We plan to accomplish this through the acquisition of companies, the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can establish a position as one of the premier cannabinoid extraction and processing companies in the industry. Assuming we do so, we then intend to explore the creation of our own brand of concentrates for consumer use, which we would sell wholesale to cannabis dispensaries. We believe that we can create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling. We also plan to offer consulting services through Cannabis Life Sciences Consulting, LLC, which will generate revenue by providing consulting services to cannabis-related businesses, including growers, dispensaries and laboratories, and driving business to our processing facilities.

With our planned acquisition of Oasis Cannabis pursuant to the Acquisition Agreement, as described below, our mission has shifted to becoming a fully licensed integrated cannabis producer and retailer in Nevada and other western states.  Our strategy and business model will be similar to Canopy Growth (WEED.TO), Aurora Cannabis (ACB.TO) and GB Sciences (GBLX).  CLS stands for “Cannabis Life Sciences,” in recognition of our patent pending proprietary method of extracting various cannabinoids from the marijuana plant and converting them into products with a higher level of quality and consistency. Our business model includes licensing operations, processing operations, processing facilities, sale of products, brand creation and consulting services.

On January 4, 2018, the Attorney General of the United States issued new written guidance concerning the enforcement of federal laws relating to marijuana.  The Attorney General’s memorandum stated that previous DOJ guidance specific to marijuana enforcement, including the memorandum issued by former Deputy Attorney General James Cole on August 29, 2013 (as amended on February 14, 2014, the “Cole Memo”) is unnecessary and is rescinded, effective immediately.  The Cole Memo told federal prosecutors that in states that had legalized marijuana, they should use their prosecutorial discretion to focus not on businesses that comply with state regulations, but on illicit enterprises that create harms like selling drugs to children, operating with criminal gangs, and selling across state lines.  In addition, since 2014, the federal budget has prohibited the DOJ from using federal funds to prosecute medical cannabis businesses pursuant to a budget rider, which must be renewed annually and is presently set to expire on January 19, 2018.  The Attorney General has now advised that it will be left to the discretion of the local US attorneys in the various districts to decide how and when to enforce the federal marijuana laws.  As a result of the Attorney General’s recent guidance, it is unclear whether and how US attorneys in states with medical and/or recreational marijuana laws will enforce federal laws relating to the prohibition of the possession, ownership or sale of marijuana, among other things.  It is also unclear whether any states will challenge the Attorney General’s new pronouncement in the applicable courts.  However, as a result of the Attorney General’s new guidance, some banks, clearing brokers and other businesses may cease or limit how they do business with companies in the marijuana business to avoid a possible violation of federal law.  It is also possible that some US attorneys may begin enforcing federal laws to prevent marijuana businesses that are otherwise validly operating under state laws, from conducting business.  Thus, regardless of whether the Attorney General’s new pronouncement is enforced or found to be lawful, it could have a material adverse impact on the marijuana industry, including our business.

We had a net loss of $2,525,598 and $3,091,283 for the three and six months ended November 30, 2017, resulting in an accumulated deficit as of November 30, 2017 of $12,082,893. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the Three Months Ended November 30, 2017 and 2016

Revenues

The Company had no revenues during the three months periods ended November 30, 2017 and November 30, 2016.

General and administrative expenses

General and administrative expenses decreased $77,904, or approximately 48%, to $85,218 during the three months ended November 30, 2017, compared to $163,122 for the three months ended November 30, 2016.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, compensation costs, bank charges and payroll expenses.  The decrease was primarily due to our decision to vacate our Colorado premises and return the leased space to the landlord in 2017, which reduced our occupancy costs. We expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Professional fees

Professional fees decreased $24,889, or approximately 13%, to $172,161 during the three months ended November 30, 2017 compared to $197,050 for the three months ended November 30, 2016.  This decrease was due primarily to the reduction of legal and investor relations fees for the three months ended November 30, 2017 compared to the prior period. We expect professional fees to increase in future periods as our business grows.

Interest expense

Interest expense for the three months ended November 30, 2017 was $806,965, an increase of $50,673, or 7%, compared to $756,292 for the three months ended November 30, 2016.  Interest expense increased primarily due to $207,229 of interest expense associated with the commitment shares and warrants issued with the FirstFire Note. This increase was partially offset by a $156,400 decrease in the amortization of discounts on notes payable.  During the three months ended November 30, 2016, $445,803 of the amortization of discount on convertible debt was related to debt that was converted to equity at May 31, 2017; since this debt was no longer outstanding, there was no amortization of discount related to this debt during the three months ended November 30, 2017.

Change in fair value of derivative liability

We revalued the derivative liability related to our 8% Note and FirstFire Note at November 30, 2017 at $353,093.  This revaluation resulted in a loss of $68,140, a decrease of $92,485 compared to a gain of $24,345 during the three months ended November 30, 2016.

Loss on note exchange

During the three months ended November 30, 2017, we recognized a loss on the exchange of debt in the amount of $404,532.  This loss related to the exchange of the April 2015 Note for our common stock. On November 28, 2016, we entered into an amendment with Old Main regarding the 10% Notes.  In exchange for amending the terms of the 10% Notes, we increased the outstanding principal balance by 10%, resulting in a loss on the modification of the 10% Notes of $33,334, which we included in results of operation for the three months ended November 30, 2016.

Loss on extinguishment of debt

During the three months ended November 30, 2017, we recognized a loss on the extinguishment of debt in the amount of $989,032.  This loss is related to the exchange of the 8% Note for our common stock.  There was no comparable transaction during the three months ended November 30, 2016.

Net loss

For the reasons above, we had a net loss for the three months ended November 30, 2017 of $2,525,598, which is an increase of $1,400,145, or approximately 124%, compared to a net loss of $1,125,453 during the three months ended November 30, 2016.

Results of Operations for the Six Months Ended November 30, 2017 and 2016

Revenues

The Company had no revenues during the six months periods ended November 30, 2017 and November 30, 2016.

General and administrative expenses

General and administrative expenses decreased $39,446, or approximately 12%, to $298,421 during the six months ended November 30, 2017, compared to $337,867 for the six months ended November 30, 2016.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, compensation costs, bank charges and payroll expenses.  The decrease was primarily due to our decision to vacate our Colorado premises and return the leased space to the landlord in 2017, which reduced our occupancy costs. We expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Professional fees

Professional fees decreased $185,069, or approximately 37%, to $318,162 during the six months ended November 30, 2017 compared to $503,231 for the six months ended November 30, 2016.  This decrease was due primarily to the reduction of legal and investor relations fees for the six months ended November 30, 2017 compared to the prior period due to a decrease in SEC filings and capital raising activities during the six months ended November 30, 2017. We expect professional fees to increase in future periods as our business grows.

Interest expense

Interest expense for the six months ended November 30, 2017 was $881,831, a decrease of $132,531, or 13%, compared to $1,014,362 for the six months ended November 30, 2016.  Interest expense decreased primarily due to a decrease in amortization of the discount on convertible debt, which was $572,856 during the current period compared to $889,392 for the comparable period of the prior year. During the six months ended November 30, 2016, $445,803 of the amortization on discount on convertible debt was related to debt that was converted to equity at May 31, 2017; since this debt was no longer outstanding, there was no amortization of discount related to this debt during the six months ended November 30, 2017.

Change in fair value of derivative liability

We revalued the derivative liability related to our 8% Note and FirstFire Note at November 30, 2017 at $353,093.  This revaluation resulted in a loss of $174,090, a decrease in the amount of $322,356 compared to a gain of $148,266 during the six months ended November 30, 2016.

Gain on settlement of debt

During the six months ended November 30, 2017, we recognized a gain on the settlement of accounts payable in the amount of $3,480 because we repaid an account using our common stock.  There was no comparable transaction during the six months ended November 30, 2016.

Loss on modification of debt

During the six months ended November 30, 2017, we recognized a loss on the modification of debt in the amount of $29,145.  This loss related to the amendment of the 8% Note.  On November 28, 2016, we entered into an amendment with Old Main regarding the 10% Notes.  In exchange for amending the terms of the 10% Notes, we increased the outstanding principal balance by 10%, resulting in a loss on the modification of 10% Notes of $33,334, which we included in results of operation for the six months ended November 30, 2016.

Loss on note exchange

During the six months ended November 30, 2017, we recognized a loss on the exchange of debt in the amount of $404,532.  This loss related to the exchange of the 8% Note and April 2015 Note for our common stock. There was not a similar transaction during the six months ended November 30, 2016.

Loss on extinguishment of debt

During the three months ended November 30, 2017, we recognized a loss on the extinguishment of debt in the amount of $989,032.  This loss is related to the exchange of the 8% Note for our common stock.  There was no comparable transaction during the six months ended November 30, 2016.

Net loss

For the reasons above, we had a net loss for the six months ended November 30, 2017 of $3,091,283 which is an increase of $1,350,755, or approximately 78%, compared to a net loss of $1,740,528 during the six months ended November 30, 2016.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2017 compared to May 31, 2017.

	November 30, 2017	May 31, 2017
Current Assets	$321,980	$79,720
Current Liabilities	$1,469,800	$1,826,478
Working Capital (Deficit)	$(1,147,820)	$(1,746,758)

At November 30, 2017 and May 31, 2017, we had a working capital deficit of $1,147,820 and $1,746,758, respectively. This working capital deficit occurred primarily because we have not yet commenced earning revenues.  We plan to commence earning revenues upon the closing on our pending Acquisition Agreement with Alternative Solutions, which we believe will close in approximately April 2018, assuming certain conditions are satisfied, as described below.  During the six months ended November 30, 2017, we obtained loans from our officers, directors and entities affiliated with Frank Koretsky, one of our directors, to cover operating expenses. We also obtained a loan from FirstFire to pay the initial deposit due under the Acquisition Agreement. This working capital deficit will likely increase until we begin earning revenues but should not be viewed as an indicator of our future performance once we commence earning revenues. We have operated at a loss since inception.

Cash flows used in operating activities was $424,750 during the six months ended November 30, 2017 compared to $687,833 during the six months ended November 30, 2016, a decrease in the amount of $263,083.  This decrease is due primarily to an increase in accounts payable and accrued expenses at November 30, 2017 in the amount of $247,607 compared to the prior period.

Cash flows used in investing activities was $0 during the six months ended November 30, 2017 compared to $35,013 during the six months ended November 30, 2016.  The amounts used during the six months ended November 30, 2016 related to construction in progress at our Colorado processing facility, which has been put on hold.

Cash flows provided by financing activities provided $605,629 during the six months ended November 30, 2017 compared to $660,000 during the six months ended November 30, 2016.  The decrease in cash flows from financing activities during the six months ended November 30, 2017, was primarily due to lower borrowings from our officers, directors and entities affiliated with one of our directors during the six months ended November 30, 2017, because of the suspension of our planned Colorado operations.  This decrease was partially offset by our new loan from FirstFire, which we obtained to pay the initial deposit due under the Acquisition Agreement.

Old Main Agreements

On March 18, 2016, we issued Old Main an 8% Convertible Promissory Note (the “8% Note”) in the principal amount of $200,000 for Old Main’s commitment to enter into an equity line transaction with us and prepare all of the related transaction documents. The 8% Note bears interest at the rate of 8% per annum. On October 6, 2016, we amended the 8% Note, among other documents (the “First Amendment”) to defer the commencement of amortization payments on the 8% Note so that they commenced at the earlier of February 3, 2017 or on the date the registration statement with respect to the underlying shares had been declared effective by the SEC.  On such date, we were required begin to redeem 1/6th of the face amount of the 8% Note and any accrued but unpaid interest on a monthly basis. Such amortization payment could be made, at our option, in cash or, subject to certain conditions, in our common stock pursuant to a conversion rate equal to the lower of (a) $1.07 (the “8% Note Fixed Conversion Price”) or (b) 75% of the lowest VWAP in the twenty (20) consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.  Subject to certain exclusions, if we had sold or issued our common stock or certain common stock equivalents at an effective price per share that was lower than the 8% Note Fixed Conversion Price, the conversion price would have been reduced to equal to such lower price.

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

On July 6, 2017, we entered into the fourth amendment to the 8% Note (the “Fourth Amendment”) to further amend the terms of the 8% Note.  Pursuant to the Fourth Amendment, the maturity date of the 8% Note was extended to July 15, 2017 and the outstanding balance of the 8% Note as of June 30, 2017 was increased by multiplying it by 1.075.  The Fourth Amendment was effective on June 30, 2017.

On August 23, 2017, we entered into the fifth amendment to the 8% Note (the “Fifth Amendment”) to further amend the terms of the 8% Note.  Pursuant to the Fifth Amendment, the maturity date of the 8% Note was extended to September 15, 2017 and the outstanding balance remained unchanged.  The Fifth Amendment was effective on July 15, 2017.

On September 25, 2017, but effective as of September 15, 2017, we entered into an Exchange Agreement, whereby we agreed to exchange the 8% Note for 4,500,000 shares of our common stock. Pursuant to an oral agreement with the original holder of the 8% Note, principal due under the 8% note was increased by $96,862 to a total of $322,612 prior to the date on which the exchange of the 8% Note for common stock occurred.

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

FirstFire Note

On November 15, 2017, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC (“FirstFire”), whereby FirstFire agreed to purchase a 5% Senior Convertible Promissory Note in the aggregate principal amount of $363,000 (the “FirstFire Note”) from us due, subject to the terms therein, seven (7) months from the date of issuance, for a purchase price of $330,000.

The FirstFire Note bears interest at the rate of 5% per annum. Any overdue accrued and unpaid interest to be paid under the FirstFire Note bears interest at the lesser of 15% per annum or the maximum rate permitted by applicable law. At any time prior to the 180th day following the date of issuance, we may prepay all or any portion of the principal amount of the FirstFire Note and any accrued and unpaid interest by paying the following amounts:  (i) within the initial 90 days after the date of issuance: 115% multiplied by the principal amount then due plus accrued interest; and (ii) from the 91st day through the 180th day after the date of issuance: 125% multiplied by the principal amount then due plus accrued interest.

The FirstFire Note is convertible at any time into shares of our common stock, at the option of the holder, at an initial conversion rate equal $0.40 per share of common stock (the “Fixed Conversion Price”).  Any time on or after the 180th day after the issuance of the FirstFire Note, the conversion price shall equal the lower of (a) the Fixed Conversion Price or (b) 75% of the lowest traded price of our common stock in the 20 consecutive trading days immediately prior to the day that we receive the applicable conversion notice. Subject to certain exclusions, if we sell or issue our common stock or certain common stock equivalents at an effective price per share that is lower than the then applicable conversion price, the conversion price will be reduced to be equal to such lower price. In the event of any event of default under the FirstFire Note, the outstanding principal amount of the FirstFire Note plus accrued but unpaid interest, multiplied by 150%, shall become immediately due and payable in common stock and/or cash, at the election of the holder.

On the closing date, we also issued FirstFire a three year common stock purchase warrant to purchase 350,000 shares of our common stock at an initial exercise price of $0.75 per share and agreed to issue FirstFire promptly following the closing date 250,000 shares of our restricted common stock as a commitment fee to enter into the Purchase Agreement and prepare all of the related transaction documents.

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

On October 9, 2017, Newcan exchanged $30,000 in principal of Newcan Funding Notes (advanced in September 2017) for Newcan Convertible Note 6.  This note bears interest at the rate of 10% per annum.  No payments are required until January 2, 2019, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2019, the first of eight principal payments will become due; subsequent principal payments will become due on the first day of each July, October, January and April until paid in full.  This note and accrued interest thereunder may be converted, in whole or in part, into one share of common stock for each $0.25 converted.

On January 5, 2018, we issued a convertible promissory note to Newcan in the amount of $115,000 to finalize the terms of repayment with respect to certain loans made to us by Newcan between October 13, 2017 and December 27, 2017 (the “Newcan Convertible Note 7).  This note is unsecured and bears interest at the rate of 10% per annum. No payments are required until April 1, 2019, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on July 1, 2019. The note may be prepaid by us with no penalty at any time upon thirty days written notice.

On January 10, 2018, we increased the conversion price of all notes payable to Newcan from $0.25 per share to $.03125 per share of our common stock.

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

On October 9, 2017, Mr. Binder, an officer and director of the Company, exchanged $39,521 in principal of Binder Funding Notes (advanced in September and October 2017) for Binder Convertible Note 7.  This amount included $12,500 of accrued but unpaid salary due by the Company to Mr. Binder.  This note bears interest at the rate of 10% per annum.  No payments are required until January 2, 2019, at which time all accrued interest becomes due and payable.  Commencing on April 1, 2019, the first of eight principal payments will become due; subsequent principal payments will become due on the first day of each July, October, January and April until paid in full.  This note and accrued interest thereunder may be converted, in whole or in part, into one share of common stock for each $0.25 converted.

On January 5, 2018, we issued a convertible promissory note to Mr. Binder in the amount of $165,360 to finalize the terms of repayment with respect to certain loans made to us by Mr. Binder between November 6, 2017 and December 27, 2017, and certain compensation payable to Mr. Binder as of November 30, 2017 (the “Binder Convertile Note 8). This note is unsecured and bears interest at the rate of 10% per annum. No payments are required until April 1, 2019, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on July 1, 2019. The note may be prepaid by us with no penalty at any time upon thirty days written notice.

On January 10, 2018, we increased the conversion price of all notes payable to Mr. Binder from $0.25 per share to $.03125 per share of common stock.

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

Over the next twelve months we will require significant additional capital to cover our projected cash flow deficits due to payments on the loans from Jeffrey Binder and Newcan Investment Partners, LLC, the implementation of our business plan, including the acquisition of Oasis Cannabis, and the development  other alternative revenue sources.

We currently have two employees, Jeffrey Binder, who serves as our Chairman and Chief Executive Officer, and David Lamadrid, who serves as our President and Chief Financial Officer.   In an effort to assist us conserve cash, Mr. Binder converted all accrued salary due to him through November 30, 2017 into convertible promissory notes.  Mr. Bonsett, our former Chief Operating Officer, left the Company effective October 1, 2017.

We do not currently have the capital necessary to meet our liquidity needs, fund our capital requirements or implement our business plan. We intend to fund our cash flow and capital requirements during the next year from the proceeds of the equity line, the sale of our debt and equity securities, by obtaining additional loans and with cash generated from the operations of companies we may acquire, such as Oasis Cannabis.  There can be no assurance that we will be able to meet our needs, however, as we have not yet received any commitments for the purchase of our equity securities or for additional loans and although we have entered into a definitive agreement to acquire Oasis Cannabis, as described below, the closing of such agreement is subject to numerous conditions, including our ability to raise the required cash.  Because we do not know when we will re-visit commencing operations in Colorado, there can be no assurance that PRH will ever generate sufficient cash to repay the $500,000 loan from CLS Labs Colorado or to meet PRH’s obligations under the Licensing Agreement or Equipment Lease. Further, due to the delays we encountered with the construction of our Colorado processing facility, we have placed our proposed Colorado operations on hold and will pursue revenue producing opportunities in other states.  We anticipate that we may incur operating losses during the next twelve months unless we close on the Oasis Acquisition.

Oasis Cannabis Transaction

On December 4, 2017, CLS and Alternative Solutions, LLC (“Alternative Solutions”) entered into a Membership Interest Purchase Agreement (the “Acquisition Agreement”) for us to acquire (the “Oasis Acquisition”) the outstanding equity interests in three subsidiaries of Alternative Solutions (collectively, the “Oasis LLCs”).  Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which will be followed by an additional payment of $1,800,000 within 45 days (75 days if we pay an extension fee of $200,000) for an initial 10% of each of the Oasis LLCs.  At that time, we will apply for state regulatory approval to own an interest in the Oasis LLCs.  The 10% membership interest cannot be issued to us until we receive such approval.  If we do not receive such regulatory approvals within ninety (90) days, we may terminate the Acquisition Agreement and receive the return of its $1,800,000 deposit.  Within ninety (90) days after we make the additional payment of $1,800,000, we must make the payments to acquire the remaining 90% of the Oasis LLCs, which are equal to cash in the amount of $6,200,000, a $4.0 million promissory note due in December 2018 (the “Oasis Note”), and $6,000,000 in shares (the “Purchase Price Shares”) of our common stock (collectively, the “Closing Consideration”).  At that time, we must apply for state regulatory approval to own the additional 90% in membership interests in the Oasis LLCs.  Upon receipt of such approval, we will close on the purchase of the membership interests pursuant to the Acquisition Agreement.

The number of Purchase Price Shares shall equal $6,000,000 divided by the lower of $1.00 or the conversion price to receive one share of our common stock in our next equity offering that commences in 2018, multiplied by 80%.  The Oasis Note will be secured by a first priority security interest over the assets of each of the Oasis LLCs and Alternative Solutions, including our 10% equity interest in the Oasis LLCs, and we shall deliver to Alternative Solutions a confession of judgment that will become effective in the event of any event of default under the Oasis Note.

Oasis currently owes certain amounts to a consultant known as 4Front Advisors, LLC.  If we make any payments to this company post-closing, generally speaking, we will be entitled to deduct the present value of such payments from the principal amount due under the Oasis Note.

Assuming we close on the Acquisition Agreement, in May 2019, Alternative Solutions will be entitled to a $1,000,000 payment from us if the existing dispensary operated by one of the Oasis LLCs maintains an average revenue of $20,000 per day during the 2018 calendar year.

The sale, assignment, transfer, pledge or other disposition of any interest in the Oasis LLCs or Alternative Solutions is ineffective unless approved in advance by the state of Nevada and any municipality in which the Oasis LLC’s operation is licensed.

In connection with the Oasis Acquisition, we plan to employ Mr. Ben Sillitoe as our COO.  We plan to issue him 500,000 shares of restricted common stock pursuant to his proposed employment agreement.  Upon our payment of the additional deposit of $1,800,000, we will also issue 500,000 shares of our restricted common stock to each of David Lamadrid, our President and Chief Financial Officer, and J.P. Barton, for introducing it to Alternative Solutions.

The closing of the Acquisition Agreement is subject to a number of conditions, including our ability to raise the $8,000,000 in cash required to close the transaction.  As a result, there can be no assurance that we will be able to close the Oasis Acquisition.

Going concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, have an accumulated deficit of $11,953,503 and had a working capital deficit of $1,147,820 at November 30, 2017. In addition, we do not currently have the cash resources to meet our operating commitments during the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by developmental stage companies.

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

Evaluation of Disclosure Controls and Procedures

Jeffrey Binder, our Chief Executive Officer, and David Lamadrid, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on their evaluation, Mr. Binder and Mr. Lamadrid concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

·We do not have an independent board of directors or audit committee or adequate segregation of duties; and

·We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to our limited resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS HOLDINGS USA, INC.

Date: January 12, 2018	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: January 12, 2018	By:	/s/ David Lamadrid
David Lamadrid
President and Chief Financial Officer
(Principal Financial and Accounting Officer)