Form 10-Q
period 2018-02-28
CLS Holdings USA, Inc.
filed 2018-04-16
CIK 1522222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

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
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 48,482,972 shares of $0.0001 par value common stock outstanding as of April 2, 2018.

CLS HOLDINGS USA, INC.

FORM 10-Q
Quarterly Period Ended February 28, 2018

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to “CLS Holdings USA, Inc.,” the “Company,” “we,” “our” or “us” means CLS Holdings USA, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to anticipated future events, future results of operations or future financial performance. These forward-looking statements include, but are not limited to, statements relating to our ability to finance our planned operations and proposed acquisitions, market acceptance of our services and product offerings, our ability to attract and retain key personnel, and our ability to protect our intellectual property. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2018	2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$22,733	$78,310
Prepaid expenses	12,598	1,410
Other current assets	23,431	-
Total current assets	58,762	79,720

Investment	2,050,000	-
Security deposit	-	50,000
Property, plant and equipment, net of accumulated depreciation of $2,453 and $1,784	221	890
Intangible assets, net of accumulated amortization of $1,152 and $828	1,006	1,330

Total assets	$2,109,989	$131,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$671,807	$581,765
Accrued compensation, related party	108,834	53,750
Notes Payable	410,000	-
Due to related party	17,930	17,930
Accrued interest	9,602	20,171
Accrued interest, related party	193,988	106,022
Notes payable, related parties	152,174	699,208
Convertible notes payable, net of discount of $826,775 and $57,644	141,225	252,356
Convertible notes payable, related party, net of discount of $98,382 and $0	114,803	-
Derivative liability	974,175	95,276

Total current liabilities	2,794,538	1,826,478

Noncurrent liabilities
Convertible notes payable, related parties, net of discount of $623,847 and $0	615,574	192,000

Total Liabilities	3,410,112	2,018,478

Commitments and contingencies	-	-

Stockholder’s equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 43,186,944 and 32,852,944 shares issued and outstanding at February 28, 2018 and May 31, 2017, respectively	4,319	3,286
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Additional paid-in capital	13,224,661	7,032,836
Common stock subscriptions receivable	(69,102)	-
Common stock subscribed	123,950	68,950
Accumulated deficit	(14,583,951)	(8,991,610)
Total stockholder’s equity (deficit)	(1,300,123)	(1,886,538)

Total liabilities and stockholders’ equity (deficit)	$2,109,989	$131,940

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Thee	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross margin	-	-	-	-

Selling, general and administrative expenses	838,047	144,204	1,136,468	482,071
Professional fees	376,924	99,867	695,086	603,098
Total operating expenses	1,214,971	244,071	1,831,554	1,085,169

Operating loss	(1,214,971)	(244,071)	(1,831,554)	(1,085,169)

Other (income) expense:
Interest expense	1,434,314	381,149	2,316,145	1,395,511
Gain on settlement of debt	-	-	(3,480)	-
Loss on modification of debt	-	-	29,145	33,334
Loss on note exchange	-	-	404,082	-
Loss on extinguishment of debt	-	-	989,032	-
Change in fair value of derivative	(148,227)	(244,848)	25,863	(393,114)
Total other expense	1,286,087	136,301	3,760,787	1,035,731

Income (Loss) before income taxes	(2,501,058)	(380,372)	(5,592,341)	(2,120,900)

Income tax expense	-	-	-	-

Net income (loss)	$(2,501,058)	$(380,372)	$(5,592,341)	$(2,120,900)

Net income (loss) per share - basic	$(0.06)	$(0.02)	$(0.16)	$(0.10)

Net income (loss) per share - diluted	$(0.06)	$(0.02)	$(0.16)	$(0.10)

Weighted average shares outstanding - basic	39,126,944	20,465,360	35,654,299	20,388,033

Weighted average shares outstanding - diluted	39,126,944	20,465,360	35,654,299	20,388,033

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 28, 2017	February 28, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,592,341)	$(2,120,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	804	804
Change in fair value of derivative	25,863	(393,114)
Share-based compensation	55,000	-
Warrants issued to placement agent	610,414	-
Loss on modification of debt	29,145	33,334
(Gain) loss on note exchange	404,082	-
Loss on extinguishment of debt	989,032	-
Gain on settlement of debt	(3,480)	-
Amortization of debt discounts	1,391,110	1,197,998
Amortization of deferred financing costs	22,569	-
Depreciation and amortization expense	993	993
Changes in assets and liabilities:
Other assets	50,000	-
Prepaid expenses	(11,188)	(16,049)
Other current assets	(46,000)	-
Accounts payable and accrued expenses	937,895	137,699
Accrued compensation	167,584	112,500
Due to related parties	-	-
Accrued interest, related party	87,966	131,042
Deferred rent	(49,565)	-
Accrued interest	21,045	16,402
Net cash used in operating activities	(909,072)	(899,291)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for investment in Oasis LLCs	(2,050,000)	-
Payment for construction in progress	-	(35,013)
Net cash used in investing activities	(2,050,000)	(35,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party convertible notes payable	601,070	150,000
Proceeds from related party notes payable	-	838,000
Proceeds from convertible notes	880,000	-
Proceeds from notes payable	410,000	-
Principal payments on related party notes payable	-	(61,000)
Repayments of convertible notes payable	-	(75,000)
Proceeds from sale of equity	1,012,425	-
Net cash provided by financing activities	2,903,495	852,000

Net increase in cash and cash equivalents	(55,577)	(82,304)

Cash and cash equivalents at beginning of period	78,310	88,244

Cash and cash equivalents at end of period	$22,733	$5,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible note issued for unpaid accrued salary	$112,500	$250,000
Related party notes payable reclassified as related party convertible notes payable	$1,116,856	$222,750
Beneficial conversion feature on convertible notes payable	$1,681,946	$-
Note payable exchanged for common stock	$936,478	$518,720
Shares issued for settlement of accounts payable	$6,000	$-
Extinguishment of debt	$	$254,114
Discount on convertible notes payable due to derivative	$1,321,862	$-
Common stock issued for conversion of notes payable	$-	$222,657

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2018
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

The Company has been issued a patent allowance with respect to its proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. These concentrates may be ingested in a number of ways, including through vaporization via electronic cigarettes (“e-cigarettes”), and used for a variety of pharmaceutical and other purposes. Internal testing of this extraction method and conversion process has revealed that it produces a cleaner, higher quality product and a significantly higher yield than the cannabinoid extraction processes currently existing in the marketplace. The Company has not commercialized its proprietary process or otherwise earned any revenues.  The Company plans to generate revenues through licensing, fee-for-service and joint venture arrangements related to its proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into saleable concentrates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $22,733 and $78,310 as of February 28, 2018 and May 31, 2017, respectively.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs for the three and nine months ended February 28, 2018 and 2017.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred no research and development costs for the three and nine months ended February 28, 2018 and 2017, respectively.

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

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company uses for determining the fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (see note 11).

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

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three and nine months ended February 28, 2018 and 2017.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $14,583,951 as of February 28, 2018. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans, the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Prepaid Expenses

Prepaid expenses consisted of the following at February 28, 2018 and May 31, 2017:

	February 28,	May 31,
	2018	2017
Prepaid legal fees	$1,410	$1,410
Prepaid expenses	11,188	-
Total	$12,598	$1,410

Note 4 – Security Deposit

The Company had a security deposit in the amount of $0 and $50,000 at February 28, 2018 and May 31, 2017, respectively.  This amount consisted of a deposit to secure office and warehouse space. In August of 2017, the Company received a demand letter from the landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease; during the six months ended November 30, 2017, the Company wrote-off the security deposit in the amount of $50,000.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at February 28, 2018 and May 31, 2017.

	February 28,	May 31,
	2018	2017
Computer equipment	$2,674	$2,674
Property and equipment, gross	2,674	2,674
Less: accumulated depreciation	(2,453)	(1,784)
Property and equipment, net	$221	$890

Depreciation expense totaled $223 and $223 for the three months ended February 28, 2018 and 2017 respectively. Depreciation expense totaled $669 and $669 for the nine months ended February 28, 2018 and 2017 respectively.

Note 6 – Deferred Financing Costs

During the nine months ended February 28, 2018, the Company had deferred financing costs of $45,700 related to a convertible notes payable.  During the three and nine months ended February 28, 2018, the Company amortized $19,450 and $22,569 of these deferred costs. As of February 28, 2018, the Company had $23,431 of deferred financing costs remaining.

Note 7 – Intangible Assets

Intangible assets consisted of the following at February 28, 2018 and May 31, 2017.

	February 28,	May 31,
	2018	2017
Domain name	$2,158	$2,158
	2,158	2,158
Less: accumulated amortization	(1,152)	(828)
Intangible assets, net	$1,006	$1,330

Total amortization expense charged to operations for the three months ended February 28, 2018 and 2017 was $108 and $108, respectively. Total amortization expense charged to operations for the nine months ended February 28, 2018 and 2017 was $324 and $324, respectively.   The domain name is being amortized over a period of 60 months.

Note 8 – Investment in Oasis LLCs

On December 4, 2017, the Company and Alternative Solutions, LLC (“Alternative Solutions”) entered into a Membership Interest Purchase Agreement (the “Acquisition Agreement”) for the Company to acquire the outstanding equity interests in three subsidiaries (collectively, the “Oasis LLCs”), Serenity Wellness Center LLC d/b/a/ Oasis Medical Cannabis, Serenity Wellness Growers LLC, and Serenity Wellness Products LLS, from Alternative Solutions.  Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 on February 5, 2018, for an initial 10% of each of the subsidiaries. As of February 28, 2018, the Company had a total investment of $2,050,000 in the Oasis LLCs.

The closing consideration that the Company must pay to acquire the remaining 90% of the subsidiaries, is equal to cash in the amount of $6,200,000, a $4.0 million promissory note due in December 2019, and $6,000,000 in shares of the Company’s common stock.

The number of shares shall equal $6,000,000 divided by the lower of $1.00 or the conversion price to receive one share of the Company’s common stock in its next equity offering that it commences in 2018 that exceeds $6 million, multiplied by 80%.  The promissory note will be secured by a first priority security interest over the assets of each of the Oasis LLCs, including the Company’s 10% equity interest in the three subsidiaries, and the Company shall deliver to Alternative Solutions a confession of judgment that will become effective in the event of any event of default under the promissory note.

Assuming the Company closes on the acquisition, in May 2020, Alternative Solutions will be entitled to a $1,000,000 payment from the Company, if the existing dispensary operated by an Oasis LLC has maintained an average revenue of $20,000 per day during the 2019 calendar year.

The sale, assignment, transfer, pledge or other disposition of any interest in the Oasis LLCs or Alternative Solutions is ineffective unless approved in advance by the State of Nevada and any municipality in which the three subsidiaries’ operations is licensed.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at February 28, 2018 and May 31, 2017.

	February 28,	May 31,
	2018	2017
Trade payables	$575,546	$497,213
Accrued payroll and related liabilities	40,562	34,987
Deferred rent liability	55,699	49,565
Total accounts payable and accrued liabilities	$671,807	$581,765

Note 10 – Related Party Transactions

As of February 28, 2018 and May 31, 2017, the Company owed the amount of $37,500 and $37,500, respectively, to Jeffrey Binder, its Chief Executive Officer, for accrued salary. For the three and nine months ended February 28, 2018, unpaid accrued salary in the amount of $37,500 and $112,500, respectively, was transferred to a convertible promissory note due to Mr. Binder (see note 9).

As of February 28, 2018 and May 31, 2017, the Company owed the amount of $14,584 and $0, respectively, to David Lamadrid, its President and Chief Financial Officer.

As of February 28, 2018 and May 31, 2017, the Company had accrued salary due to Alan Bonsett, a former officer of the Company prior to his October 1, 2017 separation, in the amount of $37,500 and $0, respectively.

As of February 28, 2018 and May 31, 2017, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

As of February 28, 2018 and May 31, 2017, the Company had related party payables in the amount of $17,930 due to officers and directors related to expenses paid on behalf of the Company. The Company imputed interest at the rate of 6% per annum on these liabilities, and recorded imputed interest expense on these liabilities in the amounts of $265 and $804 during the three and nine months ended February 28, 2018 and 2017, respectively.  These interest accruals were charged to additional paid-in capital.

Related Party Notes Payable

The Company has convertible notes payable outstanding to Jeffrey Binder, an officer and director, and to Newcan Investment Partners, LLC, an entity that is wholly owned by Frank Koretsky, a director (see note 10).

Note 11 – Notes Payable

Notes Payable

On February 7, 2018, the Company issued a note payable to Todd Blatt in the amount of $210,000.  This note accrues interest at a rate of 6% per annum and is due on February 7, 2019.  During the three months ended February 28, 2018, the Company accrued interest in the amount of $725 on this note.

On February 7, 2018, the Company issued a note payable to AJG Group in the amount of $200,000.  This note accrues interest at a rate of 6% per annum and is due on February 7, 2019.  During the three months ended February 28, 2018, the Company accrued interest in the amount of $690 on this note.

Related Party Convertible Notes Payable

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

On January 10, 2018, effective December 1, 2017, the Company entered into an Omnibus Amendment to Convertible Notes (the “Second Omnibus Loan Agreement”) with Jeffrey I. Binder, an officer and director of the Company, and Newcan Investment Partners LLC, an entity owned by Frank Koretsky, a director of the Company. The Second Omnibus Loan Agreement provides that the conversion price of all outstanding convertible promissory notes issued to either Mr. Binder or Newcan Investment Partners, LLC as of the date of the Agreement would be increased from $0.25 to $0.3125 per share of common stock.  The remaining terms of such notes remain unchanged.

The following tables summarize the Company’s loan balances at February 28, 2018 and May 31, 2017:

February 28,	May 31,
2018	2017

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

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share and a discount in the amount of $35,023 related to the revaluation of the beneficial conversion feature of the Binder Funding Notes was charged to additional paid-in capital and amortized to interest expense.

During three months ended February 28, 2018, Mr. Binder advanced a total of $194,191 to the Company under the Binder Funding Notes.  During the three months ended February 28, 2018, interest in the amount of $2,433 was accrued on the Finder Funding Notes.  A discount in the amount of $194,191 related to the beneficial conversion feature of the Binder Funding Notes was charged to additional paid-in capital and amortized to interest expense.  Also, during the three months ended February 28, 2018, principal in the amount of $127,860 and accrued interest in the amount of $1,437 was transferred from the Binder Funding Notes to a new convertible note payable to Mr. Binder (the “Binder Convertible Note 8”).
$152,174	$77,550

	February 28, 2018	May 31, 2017

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

Notes payable to Newcan Investment Partners, LLC (“Newcan”), an entity owned by Frank Koretsky, a director of the Company, for advances to fund operations (the “Newcan Funding Notes”). The Newcan Funding Notes bear interest at a rate of 10%. The Newcan Funding Notes have no maturity date and are due on demand. During the twelve months ended May 31, 2017, principal and interest in the amount of $410,000 and $4,046, respectively, were transferred from the Koretsky Funding Notes into the Newcan Funding Notes.  Also during the year ended May 31, 2017, Newcan advanced $791,658 to the Company under the Newcan Funding Notes. Also during the year ended May 31, 2017, principal in the amount of $460,000 and accrued interest in the amount of $7,747, respectively, were transferred from the Newcan Finding Notes and used to fund the Newcan Convertible Notes 2 and 3 (see below); also during the year ended May 31, 2017, principal and accrued interest in the amounts of $120,000 and $2,121, respectively, were transferred out of the Newcan Funding Notes in order to fund the Newcan Convertible Note 3; see below.  During the twelve months ended May 31, 2017, the Company accrued interest in the amount of $13,434 on this note.  Effective May 31, 2017, pursuant to the Omnibus Loan Agreement, a conversion feature was added to the Newcan Funding Notes whereby principal and accrued interest is convertible into common stock of the Company at a rate of $0.25 per share.

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

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share and a discount in the amount of $6,120 related to the revaluation of the beneficial conversion feature of the Newcan Funding Notes was charged to additional paid-in capital and amortized to interest expense.

During the three months ended February 28, 2018, Newcan advanced $100,000 to the Company under the Newcan Funding Notes. Also during the three months ended February 28, 2018, interest in the amount of $915 was accrued on the Newcan Funding Notes. A discount  in the amount of $70,400 related to the beneficial conversion feature of the Newcan Funding Notes was charged to additional paid-in capital and amortized to interest expense.  Also, during the three months ended February 28, 2018, principal in the amount of $115,000 and accrued interest in the amount of $1,014 were transferred to a new Convertible Notes payable to Newcan (the “Newcan Convertible Note 6”).
	-	621,658

Total – Demand Convertible Notes Payable, Related Parties	$152,174	$699,208
Current portion	$152,174	$699,208
Long term portion	$-	$-

February 28,	May 31,
2018	2017

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

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share and a discount was recorded in the amount of $29,376 related to the revaluation of the beneficial conversion feature of the Binder Convertible Note 4; $2,628 of this discount was amortized to interest expense during the three months ended February 28, 2018..

During the three and nine months ended February 28, 2018, interest in the amount of $1,775 and   $5,385 was accrued on Binder Convertible Note 4, respectively.
$72,000	$72,000

Unsecured convertible note issued to Newcan, an entity owned by Frank Koretsky, a director of the Company, dated March 31, 2017 (the “Newcan Convertible Note 3”).  The Newcan Convertible Note 3 was funded with the conversion of $120,000 of advances made to the Company under the Newcan Funding Notes.  This note bears interest at the rate of 10% per annum. No interest payments are required until April 1, 2018, at which time all accrued interest becomes due and payable.  Commencing on July 1, 2018, the first of eight principal payments in the amount of $15,000 will become due; subsequent principal payments will become due on the first day of each October, January, April, and July until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each $0.25 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $0.25 per share.  During the twelve months ended May 31, 2017, the Company accrued interest in the amount of $2,005 on the Koretsky Convertible Note 4. Pursuant to the Omnibus Loan Agreement, on May 31, 2017, the requirement to issue warrants upon conversion was deleted.

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share and a discount was recorded in the amount of $48,960 related to the revaluation of the beneficial conversion feature of the Newcan Convertible Note 1; $4,379 of this discount was amortized during the three months ended February 28, 2018.

During the three and nine months ended February 28, 2018, interest in the amount of $2,959 and $8,975 was accrued on Newcan Convertible Note 3, respectively.
120,000	120,000

February 28, 2018	May 31, 2017

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

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share, and the discount balance in the amount of $41,859 was charged to interest expense. A new discount was recorded in the amount of $46,940 related to the value of the repriced conversion feature of Binder Convertible Note 5; $4,199 of this discount was amortized to interest expense during the three months ended February 28, 2018.
During the three and nine months ended February 28, 2018, interest in the amount of $2,837 and   $5,957 was accrued on Binder Convertible Note 5, respectively.
115,050	-

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

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share, and the discount balance in the amount of $26,475 was charged to interest expense. A new discount was recorded in the amount of $29,689 related to the value of the repriced conversion feature of Binder Convertible Note 6; $2,656 of this discount was amortized to interest expense during the three months ended February 28, 2018.

During the three and nine months ended February 28, 2018, interest in the amount of $1,794 and   $3,768 was accrued on Binder Convertible Note 6, respectively.
72,767	-

February 28, 2018	May 31, 2017

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

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share, and the discount balance in the amount of $226,181 was charged to interest expense. A new discount was recorded in the amount of $253,636 related to the value of the repriced conversion feature of Newcan Convertible Note 4; $22,687 of this discount was amortized to interest expense during the three months ended February 28, 2018.

During the three and nine months ended February 28, 2018, interest in the amount of $15,239 and   $32,190 was accrued on Newcan Convertible Note 4, respectively.
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

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share, and the discount balance in the amount of $25,468 was charged to interest expense. A new discount was recorded in the amount of $28,560 related to the value of the repriced conversion feature of Newcan Convertible Note 5; $2,555 of this discount was amortized to interest expense during the three months ended February 28, 2018.

During the three and nine months ended February 28, 2018, interest in the amount of $1,726 and   $3,625 was accrued on Newcan Convertible Note 5, respectively.
70,000	-

February 28, 2018	May 31, 2017

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

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share, and the discount balance in the amount of $11,430 was charged to interest expense. A new discount was recorded in the amount of $12,240 related to the value of the repriced conversion feature of Newcan Convertible Note 6; $1,095 of this discount was amortized to interest expense during the three months ended February 28, 2018.

During the three and nine months ended February 28, 2018, interest in the amount of $740 and   $1,167 was accrued on Newcan Convertible Note 6, respectively.
30,000	-

Unsecured convertible note issued to Jeffery Binder, an officer and director of the Company, dated October 9, 2017 in the original principal amount of $39,521 (the “Binder Convertible Note 7”).  The Binder Convertible Note 7 was funded with the conversion of $12,500 of unpaid accrued salary due to Mr. Binder and $27,021 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 10% per annum.  No interest payments are required until January 2, 2019, at which time all accrued interest becomes due and payable.  Commencing April 1, 2019, the first of eight principal payments in the amount of $4,940 will become due, subsequent payments will become due on the first day of each July, October, January and April until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.25 converted.  The Company recognized a discount of $12,000 on the Binder Convertible Note 7 related to the value of the beneficial conversion feature at the time of issuance.

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share, and the discount balance in the amount of $15,058 was charged to interest expense. A new discount was recorded in the amount of $16,125 related to the value of the repriced conversion feature of Binder Convertible Note 7; $1,442 of this discount was amortized to interest expense during the three months ended February 28, 2018.

During the three and nine months ended February 28, 2018, interest in the amount of $974 and   $1,538 was accrued on Binder Convertible Note 7, respectively.
39,521	-

	February 28, 2018	May 31, 2017

Unsecured convertible note issued to Newcan, an entity owned by Frank Koretsky, a director of the Company, dated, January 5, 2018 in the original amount of $115,000 (the “Newcan Convertible Note 7”).  The Newcan Convertible Note 7 was funded with the conversion of $115,000 of advances Newcan made to the Company under the Newcan Funding Notes.  This note bears interest at the rate of 10% per annum.  No interest payments are required until April 1, 2019, at which time all of the accrued interest becomes due and payable.  Commencing on July 1, 2019, the first of eight principal payments in the amount of $14,375 will become due; subsequent principal payments will become due on the first day of each October, January, April and July until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.3125 converted.  The Company recognized a discount of $115,000 on the Newcan Convertible Note 7 related to the value of the beneficial conversion feature at the time of issuance. During the three months ended February 28, 2018, the Company amortized $5,254 of this discount to interest expense.

During the three and nine months ended February 28, 2018, interest in the amount of $1,701 was accrued on the Newcan Convertible Note 7.
	115,000	-

Unsecured convertible note issued to Jeffery Binder, an officer and director of the Company, dated January 5, 2018 in the original principal amount of $165,360 (the “Binder Convertible Note 8”).  The Binder Convertible Note 8 was funded with the conversion of $37,500 of unpaid accrued salary due to Mr. Binder and $127,860 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 10% per annum.  No interest payments are required until April 1, 2019, at which time all accrued interest becomes due and payable.  Commencing July 1, 2019, the first of eight principal payments in the amount of $20,670 will become due; subsequent payments will become due on the first day of each October, January, April and July until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.3125 converted.  The Company recognized a discount of $165,360 on the Binder Convertible Note 8 related to the value of the beneficial conversion feature at the time of issuance. During the three months ended February 28, 2018, the Company amortized $7,555 of this discount to interest expense.

During the three and nine months ended February 28, 2018, interest in the amount of $2,446 and $2,446 was accrued on Binder Convertible Note 8, respectively.
	165,360	-

Convertible promissory note payable to David Lamadrid (the “Lamadrid Note”) dated February 20, 2018 in the principal amount of $31,250 and bearing interest at a rate of 8% per annum.  The Lamadrid Note is due eighteen months from the date of issue.  Mr. Lamadrid may, at his option, convert all or a portion of the Lamadrid Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.3125 per share. The Lamadrid Note also contains a reset feature, whereby, absent certain exceptions, if the Company issues equity securities at an effective price less than $0.3125 per share of common stock, the conversion price of the Lamadrid Note will be reset to such lower price. The Company recognized a discount of $31,250 on the Lamadrid Note related to the beneficial conversion feature at the time of issuance.  During the three months ended February 28, 2018, $458 of this discount was charged to operations.  During the three months ended February 28, 2018, the Company accrued interest in the amount of $55 on this note.
	31,250	-

Total – Convertible Notes Payable, Related Parties	$1,452,606	$192,000
Less: Discount	(722,229)	-
Convertible Notes Payable, Related Parties, Net of Discounts	$730,377	$192,000

Convertible Notes Payable, Related Parties, Net of Discounts, Current Portion	$114,803	$-
Convertible Notes Payable, Related Parties, Net of Discounts, Long-term Portion	615,574	192,000

February 28, 2018	May 31, 2017

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

During the three and nine months ended February 28, 2018 the Company accrued interest in the amount of $ 0 and  $4,603, respectively, on the April 2015 Note.
$-	$100,000

February 28, 2018	May 31, 2017

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

On September 23, 2017, but effective on September 15, 2017, the 8% note was further orally amended, and the outstanding balance was increased by $96,862. The Company recognized the modification of this note as an extinguishment of debt and recognized a gain on the extinguishment of $144,851.  The Company also recognized a discount on the modified note of $300,435, which was fully charged to operations during the three months ended November 30, 2017. On September 25, 2017, but effective September 15, 2017, the Company entered into an Exchange Agreement, whereby it agreed to exchange the 8% Note for 4,500,000 shares of its common stock. Old Main, the original holder of the 8% Note, had previously sold it for $382,496.  The balance due by the Company under the 8% Note at the time it was sold was $322,612. The Company recognized a loss on this exchange in the amount of $1,113,883, which was charged to operations during the nine months ended February 28, 2018.

During the three and nine months ended February 28, 2018, the Company accrued interest in the amount of $0 and $5,587, respectively, on the 8% Note, and $30,411 of the discount was amortized to interest expense during the nine months ended February 28, 2018.
-	210,000

	February 28, 2018	May 31, 2017

Senior Convertible promissory note payable to FirstFire Global Opportunities Fund, LLC (the “FirstFire Note”) dated November 15, 2017 and bearing interest at a rate of 5% per annum.  The lender loaned the Company $330,000 and the FirstFire Note has an original issue discount of $33,000.  The FirstFire Note is due seven months from the date of issue. FirstFire may, at its option, convert all or a portion of the FirstFire Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.40 per share (the “FirstFire Fixed Conversion Price”) for the first 180 calendar days after the issue date.  After the 180th day, the conversion price shall equal the lower of (i) the FirstFire Fixed Conversion Price, or (ii) 75% multiplied by the lowest traded price of the common stock during twenty (20) consecutive trading day period immediately preceding the trading day that the Company received a notice of conversion.  During the three months ended February 28, 2018, a dilutive issuance occurred. As a result, the FirstFire Fixed Conversion Price was reduced to $0.3125 per share. The Company recognized a discount of $363,000 on the FirstFire Note related to the beneficial conversion feature at the time of issuance. During the three and nine months ended February 28, 2018, $86,362 and $116,445, respectively, of this discount was charged to operations. During the three and nine months ended February 28, 2018, the Company accrued interest in the amount of $4,475 and $5,221 on this note, respectively.
	363,000	-

Convertible promissory note payable to Darling Capital, LLC (the “Darling Note”) dated February 5, 2018 and bearing interest at a rate of 8% per annum. The lender loaned the Company $500,000 and the Darling Note has an original issue discount of $50,000.  The Darling Note is due eighteen months from the date of issue.  Darling may, at its option, convert all or a portion of the Darling Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.3125 per share. The Darling Note also contains a reset feature, whereby, absent certain exceptions, if the Company issues equity securities at an effective price less than $0.3125 per share of common stock, the conversion price of the Darling Note will be reset to such lower price. The Company recognized a discount of $550,000 on the Darling Note related to the beneficial conversion feature at the time of issuance.  During the three months ended February 28, 2018, $23,168 of this discount was charged to operations.  During the three months ended February 28, 2018, the Company accrued interest in the amount of $2,773 on this note.
	550,000	-

Convertible promissory note payable to Efrat Investments, LLC (the “Efrat Note”) dated February 12, 2018 and bearing interest at a rate of 8% per annum. The lender loaned the Company $50,000 and the Efrat Note has an original issue discount of $5,000.  The Efrat Note is due eighteen months from the date of issue.  Efrat may, at its option, convert all or a portion of the Efrat Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.3125 per share. The Efrat Note also contains a reset feature, whereby, absent certain exceptions, if the Company issues equity securities at an effective price less than $0.3125 per share of common stock, the conversion price of the Efrat Note will be reset to such lower price. The Company recognized a discount of $55,000 on the Efrat Note related to the beneficial conversion feature at the time of issuance.  During the three months ended February 28, 2018, $1,612 of this discount was charged to operations.  During the three months ended February 28, 2018, the Company accrued interest in the amount of $193 on this note.
	55,000	-

Total - Convertible Notes Payable	$968,000	$310,000
Less: Discount	(826,775)	(57,644)
Convertible Notes Payable, Net of Discounts	$141,225	$252,356

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$141,225	$252,356
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$-	$-

Discounts on notes payable amortized to interest expense – 3 months ended February 28, 2018:	818,254	308,606

Discounts on notes payable amortized to interest expense – 9 months ended February 28, 2018:	1,391,110	1,197,998

Beneficial Conversion Features

The 8% Note, FirstFire Note, Darling Note, Efrat Note, and Lamadrid Note contain conversion features that create derivative liabilities. The pricing model the Company uses for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income.  The derivative component of the 8% Note was valued at issuance, at conversion, at restructure, and at each period end.  See note 11.

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

Note 12 – Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 43,186,944 and 32,852,944 shares of common stock issued and outstanding as of February 28, 2018 and May 31, 2017, respectively.

The Company recorded imputed interest of $265 and $265 during the three months ended February 28, 2018 and 2017 on related party payables due to a director and officer of the Company. The Company recorded imputed interest of $804 and $804 during the nine months ended February 28, 2018 and 2017 on related party payables due to a director and officer of the Company.

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

Stock Issued for Note Exchange

On September 20, 2017, the Company entered into an Exchange Agreement, whereby it agreed to exchange the April 2015 Note for 1,500,000 shares of its common stock valued at $510,000. The holder of the April 2015 Note had previously sold it for $105,219, which represented the balance due by the Company, to StarForce Media, Inc., an entity that is not affiliated with the Company.  The Company recognized a loss on this exchange in the amount of $404,082, which was charged to operations during the nine months ended February 28, 2018.

On September 25, 2017, the Company entered into an Exchange Agreement, whereby it agreed to exchange the 8% Note for 4,500,000 shares of its common stock valued at $1,844,035. The Company recognized a loss on this exchange in the amount of $989,032, which was charged to operations during the nine months ended February 28, 2018.

Stock Issued with Note

On November 15, 2017, the Company issued 250,000 shares of restricted Common Stock, valued at $95,000, as a commitment fee to a convertible note holder.

Stock Issued in Offering

On December 7, 2017, the Company commenced a private offering of its securities, the terms of which were amended on January 17, 2018 (the “WestPark Offering”).  The Company offered for sale a minimum of 800,000 units and a maximum of 4,000,000 units at a price of $1.25 per unit.  Each unit consisted of four shares of common stock and one warrant to purchase common stock at $0.75 per share.

On February 7, 2018, the Company received gross proceeds of $1,087,500 from the WestPark Offering, of which $146,975 were expenses, resulting in net proceeds of $940,525, from the sale of units. This resulted in the issuance of 3,480,000 shares of common stock and 870,000 warrants to purchase common stock at a price of $0.75.

On February 21, 2018, the Company received additional gross proceeds of $100,000 from the WestPark Offering, of which $28,100 were expenses, resulting in net proceeds of $71,900, from the sale of units. This resulted in the issuance of 320,000 shares of common stock and 80,000 warrants to purchase common stock at a price of $0.75.

On February 28, 2018, the Company received additional gross proceeds of $81,250 from the WestPark Offering, of which $12,148 were expenses, resulting in net proceeds of $69,102, from the sale of units. This resulted in the issuance of 260,000 shares of common stock and 65,000 warrants to purchase common stock at a price of $0.75.   At February 28, 2018, the net proceeds of this sale had not yet been received by the Company, and the amount of $69,102 is recorded as common stock subscriptions receivable on the Company’s balance sheet.

Warrants

On November 15, 2017, in connection with the Company’s sale of a convertible debenture, the Company issued FirstFire Global Opportunities Fund, LLC (“FirstFire”) a three-year common stock purchase warrant to purchase 350,000 shares of the Company’s common stock at an initial exercise price of $0.75 per share.  These warrants were valued at $123,950 and were charged to operations during the nine months ended February 28, 2018.

On February 9, 2018, in connection with the Company’s sale of a convertible debenture, the Company issued Darling Capital (“Darling”) a three-year common stock purchase warrant to purchase 400,000 shares of the Company’s common stock at an initial exercise price of $0.75 per share.  These warrants were valued at $313,128 and were charged to operations during the nine months ended February 28, 2018.

On February 16, 2018, in connection with the Company’s sale of a convertible debenture, the Company issued Efrat Investments (“Efrat”) a three-year common stock purchase warrant to purchase 40,000 shares of the Company’s common stock at an initial exercise price of $0.75 per share.  These warrants were valued at $32,076 and were charged to operations during the nine months ended February 28, 2018.

On February 26, 2018, in connection with the Company’s sale of a convertible debenture, the Company issued David Lamadrid a three-year common stock purchase warrant to purchase 25,000 shares of the Company’s common stock at an initial exercise price of $0.75 per share.  These warrants were valued at $18,974 and were charged to operations during the nine months ended February 28, 2018.

On February 7, 2018, the Company issued three-year common stock purchase warrants to purchase an aggregate of 870,000 shares of the Company’s common stock at an exercise price of $0.75 per share, to investors in the WestPark Offering.

On February 21, 2018, the Company issued three-year common stock purchase warrants to purchase an aggregate of 80,000 shares of the Company’s common stock at an exercise price of $0.75 per share, to investors in the WestPark Offering.

On February 28, 2018, the Company issued three-year common stock purchase warrants to purchase an aggregate of 65,000 shares of the Company’s common stock at an exercise price of $0.75 per share, to investors in the WestPark Offering.

As of February 28, 2018, the Company was obligated to issue a five-year warrant to purchase 152,250 of the Company’s units at an exercise price of $1.25 per unit to WestPark Capital, Inc., the placement agent for the WestPark Offering.  Each unit consists of four shares of common stock and one warrant to purchase a share of common stock for $0.75 per share.  This warrant is part of the placement agent’s compensation pursuant to the placement agent agreement.  This warrant was valued at $610,414, which amount was charged to operations during the nine months ended February 28, 2018.

The following table summarizes the significant terms of warrants outstanding at February 28, 2018. These warrants were granted as part of financing agreements:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.75	1,480,000	2.99	$0.75	1,480,000	$0.75

	1,480,000	2.99	$0.75	1,480,000	$0.75

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2017	-	$-
Granted	1,480,000	$0.75
Exercised	-	$-
Cancelled / Expired	-	$-
Warrants outstanding at February 28, 2018	1,480,000	$0.75

Note 13 – Fair Value of Financial Instruments

The Company has issued convertible notes containing beneficial conversion features to Old Main, Darling, Efrat, David Lamadrid and FirstFire.  The Old Main 8% Note was satisfied during the three months ended November 30, 2017, along with the derivative liability associated with the Old Main 8% Note. See note 11.  One of the features is a ratchet reset provision which, in general, reduces the conversion price should the Company issue equity with an effective price per share that is lower than the stated conversion price in the note. The Company accounts for the fair value of the conversion feature in accordance with ASC 815- Accounting for Derivatives and Hedging and Emerging Issues Task Force (“EITF”) 07-05- Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). The Company carries the embedded derivative on its balance sheet at fair value and accounts for any unrealized change in fair value as a component of its results of operations.

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at February 28, 2018 and May 31, 2017.

	February 28, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$974,175	$974,175

	May 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$95,276	$95,276

The estimated fair values of the Company’s derivative liabilities are as follows:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of May 31, 2017	$95,276

Issuances	3,091,039

Conversions/Redemptions	(2,238,003)

Revaluation loss	25,863

Balance as of February 28, 2018	$974,175

Note 14 – Commitment and Contingencies

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease.  These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of February 28, 2018.

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman, President and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs’ common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.  On April 28, 2015, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed that following the merger of CLS Labs and a subsidiary of the Company, in addition to his obligations to CLS Labs, he would serve the Company and its subsidiaries in such roles as the Company may request.  In exchange, the Company agreed to assume the obligations of CLS Labs to grant Mr. Binder annual stock options, as referenced above.  Mr. Binder continues to receive an annual salary of $150,000 from CLS Labs for serving as its Chairman, President and Chief Executive Officer.  My Binder has deferred all of the salary payable to him under his employment agreement through November 30, 2017.  On July 20, 2016, March 31, 2017, August 23, 2017, October 9, 2017, and January 5, 2018  the Company issued Mr. Binder convertible notes in exchange for $250,000, $112,500, $62,500, $39,521, and $37,500 respectively, in deferred salary, among other amounts owed to Mr. Binder by the Company.  As of February 28, 2018 and May 31, 2017, the Company had accrued compensation due to Mr. Binder in the amount of 37,500 and $37,500.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett received a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, valued at $327,500, which became fully vested one year from the effective date of the agreement. Mr. Bonsett, as an owner of Picture Rock Holdings, LLC (“PRH”), will indirectly receive the benefits of the Colorado Arrangement discussed in Note 12. The business to be operated by PRH pursuant to the Colorado Arrangement has not yet produced revenues. Mr. Bonsett agreed to defer his salary effective July 1, 2017; at February 28, 2018, the Company had accrued compensation due to Mr. Bonsett in the amount of $37,500. On October 1, 2017, the Company and Mr. Alan Bonsett, the Company’s Chief Operating Officer, mutually agreed to end his employment with the Company.  Mr. Bonsett may provide consulting services to the Company in the future on an as needed basis.

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

At February 28, 2018 and May 31, 2017, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250.

Note 15 – Subsequent Events

On April 2, 2018, the Company and Alternative Solutions entered into a Third Amendment to the Membership Interest Purchase Agreement (the “Third Amendment”) and extended the date upon which the Company is to pay the “Oasis Note” by approximately one (1) year to December 31, 2019.  The Third Amendment also provides that the time period to determine average daily net revenue for the “Bonus Purchase Price”, is amended to be the calendar year ending December 31, 2019 with the payment due thereunder extended to May 30, 2020.

On April 2, 2018, the Company and Alternative Solutions also entered into a Fourth Amendment to the Membership Interest Purchase Agreement (the “Fourth Amendment”) and extended the date upon which the Company is to pay the “Closing Consideration,” to May 21, 2018.

The Closing Consideration that the Company must pay to acquire the remaining 90% of the Oasis LLCs, is equal to cash in the amount of $6,200,000, a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and $6,000,000 in shares (the “Purchase Price Shares”) of the Company’s common stock (collectively, the “Closing Consideration”).

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

Assuming the Company closes on the Acquisition Agreement, in May 2020, Alternative Solutions will be entitled to a $1,000,000 payment from the Company (the “Bonus Purchase Price”) if the existing dispensary operated by an Oasis LLC has maintained an average revenue of $20,000 per day during the 2019 calendar year.

The sale, assignment, transfer, pledge or other disposition of any interest in the Oasis LLCs or Alternative Solutions is ineffective unless approved in advance by the State of Nevada and any municipality in which the Oasis LLC’s operation is licensed.

In connection with the Oasis Acquisition, the Company plans to employ Mr. Ben Sillitoe as its COO.  The Company plans to issue him 500,000 shares of restricted common stock pursuant to his proposed employment agreement.  Upon the Company’s payment of the closing consideration, it will also be obligated to issue 500,000 shares of its restricted common stock to each of David Lamadrid, its President and Chief Financial Officer, and J.P. Barton, for introducing the Company to Alternative Solutions.

The closing of the Acquisition Agreement is subject to a number of conditions, including the Company’s ability to raise the $8,000,000 in cash required to close the transaction.  As a result, there can be no assurance that the Company will be able to close the Oasis Acquisition.

On March 2, 2018, the Company entered into a consulting agreement with Starcity Capital, LLC to assist in its investor relations for a period of three months.  Pursuant to the terms of the consulting agreement, the Company issued 117,000 shares of common stock and issued a three-year warrant to purchase up to 412,500 share of common stock at an exercise price of $0.75 per share.  The stock and warrants vest over the term of the agreement.

On March 12, 2018, the Company received conversion notices for the related party notes payable to CLS CO 2016, LLC, Newcan and Jeffery Binder.  Frank Koretsky, the holder of the CLS CO 2016, LLC note, converted accrued interest in the amount of $9,308 into 29,786 shares of common stock.  Jeffery Binder converted notes with an aggregate principal amount of $464,698 and accrued interest in the amount of $507,756 into 1,624,819 shares of common stock.  Newcan, an entity owned by Mr. Koretsky, converted notes with an aggregate principal amount of $956,658 and accrued interest in the amount of $3,375,220 into 3,375,220 shares of common stock. Frank Koretsky also converted accrued interest on notes issued to him in the amount of $46,626 into 149,203 shares of common stock.

On March 30, 2018, the Company conducted its final closing of the WestPark Offering.  At such closing, the Company sold 441,563 units (1,413,000 shares of common stock and three-year common stock purchase warrants to purchase 353,250 shares of common stock)  for gross proceeds of $441,563.  These shares were not yet issued as of April 3, 2018.

On March 30, 2018, the Company issued a five-year warrants to purchase 205,238 units at an exercise price of $1.25 per unit to the placement agent of the WestPark Offering.  Each unit consists of four shares of common stock and a warrant to purchase one share of common stock for $0.75 per share.

On April 6, 2018, the Company issued a convertible promissory note to Jeffrey Binder, an officer and director of the Company, in the amount of $37,500.00 (the “Binder Convertible  Note 8”), with respect to certain compensation payable to Mr. Binder as of February 28, 2018. The Note is unsecured and bears interest at the rate of 10% per annum. No payments are required until April 1, 2019, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on July 1, 2019. The Binder Convertible Note 8 may be prepaid by the Company with no penalty at any time upon thirty days written notice. Mr. Binder may, at any time prior to payment or prepayment in full, convert all principal and accrued interest thereunder, in whole or in part, into securities of the Company. For each $0.3125 converted, Mr. Binder will receive one share of the Company’s common stock.

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

We had a net loss of $2,501,058 and $5,592,341 for the three and nine months ended February 28, 2018, resulting in an accumulated deficit as of February 28, 2018 of $14,583,951. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the Three Months Ended February 28, 2018 and 2017

Revenues

The Company had no revenues during the three months periods ended February 28, 2018 and February 28, 2017.

General and administrative expenses

General and administrative expenses increased $693,843, or approximately 4481%, to $838,047 during the three months ended February 28, 2018, compared to $144,204 for the three months ended February 28, 2017.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, compensation costs, bank charges and payroll expenses.  The increase was primarily due to $610,414 incurred with the value of the warrants issued to placement agent for the private offering and $55,000 in stock compensation awarded to an officer on the Company. We expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Professional fees

Professional fees increased $277,057, or approximately 277%, to $376,924 during the three months ended February 28, 2018 compared to $99,867 for the three months ended February 28, 2017.  This increase was due primarily to the greater legal and investor relations fees relating to our convertible debt and equity offerings during the three months ended February 28, 2018 compared to the prior period. We expect professional fees to increase in future periods as our business grows.

Interest expense

Interest expense for the three months ended February 28, 2018 was $1,434,314, an increase of $1,053,165, or 276%, compared to $381,149 for the three months ended February 28, 2017.  Interest expense increased primarily due to $477,195 of interest expense associated with the discount and warrants issued with the Darling Note; $50,035 of interest expense associated with the discount and warrants issued with the Efrat Note; and $24,827 of interest expense associated with the discount and warrants issued with the Lamadrid Note. During the three months ended February 28, 2018, we increased the conversion price of some of the related party convertible notes, which resulted in additional amortization expense of $346,472 during the nine months ended February 28, 2018. During the three months ended February 28, 2018, we also had amortization of deferred financing costs of $19,450.

Change in fair value of derivative liability

We revalued the derivative liability related to our convertible notes at February 28, 2018 at $974,175.  This revaluation resulted in a gain of $148,227, a decrease of $96,621 compared to a gain of $244,848 during the three months ended February 28, 2017.

Net loss

For the reasons above, we had a net loss for the three months ended February 28, 2018 of $2,501,058, which is an increase of $2,120,686, or approximately 558%, compared to a net loss of $380,372 during the three months ended February 28, 2017.

Results of Operations for the Nine Months Ended February 28, 2018 and 2017

Revenues

The Company had no revenues during the nine months periods ended February 28, 2018 and February 28, 2017.

General and administrative expenses

General and administrative expenses increased $654,397, or approximately 136%, to $1,136,468 during the nine months ended February 28, 2018, compared to $482,071 for the nine months ended February 28, 2017.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, compensation costs, bank charges and payroll expenses.  The increase was primarily due to $610,414 incurred with the value of the warrants issued to placement agent for the private offering and $55,000 in stock compensation awarded to an officer on the Company. We expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Professional fees

Professional fees increased $91,988, or approximately 15%, to $695,086 during the nine months ended February 28, 2018 compared to $603,098 for the nine months ended February 28, 2017.  This increase was due primarily due primarily to the greater legal and investor relations fees relating to our convertible debt and equity securities offerings during the nine months ended February 28, 2018 compared to the prior period.  We expect professional fees to increase in future periods as our business grows.

Interest expense

Interest expense for the nine months ended February 28, 2018 was $2,316,145, an increase of $920,634, or 66%, compared to $1,395,511 for the nine months ended February 28, 2017.  Interest expense increased primarily due to an increase in amortization of the discount on convertible debt, which was $1,391,110 during the current period compared to $752,195 for the comparable period of the prior year. Interest expense also increased due to $477,195 of interest expense associated with the discount and warrants issued with the Darling Note; $50,035 of interest expense associated with the discount and warrants issued with the Efrat Note; and $24,827 of interest expense associated with the discount and warrants issued with the Lamadrid Note. During the nine months ended February 28, 2018, we increased the conversion price of some of the related party convertible notes, which resulted in additional amortization expense of $346,472 during the nine months ended February 28, 2018. During the nine months ended February 28, 2018, we also had amortization of deferred financing costs of $22,569.

Change in fair value of derivative liability

We revalued the derivative liability related to our Convertibles Notes at February 28, 2018 at $974,175.  This revaluation resulted in a loss of $25,863, a decrease in the amount of $418,977 compared to a gain of $393,114 during the nine months ended February 28, 2017.

Gain on settlement of debt

During the nine months ended February 28, 2018, we recognized a gain on the settlement of accounts payable in the amount of $3,480 because we repaid an account using our common stock.  There was no comparable transaction during the nine months ended February 28, 2017.

Loss on modification of debt

During the nine months ended February 28, 2018, we recognized a loss on the modification of debt in the amount of $29,145.  This loss related to the amendment of the 8% Note.  On November 28, 2016, we entered into an amendment with Old Main regarding the 10% Notes.  In exchange for amending the terms of the 10% Notes, we increased the outstanding principal balance by 10%, resulting in a loss on the modification of 10% Notes of $33,334, which we included in results of operation for the nine months ended February 28, 2017.

Loss on note exchange

During the nine months ended February 28, 2018, we recognized a loss on the exchange of debt in the amount of $404,532.  This loss related to the exchange of the April 2015 Note for our common stock. There was not a similar transaction during the nine months ended February 28, 2017.

Loss on extinguishment of debt

During the nine months ended February 28, 2018, we recognized a loss on the extinguishment of debt in the amount of $989,032.  This loss is related to the exchange of the 8% Note for our common stock. There was no comparable transaction during the nine months ended February 28, 2017.

Net loss

For the reasons above, we had a net loss for the nine months ended February 28, 2018 of $5,592,341 which is an increase of $3,471,441, or approximately 164%, compared to a net loss of $2,120,900 during the nine months ended February 28, 2017.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 28, 2018 compared to May 31, 2017.

	February 28, 2018	May 31, 2017
Current Assets	$58,762	$79,720
Current Liabilities	$2,794,538	$1,826,478
Working Capital (Deficit)	$(2,735,776)	$(1,746,758)

At February 28, 2018 and May 31, 2017, we had a working capital deficit of $2,735,776 and $1,746,758, respectively. This working capital deficit occurred primarily because we have not yet commenced earning revenues.  We plan to commence earning revenues upon the closing on our pending Acquisition Agreement with Alternative Solutions, which we believe will close in approximately May l, 2018, assuming certain conditions are satisfied, as described below.  During the nine months ended February 28, 2018, we obtained loans from our officers, directors and entities affiliated with Frank Koretsky, one of our directors, to cover operating expenses. We also obtained a loan from FirstFire to pay the initial deposit due under the Acquisition Agreement.  We obtained the funds for the second $1.8 million deposit from the proceeds of the Darling Capital loan and from the net proceeds from the first closing of the WestPark Offering. This working capital deficit will likely increase until we begin earning revenues but should not be viewed as an indicator of our future performance once we commence earning revenues. We have operated at a loss since inception.

Cash flows used in operating activities was $909,072 during the nine months ended February 28, 2018 compared to $899,291 during the nine months ended February 28, 2017, an increase in the amount of $9,781.  This increase is due primarily to an increase in accounts payable and accrued expenses at February 28, 2018 in the amount of $800,196 compared to the prior period.

Cash flows used in investing activities was $2,050,000 during the nine months ended February 28, 2018 compared to $35,013 during the nine months ended February 28, 2017.  The amounts used during the nine months ended February 28, 2018 were the initial $250,000 and $1,800,000 deposits made pursuant to the terms of the Acquisition Agreement.  The amounts used during the nine months ended February 28, 2017 related to construction in progress at our Colorado processing facility, which has been put on hold.

Cash flows provided by financing activities provided $2,903,495 during the nine months ended February 28, 2018 compared to $852,000 during the nine months ended February 28, 2017.  The increase in cash flows from financing activities during the nine months ended February 28, 2018, was primarily due to our sale of the convertible notes to Darling, Efrat and David Lamadrid and the sale of our equity securities in the WestPark Offering.

Cash flows provided by financing activities provided $2,903,495 during the nine months ended February 28, 2018 compared to $852,000 during the nine months ended February 28, 2017.  The increase in cash flows from financing activities during the nine months ended February 28, 2018, was primarily due to the net proceeds from the WestPark offering and additional convertible notes issued during the nine months ended February 28, 2018.

Old Main Agreements

On March 18, 2016, we issued Old Main an 8% Convertible Promissory Note (the “8% Note”) in the principal amount of $200,000 for Old Main’s commitment to enter into an equity line transaction with us and prepare all of the related transaction documents. The 8% Note bears interest at the rate of 8% per annum. On October 6, 2016, we amended the 8% Note, among other documents (the “First Amendment”) to defer the commencement of amortization payments on the 8% Note so that they commenced at the earlier of February 3, 2017 or on the date the registration statement with respect to the underlying shares had been declared effective by the SEC.  On such date, we were required to begin to redeem 1/6th of the face amount of the 8% Note and any accrued but unpaid interest on a monthly basis. Such amortization payment could be made, at our option, in cash or, subject to certain conditions, in our common stock pursuant to a conversion rate equal to the lower of (a) $1.07 (the “8% Note Fixed Conversion Price”) or (b) 75% of the lowest VWAP in the twenty (20) consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.  Subject to certain exclusions, if we had sold or issued our common stock or certain common stock equivalents at an effective price per share that was lower than the 8% Note Fixed Conversion Price, the conversion price would have been reduced to equal to such lower price.

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

FirstFire Note

On November 15, 2017, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC (“FirstFire”), whereby FirstFire agreed to purchase a 5% Senior Convertible Promissory Note in the aggregate principal amount of $363,000 (the “FirstFire Note”) from us due, subject to the terms therein, due seven (7) months from the date of issuance, for a purchase price of $330,000.

The FirstFire Note bears interest at the rate of 5% per annum. Any past due accrued and unpaid interest to be paid under the FirstFire Note bears interest at the lesser of 15% per annum or the maximum rate permitted by applicable law. At any time prior to the 180th day following the date of issuance, we may prepay all or any portion of the principal amount of the FirstFire Note and any accrued and unpaid interest by paying the following amounts:  (i) within the initial 90 days after the date of issuance: 115% multiplied by the principal amount then due plus accrued interest; and (ii) from the 91st day through the 180th day after the date of issuance: 125% multiplied by the principal amount then due plus accrued interest.

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

During the three months ended February 28, 2018, an event occurred that triggered the reduction of the FirstFire Fixed Conversion Price from $0.40 per share to $0.3125 per share.

Darling Capital Note

On February 5, 2018, we entered into a Securities Purchase Agreement with Darling Capital LLC, (“Darling”), whereby Darling agreed to purchase a 8% Convertible Promissory Note in the aggregate principal amount of $550,000 (the “Darling Note”) from us due, subject to the terms therein, eighteen (18) months from the date of issuance, for a purchase price of $500,000.

Darling may, at its option, convert all or a portion of the Darling Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.3125 per share. The Darling Note also contains a reset feature, whereby, absent certain exceptions, if the Company issues equity securities at an effective price less than $0.3125 per share of common stock, the conversion price of the Darling Note will be reset to such lower price.

On the closing date, we also issued Darling a three-year common stock purchase warrant to purchase 400,000 shares of our common stock at an initial exercise price of $0.75 per share.

Efrat Investments Note

On February 16, 2018, we entered into a Securities Purchase Agreement with Efrat Investments LLC, (“Efrat”), whereby Efrat agreed to purchase a 8% Convertible Promissory Note in the aggregate principal amount of $55,000 (the “Efrat Note”) from us due, subject to the terms therein, eighteen (18) months from the date of issuance, for a purchase price of $50,000.

Efrat may, at its option, convert all or a portion of the Efrat Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.3125 per share. The Efrat Note also contains a reset feature, whereby, absent certain exceptions, if the Company issues equity securities at an effective price less than $0.3125 per share of common stock, the conversion price of the Efrat Note will be reset to such lower price.

On the closing date, we also issued Efrat a three-year common stock purchase warrant to purchase 40,000 shares of our common stock at an initial exercise price of $0.75 per share.

David Lamadrid Note

On February 26, 2018, we entered into a Securities Purchase Agreement with David Lamadrid, (“Lamadrid”), whereby Mr. Lamadrid agreed to purchase a 8% Convertible Promissory Note in the aggregate principal amount of $31,250 (the “Lamadrid Note”) from us due, subject to the terms therein, eighteen (18) months from the date of issuance.

Mr. Lamadrid may, at his option, convert all or a portion of the Lamadrid Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.3125 per share. The  Lamadrid Note also contains a reset feature, whereby, absent certain exceptions, if the Company issues equity securities at an effective price less than $0.3125 per share of common stock, the conversion price of the Lamadrid Note will be reset to such lower price.

On the closing date, we also issued Mr. Lamadrid a three-year common stock purchase warrant to purchase 25,000 shares of our common stock at an initial exercise price of $0.75 per share.

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

On January 10, 2018, effective December 1, 2017, we entered into the Second Omnibus Loan Agreement with Newcan, an entity owned by Frank Koretsky, a director of the Company, and Mr. Binder. The Second Omnibus Loan Agreement provides that the conversion price of all outstanding convertible promissory notes issued to Newcan as of the date of the agreement would be increased from $0.25 to $0.3125 per share of common stock.  The remaining terms of such notes remain unchanged.

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

On January 5, 2018, we issued a convertible promissory note to Mr. Binder in the amount of $165,360 to finalize the terms of repayment with respect to certain loans made to us by Mr. Binder between November 6, 2017 and December 27, 2017, and certain compensation payable to Mr. Binder as of November 30, 2017 (the “Binder Convertible Note 8). This note is unsecured and bears interest at the rate of 10% per annum. No payments are required until April 1, 2019, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on July 1, 2019. The note may be prepaid by us with no penalty at any time upon thirty days written notice.

On January 10, 2018, effective December 1, 2017, we entered into the Second Omnibus Loan Agreement with Jeffrey I. Binder, an officer and director of the Company and Newcan. The Second Omnibus Loan Agreement provides that the conversion price of all outstanding convertible promissory notes issued to Mr. Binder as of the date of the agreement would be increased from $0.25 to $0.3125 per share of common stock.  The remaining terms of such notes remain unchanged.

On April 6, 2018, we issued Binder Convertible Note 8, in the amount of $37,500.00, to Mr. Binder with respect to certain compensation payable to Mr. Binder as of February 28, 2018. Binder Convertible Note 8 is unsecured and bears interest at the rate of 10% per annum. No payments are required until April 1, 2019, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on July 1, 2019. The note may be prepaid by us with no penalty at any time upon thirty days written notice. Mr. Binder may, at any time prior to payment or prepayment in full, convert all principal and accrued interest thereunder, in whole or in part, into our securities. For each $0.3125 converted, Mr. Binder will receive one share of the Company’s common stock.

Omnibus Loan Amendment Agreement and Second Omnibus Loan Amendment

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

On January 10, 2018, effective December 1, 2017, we entered into the Second Omnibus Loan Agreement with Jeffrey I. Binder, an officer and director of the Company, and Newcan, an entity owned by Frank Koretsky, a director of the Company. The Second Omnibus Loan Agreement provides that the conversion price of all outstanding convertible promissory notes issued to either Mr. Binder or Newcan as of the date of the Agreement would be increased from $0.25 to $0.3125 per share of common stock.  The remaining terms of such notes remain unchanged.

During February and March 2018, we held four closings of the WestPark Offering, whereby we sold units for $1.25 per unit.  Each unit consisted of four shares of common stock and one warrant to purchase one share of our common stock for $0.75 per share.  We sold a total of 1,368,250 units in the WestPark Offering for aggregate gross proceeds of $1,710,313, and aggregate net proceeds of $1,460,918 after deduction of placement agent commissions, a non-accountable expense allowance and expenses associated with the offering.

Over the next twelve months we will require significant additional capital to cover our projected cash flow deficits due to payments on the loan from FirstFire, the implementation of our business plan, including the acquisition of Oasis Cannabis, and the development  other alternative revenue sources.

We currently have two employees, Jeffrey Binder, who serves as our Chairman and Chief Executive Officer, and David Lamadrid, who serves as our President and Chief Financial Officer.   In an effort to assist us conserve cash, Mr. Binder converted all his accrued salary due to him through February 28, 2018 into convertible promissory notes.  Mr. Bonsett, our former Chief Operating Officer, left the Company effective October 1, 2017.

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

Oasis Cannabis Transaction

On December 4, 2017, CLS Holdings USA, Inc. (the “Company,” “CLS” or “we”) and Alternative Solutions, LLC (“Alternative Solutions”) entered into a Membership Interest Purchase Agreement (the “Acquisition Agreement”) for CLS to acquire (the “Oasis Acquisition”) the outstanding equity interests in three subsidiaries of Alternative Solutions (collectively, the “Oasis LLCs”).  Pursuant to the Acquisition Agreement, CLS paid a non-refundable deposit of $250,000 upon signing, which was to be followed by an additional payment of $1,800,000 within 45 days (75 days if an extension fee of $200,000 is paid by CLS) for an initial 10% of each of the Oasis LLCs.

On January 16, 2018, CLS and Alternative Solutions entered into a First Amendment to the Membership Interest Purchase Agreement (the “First Amendment”) and extended the date upon which the $1,800,000 is to be paid to January 29, 2018 at 5:00 p.m. PST.

On January 25, 2018, CLS and Alternative Solutions entered into a Second Amendment to the Membership Interest Purchase Agreement (the “Second Amendment”) and further extended the date upon which the $1,800,000 is to be paid to February 5, 2018 at 5:00 p.m. PST.

On April 2, 2018, CLS and Alternative Solutions entered into a Third Amendment to the Membership Interest Purchase Agreement (the “Third Amendment”) and extended the date upon which CLS is to pay the “Oasis Note” by approximately one (1) year to December 31, 2019.  The Third Amendment also provides that the time period to determine average daily net revenue for the “Bonus Purchase Price”, is amended to be the calendar year ending December 31, 2019 with the payment due thereunder extended to May 30, 2020.

On April 2, 2018, CLS and Alternative Solutions also entered into a Fourth Amendment to the Membership Interest Purchase Agreement (the “Fourth Amendment”) and extended the date upon which CLS is to pay the “Closing Consideration,” to May 21, 2018.

The Closing Consideration that we must pay to acquire the remaining 90% of the Oasis LLCs, is equal to cash in the amount of $6,200,000, a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and $6,000,000 in shares (the “Purchase Price Shares”) of our common stock (collectively, the “Closing Consideration”).

The number of Purchase Price Shares shall equal $6,000,000 divided by the lower of $1.00 or the conversion price to receive one share of our common stock in our next equity offering that commences in 2018, multiplied by 80%.  The Oasis Note will be secured by a first priority security interest over the assets of each of the Oasis LLCs and Alternative Solutions, including our 10% equity interest in the Oasis LLCs, and CLS shall deliver to Alternative Solutions a confession of judgment that will become effective in the event of any event of default under the Oasis Note.

Oasis currently owes certain amounts to a consultant known as 4Front Advisors, LLC.  If we make any payments to this company post-closing, generally speaking, we will be entitled to  deduct the present value of such payments from the principal amount due under the Oasis Note.

Assuming we close on the Acquisition Agreement, in May 2020, Alternative Solutions will be entitled to a $1,000,000 payment from us (the “Bonus Purchase Price”) if the existing dispensary operated by an Oasis LLC has maintained an average revenue of $20,000 per day during the 2019 calendar year.

The sale, assignment, transfer, pledge or other disposition of any interest in the Oasis LLCs or Alternative Solutions is ineffective unless approved in advance by the state of Nevada and any municipality in which the Oasis LLC’s operation is licensed.

In connection with the Oasis Acquisition, we plan to employ Mr. Ben Sillitoe as our COO.  We plan to issue him 500,000 shares of restricted common stock pursuant to his proposed employment agreement.  Upon our payment of the closing consideration, we will also become obligated to issue 500,000 shares of our restricted common stock to each of David Lamadrid, our President and Chief Financial Officer, and J.P. Barton, for introducing us to Alternative Solutions.

The closing of the Acquisition Agreement is subject to a number of conditions, including our ability to raise the $8,000,000 in cash required to close the transaction.  As a result, there can be no assurance that we will be able to close the Oasis Acquisition.

Going concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, have an accumulated deficit of $14,583,951 and had a working capital deficit of $2,735,776 at February 28, 2018. In addition, we do not currently have the cash resources to meet our operating commitments during the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by developmental stage companies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 7, 21 and 28, the Company effected closings of its private securities offering conducted by WestPark Capital, Inc., as placement agent, whereby it sold an aggregate of $1,268,750 in units to a total of 15 investors in a private offering exempt from registration under Rule 506(c) of Regulation D, promulgated under the Securities Act of 1933, as amended.  Each unit consisted of four shares of the Company’s common stock and one warrant to purchase one share of common stock for $0.75.  The price per unit was $1.25.  The net proceeds to the Company, after deducting the placement agent’s commissions, the non-accountable expense allowance and actual expenses, was $1,081,528.  The offering was exempt pursuant to Rule 506(c) because it was a private offering in which only verified accredited investors were permitted to purchase units.

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

CLS HOLDINGS USA, INC.

Date: April 16, 2018	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 16, 2018	By:	/s/ David Lamadrid
David Lamadrid
President and Chief Financial Officer
(Principal Financial and Accounting Officer)