Form 10-K
period 2018-05-31
CLS Holdings USA, Inc.
filed 2018-08-29
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2018

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

Common Stock, par value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐Yes     ☒   No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $5,323,994.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 75,295,795 shares of common stock, par value $0.0001, as of August 17, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which is also referred to as “forward-looking information” that relate to the Company’s current expectations and views of future events. The forward-looking information is contained principally in the sections entitled “Our Business,” “Management’s Discussion and Analysis” and “Risk Factors”.

In some cases, the forward-looking information can be identified by words or phrases such as “may”, “might”, “will”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, “indicate”, “seek”, “believe”, “predict” or “likely”, or the negative of these terms, or other similar expressions intended to identify forward-looking information. The Company has based this forward-looking information on its current expectations and projections about future events and financial trends that it believes might affect its financial condition, results of operations, business strategy and financial needs. This forward-looking information includes, among other things, information and statements relating to:

●	the Company’s expectations regarding its revenue, expenses and operations
●	the Company’s anticipated cash needs, its needs for additional financing, changes to its dividend policies
●	the Company’s intention to grow the business and its operations, including the addition of retail stores, grow operation expansion and the Greenhouse Expansion
●	the Company’s anticipated phases and timing of the expansion at the Warehouse Facility and the Greenhouse Expansion and the production capacity thereof
●	the expected growth in the number of consumers using the Company’s products
●	the expected growth of the Cannabis industry in Nevada and in the U.S.
●	medical benefits, viability, safety, efficacy and dosing of cannabis
●	expectations with respect to future production costs and capacity
●	expectations regarding regulatory approvals of the Oasis Acquisition
●	expectations with respect to the renewal and/or extension of the Company’s licenses
●	expectations with respect to the Company’s plan to apply for additional retail store licenses
●	expectations with respect to the effects the Company’s recently awarded patent will have on costs and revenues
●	market reception of the Company’s current product offerings and other new delivery mechanisms produced by the Company for use by consumers
●	the Company’s competitive position and the regulatory environment in which the Company operates
●	any commentary related to the legalization of medical or recreational cannabis and the timing related to such commentary or legalization

Forward-looking information is based on certain assumptions and analyses made by the Company in light of the experience and perception of historical trends, current conditions and expected future developments and other factors it believes are appropriate, and are subject to risks and uncertainties. Although we believe that the assumptions underlying this information is reasonable, they may prove to be incorrect, and we cannot assure that actual results will be consistent with this forward-looking information. Given these risks, uncertainties and assumptions, prospective investors should not place undue reliance on this forward-looking information. Whether actual results, performance or achievements will conform to the Company’s expectations and predictions is subject to a number of known and unknown risks, uncertainties, assumptions and other factors, including those listed under “Risk Factors”, which include:

●	ongoing compliance with regulatory requirements relating to our business
●	changes in laws, regulations and guidelines relating to our business
●	risk of prosecution of cannabis business at the federal level in the U.S. due to ambiguity of law in relation to medical cannabis and cannabis business
●	reliance on current research regarding the medical benefits, viability, safety, efficacy and dosing of cannabis
●	a history of losses
●	failure or delay in grow the business and its operations, including the addition of retail stores, grow operation expansion and the Greenhouse Expansion
●	failure or delay in the anticipated phases and timing of the expansion at the Warehouse Facility and the Greenhouse Expansion and a consequently reduced production capacity
●	reliance on Management and loss of members of Management or other key personnel or an inability to attract new management team members
●	inability to raise financing to fund on-going operations, capital expenditures or acquisitions

●	inability to realize growth targets
●	requirement of additional financing
●	competition in our industry
●	inability to acquire and retain new clients
●	inability to develop new technologies and products and the obsolescence of existing technologies and products
●	vulnerability to rising energy costs
●	vulnerability to increasing costs and obligations related to investment in infrastructure, growth and regulatory compliance
●	regulatory approval of the Oasis Acquisition
●	dependence on third party transportation services to deliver our products
●	unfavorable publicity or consumer perception
●	product liability claims and product recalls
●	reliance on key inputs and their related costs
●	dependence on suppliers and skilled labor
●	difficulty associated with forecasting demand for products
●	operating risk and insurance coverage
●	inability to manage growth
●	conflicts of interest among our officers and directors
●	environmental regulations and risks
●	managing damage to our reputation and third party reputational risks
●	inability to adequately protect the Company’s intellectual property due to Cannabis being illegal under U.S. federal law
●	potential reclassification/re-categorization of cannabis as a controlled substance in the U.S.
●	changes to safety, health and environmental regulations
●	exposure to information systems security threats and breaches
●	management of additional regulatory burdens
●	volatility in the market price for the common stock
●	potential imposition of additional sales practice requirements by the SEC
●	no dividends for the foreseeable future
●	future sales of common stock by existing shareholders causing the market price for the common stock to fall
●	the issuance of common stock in the future causing dilution

If any of these risks or uncertainties materialize, or if assumptions underlying the forward-looking information proves incorrect, actual results might vary materially from those anticipated in the forward-looking information.

Forward-looking information in this annual report is provided as of the date of this annual report, and we disclaim any obligation to update any forward-looking information, whether as a result of new information or future events or results, except to the extent required by applicable securities laws. Accordingly, potential investors should not place undue reliance on forward-looking information.

AVAILABLE INFORMATION

We file certain reports under the Securities Exchange Act of 1934 (the “Exchange Act”). Such filings include annual and quarterly reports. The reports we file with the SEC are available on the SEC’s website (http://www.sec.gov).

PART I

Item 1.    Business

Background

We were originally incorporated as Adelt Design, Inc. on March 31, 2011 to manufacture and market carpet binding art. Production and marketing of carpet binding art never commenced. After CLS Labs, Inc. (“CLS Labs”) acquired 55.6% of the outstanding shares of common stock of the Company, Jeffrey Binder, the Chairman, President and Chief Executive Officer of CLS Labs, was appointed Chairman, President and Chief Executive Officer of the Company. Subsequently, the Company adopted amended and restated articles of incorporation, thereby changing its name to CLS Holdings USA, Inc. Our mailing address is 11767 South Dixie Highway, Suite 115, Miami, FL  33156 and our website address is www.clsholdingsinc.com.

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

Historical Operations

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

On April 17, 2015, CLS Labs took its first step toward commercializing its then patent pending proprietary methods and processes by entering into the Colorado Arrangement, as described below. During 2017, we suspended our plans to proceed with the Colorado Arrangement due to regulatory delays and have not yet determined when we will pursue it again.

We have recently been issued a U.S. patent with respect to our proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. These concentrates may be ingested in a number of ways, including through vaporization via electronic cigarettes, and used for a variety of pharmaceutical and other purposes. Internal testing of this extraction method and conversion process has revealed that it produces a cleaner, higher quality product and a significantly higher yield than the cannabinoid extraction processes currently existing in the marketplace. We have not commercialized our proprietary process.  We plan to generate revenues through licensing, fee-for-service and joint venture arrangements related to our proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into saleable concentrates.

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

The Colorado Arrangement

Licensing Agreement

On April 17, 2015, CLS Labs Colorado entered into a Licensing Agreement with Picture Rock Holdings, LLC (“PRH”) whereby, in exchange for a license fee payable over the ten (10) year term of the agreement, CLS Labs Colorado granted to PRH an exclusive license for the State of Colorado of certain proprietary inventions and formulas relating to the extraction from, separation and processing (the “Process”) of marijuana to produce certain marijuana-infused products, including edibles, e-liquids, waxes and shatter (the “Products”), and to practice and use the Process in conjunction with the manufacture, production, sale, and distribution of the Products.

Lease and Sublease

In connection with the Colorado Arrangement, on April 17, 2015, pursuant to an Industrial Lease Agreement (the "Lease"), CLS Labs Colorado leased 14,392 square feet of warehouse and office space (the "Leased Real Property") in a building in Denver, Colorado where certain intended activities, including growing, extraction, conversion, assembly and packaging of cannabis and other plant materials, are permitted by and in compliance with state, city and local laws, rules, ordinances and regulations. The Lease had an initial term of seventy-two (72) months and provided CLS Labs Colorado with certain renewal options.  In August 2017, as a result of our decision to suspend our proposed operations in Colorado, CLS Labs Colorado asked its landlord to be relieved from its obligations under the Lease, but the parties have not yet reached an agreement on how to proceed.

Contemporaneously with the execution of the Lease, CLS Labs Colorado entered into a Sublease Agreement with PRH, thereby subletting the entire Leased Real Property to PRH. As a result of our decision to suspend our plans to enter the Colorado market, PRH has vacated the subleased premises but the sublease remains effective.

Equipment Lease

In addition to the above-referenced Sublease, on April 17, 2015, CLS Labs Colorado and PRH entered into an Equipment Lease Agreement (the “Equipment Lease”) whereby, in exchange for a lease payment, CLS Labs Colorado agreed to commence building a fully equipped lab at the Leased Real Property, including purchasing all equipment necessary to extract, convert and provide quality control of all cannabis products of PRH. The term of the Equipment Lease was to commences upon delivery of the equipment and terminate upon the earlier of ten (10) years from its effective date or such earlier date upon which the Lease is terminated. Due to our suspension of plans to enter the Colorado market, the Equipment Lease never commenced.

The Promissory Note

On April 17, 2015, CLS Labs Colorado loaned Five Hundred Thousand Dollars ($500,000) to PRH pursuant to a promissory note (the “Note”) to be used by PRH in connection with the financing of the building out, equipping, and development of the grow facility by PRH that will be operated by the Grower.  Pursuant to the Note, as amended by the parties effective June 30, 2015, October 31, 2015, April 11, 2016 and May 31, 2016, PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing in the month following the month in which PRH commences generating revenue at the grow facility, which commencement is currently unknown, and continuing until paid in full. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing after such initial payment and continuing until paid in full.  All outstanding principal and any accumulated unpaid interest due under the Note is due and payable on the five-year anniversary of the initial payment thereunder.  Due to the suspension of our plans to enter the Colorado market, we cannot predict when or if the Note will be paid although PRH did make one payment under the Note during the year ended May 31, 2018.

Acquisition of Alternative Solutions L.L.C

On June 27, 2018, the Company completed the purchase of all of the membership interests in Alternative Solutions L.L.C (“Alternative Solutions”) and the Oasis LLCs from the members of such entities (other than Alternative Solutions) (the “Oasis Acquisition”). The closing occurred pursuant to a Membership Interest Purchase Agreement (the “Acquisition Agreement”) entered into between the Company and Alternative Solutions on December 4, 2017, as amended.  Pursuant to the Acquisition Agreement, the Company initially contemplated acquiring all of the membership interests in the Oasis LLCs from Alternative Solutions. Just prior to closing, the parties agreed that the Company would instead acquire all of the membership interests in Alternative Solutions, the parent of the Oasis LLCs, from its members, and the membership interests in the Oasis LLCs owned by members other than Alternative Solutions. The revised structure of the transaction is referenced in the Oasis Note (as defined below), which modified the Acquisition Agreement.

Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 paid in February 2018, for an initial 10% of each of the Oasis LLCs. At that time, the Company applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received. On June 27, 2018,  the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $6,200,000, a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 22,058,823 shares of common stock. The Company used the proceeds of its Special Warrant Financing to fund the cash portion of the Closing Consideration. The Company will now apply for regulatory approval to own the additional 90% in membership interests in the Oasis LLCs, which we expect to receive in due course. The change of ownership in the Oasis LLCs to the Company will be recorded upon receipt of such regulatory approvals.

The number of purchase price shares was equal to 80% of the offering price of the Company’ common stock in its last equity offering, which price was $0.34 per share.  The Oasis Note is secured by a first priority security interest over the membership interests in Alternative Solutions and the Oasis LLCs, as well as by the assets of the Oasis LLCs.  The Oasis Note bears interest at the rate of 6% per annum and both principal and accrued interest are due and payable in full on December 4, 2019 but may be prepaid at any time without penalty. The Company also delivered a confession of judgment to a third party neutral representative of the parties that will become effective, in general, if we default under the Oasis Note.

Oasis currently owes certain amounts to a consultant known as 4Front Advisors, LLC.  If the Company makes any payments to this company post-closing, the Company will be entitled to deduct the present value of such payments from the principal amount due under the Oasis Note.

The sellers of the membership interests in Alternative Solutions are also entitled to a $1,000,000 payment from the Company on May 30, 2020 if the Oasis LLCs have maintained an average revenue of $20,000 per day during the 2019 calendar year.

None of the sellers of the membership interests in Alternative Solutions or the Oasis LLCs was affiliated with the Company prior to the closing.  In connection with the closing, however, the Company employed Mr. Ben Sillitoe, the CEO and a member of Alternative Solutions, as the Chief Executive Officer of CLS Nevada, Inc., and Don Decatur the COO of the Oasis LLCs as the Chief Operating Officer of CLS Nevada, Inc.

Corporate Structure

The Company has three direct and three indirect, active, wholly-owned subsidiaries, CLS Labs and Alternative Solution are owned directly and Alternative Solutions owns 100% of the issued and outstanding shares of: (i) Serenity Wellness Center, LLC dba Oasis Cannabis (“Oasis Cannabis”); (ii) Serenity Wellness Products, LLC dba City Trees Fresh Cannabis Production, Wholesale (“City Trees Production”); and (iii) Serenity Wellness Growers, LLC dba City Trees Fresh Cannabis Cultivation, Wholesale (“City Trees Cultivation”, together with City Trees Production, “City Trees” and together with Oasis and City Trees Production, the “Oasis LLCs”). The following diagram illustrates the inter-corporate relationships of the Company, and all of the parents own 100% of the issued and outstanding shares of their subsidiaries:

Nevada Operations

The Company owns 100% of Alternative Solutions, which is a Nevada-based holding company that owns three separate entities with licenses to operate four different types of cannabis businesses within the State of Nevada. Oasis Cannabis, the retail trade name. Oasis currently operates a retail marijuana dispensary within walking distance to the Las Vegas Strip. Its other subsidiaries, which do business as City Trees Cultivation and City Trees Production, currently operate a small-scale cultivation and product manufacturing facility, as well as a wholesale distribution operation in North Las Vegas. Management expects that the vertically integrated business model will drive strong margins to the bottom line on a large portion of existing sales at the dispensary if and when an expansion is completed at City Trees in the fourth quarter of 2018.

Oasis’ retail dispensary is a single location operation in Nevada and occupies over 5,000 square feet of an over 20,000 square foot building. It intends to apply for several additional retail store licenses in September 2018 when the Nevada Department of Taxation (the “NV DOT”), its primary regulator, opens the application period from September 7th until September 20th. Although Oasis believes that it is a strong candidate to be granted additional licenses, there is no guaranty that it will be granted several or even one additional license. The existing location, which is easily accessible by tourists, is currently open 24 hours per day for walk-in customers and in-store pickup. It also delivers cannabis to residents between the hours of 10:00 AM and 8:00 PM. The central location provides logistical convenience for delivery to all parts of the Las Vegas valley.

City Trees’ wholesale operations, which occupies approximately 1,150 square feet of a 22,000 square foot warehouse (the “Warehouse Facility”), began sales to third parties in August 2017. It had made sales to over 25 external customers by Q2 2018. Its existing product line includes vaporizers, tinctures, capsules, and concentrates. At present, the City Trees cultivation facility only grows breeding stock to preserve valuable genetics and does not offer its crops for sale or processing, As a result, all raw materials for manufacturing are sourced from third parties.

We are in the preliminary stages of expanding our grow operation and implementing additional manufacturing operations using both Oasis’ existing and the Company’s patented processing methods. We intend to build out a processing facility and a grow operation to manufacture product for our retail operation. We intend to construct a multi-level grow operation in our Warehouse Facility that is expected to house up to 15,000 square feet of grow canopy. We plan to implement the build out in two phases, first with two flower rooms of approximately 1,750 square feet, then by adding a third level and building out the remaining available space in the facilities. Once it is operating at full capacity, we expect our grow operation at the Warehouse Facility to produce over 500 pounds of cannabis per month, allowing us to implement a vertically integrated model. We anticipate using state of the art LED grow lights and a vertical racking system to dramatically reduce energy costs and increase growth capacity. The Warehouse Facility also has a 34,000 square foot enclosed yard we may develop into a greenhouse in the future as doing so would further reduce raw materials and manufacturing costs by using mostly sunlight instead of electricity. As we complete the phases of the expansion of our grow operation (the “Greenhouse Expansion”) we expect to capture additional margin as we expect to purchase less of our raw materials from third parties. We estimate that completion of phase 1 and phase 2 of the Greenhouse Expansion will occur in Q1 of 2019 and Q3 of 2019, respectively.

Market Growth

According to the 2017 report compiled by ArcView Market Research, legal cannabis sales in the U.S. grew by over 37% in 2017 to $9.5 billion. This growth trend is expected to continue as more states legalize medical and retail cannabis and as more consumers choose to make legal cannabis purchases instead of buying through traditional sources. Consumers who are learning about new research supporting the health and the perceived medical benefits of cannabis will be a secondary source of strong growth in the market for the next several years.

Cannabis sales in Nevada have exceeded all expectations since recreational sales began on July 1, 2017. The NV DOT indicated it had exceeded its marijuana tax collection projection for the entire fiscal year after only nine months of sales.1 Management believes that the Nevada market will continue to grow at double digit rates for the next few years. This expectation is supported by sales trends in other legal markets like Colorado and Washington.

1 State of Nevada Department of Taxation “April Marijuana Revenue Statistics News Release”. June 28, 2018, accessed July 3, 2018. Available at: https://tax.nv.gov/uploadedFiles/taxnvgov/Content/TaxLibrary/News-Release-April-Marijuana.pdf.

Internal Growth Strategy

Oasis expects to continue to grow its dispensary market share both organically and by adding additional locations within the Nevada market. Locations will be added if and when Oasis is awarded new licenses following open application periods and through strategic acquisitions in select jurisdictions in Nevada. The NV DOT announced in July 2018 that it plans to open a new application period on September 7, 2018, which will last for 10 days. It is expected that there will be up to 35 licenses awarded in Southern Nevada and up to 20 additional licenses awarded throughout other parts of the state. Only existing license holders may apply for new licenses during this application period and Oasis believes that it will be granted a new license or licenses during this application period. There is currently a legal limitation on the number of licenses that may be issued during the upcoming licensing period. After the licenses are awarded, absent a change in legislation, the only way to obtain a new retail dispensary location in Nevada will be through acquisition.

Oasis plans to focus on acquisitions after the new license opportunity has passed if new locations are desired beyond what is awarded during the upcoming round of licensing. Oasis will seek to expand its footprint throughout the state in select locations with access to tourists or in residential areas with above average median income. The locations of the potential acquisitions will only matter to the extent that they are in preferable local jurisdictions. For licensing purposes, the physical location of a marijuana establishment in Nevada may be moved if it remains in the same local municipality or jurisdiction.

City Trees’ wholesale growth strategy relies heavily on completion of at least the first phase of the Greenhouse Expansion with secondary focus on adding new customers and increasing product line penetration at each customer’s retail location. City Trees has about 25 customers with regular recurring orders at dispensaries located throughout Nevada. Oasis currently purchases about $30,000 per month in products from City Trees, which represents only about 10% – 15% of the total retail sales. When City Trees is able to grow and release its wholesale cannabis flower, Oasis will be able to purchase about $100,000 worth of product as it replaces some of its current third party vendors with City Trees. It is expected that other existing wholesale customers will also replace some of their current suppliers’ flower with City Trees once it has become available. At present, City Trees competes with companies that grow their own raw materials. Because City Trees currently purchases raw materials from third parties, and because competition prevents City Trees from pricing its product in a manner that would generate a typical gross margin, at present, City Trees is generally unable to generate positive cash flow from its sales. Oasis expects a positive cash flow to change as the Greenhouse Expansion becomes operational.

Dispensary Operations

Oasis opened as a medical cannabis dispensary in 2015 and began retail sales to adults over the age of 21 on July 1, 2017. Customers and patients can browse the selection of inventory on display and ask questions to qualified staff with minimal wait times. Automated payments allow for safety, convenience, and scalability.

Inventory Management

All inventory is tracked in the state-mandated METRC seed to sale tracking system. Additionally, the Company has recently implemented MJ Platform for its point of sale and internal inventory management system. Each item is stored in a designated physical location that is also reflected in the inventory control system. All products are prepackaged before arriving at the retail store and a barcode is added to each package to ensure the proper products are fulfilled in each order. MJ Platform synchronizes its sales and inventory data with METRC for additional assurance of compliance with state mandated inventory tracking accuracy. Regular, independent inventory counts ensure that any physical variances from the tracking system are detected and addressed immediately. All product that is unusable is destroyed and logged with photo-evidence according to state regulations.

Product Selection

Product selections are currently managed by a team comprised of the General Manager, Assistant General Manager, and Inventory Team Leader. As Oasis adds new locations, it will form a centralized purchasing team that will ensure there is consistent product selection across all locations. The General Manager is responsible for negotiating bulk purchase discounts in conjunction with the Oasis CEO. The General Manager is also responsible for quality assurance and product mix. Each new vendor is researched, and their operations are visited whenever possible. Product samples are distributed to various employees and feedback is reviewed before making final product decisions. Oasis carries between 30 and 40 different cultivars or “strains” of cannabis flowers in addition to a wide variety of cannabis products such as vaporizers, concentrated oil, edibles, capsules, tinctures, and beverages.

Payment System

Payments made at Oasis are completed via both cash and electronic payment methods. All cash payments are made by customers through their use of an on-site kiosk. Electronic payments, such as those where a customer wishes to use a credit card, require an Oasis employee to load a closed loop gift card that can then be used for purchases. The kiosks operate using semi-custom and proprietary software that interfaces with the point of sale and inventory system. Oasis is in the process of implementing electronic payment methods that can be processed through a self-checkout technology as opposed to involving an Oasis employee. All cash payments are made into the kiosk, which stores the cash in a steel safe. All kiosk units are bolted to the ground and locked. By utilizing the kiosks, the exposure of operating a cash-intensive business is reduced and Oasis is able to scale and grow while minimizing labor costs associated with maintaining multiple cashiers and increasing operational efficiency.

Home Delivery and In-Store Pickup

Home delivery is currently about 15% of the total sales mix of Oasis. Customers can call or place orders online for both pickup and delivery. There is currently no fee for delivery but there are minimum order amounts based on the distance from the store. Home deliveries average well over $100 per order, which is about 75% higher than in-store orders. Oasis Cannabis is centrally located within the Las Vegas valley which makes it roughly equally distant from all areas of town. This allows the store to have a much wider geographic reach than it otherwise would. Many locals work on the Las Vegas Strip close to the store and will shop there when going to and from a shift. Offering delivery also allows them to conveniently make a purchase from Oasis without having to drive past a cannabis store that might be located closer to their homes. Many consumers prefer the convenience of home delivery and this allows Oasis to be their dispensary of choice regardless of how close they live to the store.

Pricing Strategy

Oasis targets at least a 50% gross margin when determining pricing for any given product. Market dynamics such as supply, demand, and competitive pressure can cause variances from the target. The assistant general manager of Oasis, as part of the purchasing team, will conduct or oversee a pricing survey to determine which of the competition in close proximity carries the product and how much such competition is charging for similar products. Oasis offers a price match guarantee to minimize the risk of losing customers to competitors’ daily specials or discounts, and also sets prices to be consistent with the selection of product that is offered by competitor dispensaries in the area.

Marketing Strategy

Oasis Cannabis uses a variety of methods to reach consumers including billboards, paid digital static and video online ads, social media, marketing to rideshare drivers, and social engagement through a calendar of events at its community center called Community Oasis.

Cultivation, Production & Wholesale Sales Operations

City Trees’ wholesale operations primarily consists of purchasing finished distilled cannabis oil from third party vendors and formulating it into a variety of finished products for sales and distribution to retail cannabis stores and medical dispensaries throughout Nevada. Although City Trees has the capability to conduct extraction, conversion and processing activities, it does not presently conduct many of these activities because it is not manufacturing its own raw materials. In the future, City Trees plans to conducts these activities using both its internally developed methods as well as the Company’s patented process.

Due to the small size of the existing Oasis grow operation, it currently only cultivates plants for breeding and to preserve quality stock and does not harvest its plants for either production or for sale to third parties.

Product Line

City Trees offers the following product lines to its wholesale customers:

The vaporizer and concentrate product line consists of proprietary blends of cannabis oil and terpenes filled into custom branded City Trees vaporizers that utilize ceramic heating technology to deliver clean, even heat without using a wick like most traditional vaporizers. The City Trees product line of capsules is known as City Caps and includes CBD and THC blends in ratios of 10 to 1, 4 to 1, and 1 to 4. The blends are named CBD, Rise, and Rest, respectively.

The recently introduced City Trees line of tinctures includes a 20 to 1, 10 to 1, and a 1 to 1 CBD to THC ratio as well as a THC only version.

Pricing Strategy

The raw materials cost inputs are very high for the current product line relative to what would be seen in a normal market. Because of competitive pressure from companies that are producing their own raw materials, City Trees has not been able to set prices high enough to achieve targeted margins in the short term. City Trees has chosen to remain very competitive with pricing in order to grow and maintain market share during its expansion project. After construction of phase 1 of the Greenhouse Expansion is completed and the Company is harvesting its own raw materials, the margins are expected to be recaptured from the third party suppliers.

Vertical Farming

As wholesale cannabis flower and trim moves toward becoming priced like a commodity, minimizing output costs will become more important than ever before. Wholesale price compression will reduce profitability and put many operators who are not able to grow outdoors or in greenhouses in difficult positions. Vertical farms use cubic feet instead of square feet to calculate how much space is available for cultivation. The Greenhouse Expansion construction project plans for 20-foot ceilings that can accommodate up to 3 tiers of grow canopy, essentially tripling the potential output in the building. City Trees will start with 2 tiers in most areas during phase 1 of its expansion and test 3 tiers on a smaller scale before rolling it out across the entire facility in phase 2.

The vertical farm will reduce electricity and rent costs per pound but has the potential to increase labor costs per pound if proper automation is not used. City Trees plans to utilize a moderate amount of automated technology to offset the potential additional labor costs. Automated watering, feeding, lighting systems are in the design phase.

Energy Efficient Heating & Cooling

In addition to using LED lights to conserve energy, City Trees plans to utilize natural gas heat pumps to minimize its heavy reliance on electricity. The units are able to heat and cool critical areas of the building using natural gas instead of relying on the already over-burdened electrical system of an indoor cultivation facility.

Single Stream Inventory

Nevada is different from Colorado regarding its treatment of inventory for medical and recreational customers. As long as a wholesale facility holds both a medical and a recreational license, it may sell products to dispensaries that may be sold to both recreational and medical customers. As long as the dispensary also hold both licenses, the inventory may be sold to either type of customer as long as it came from a wholesale company with both license types. This reduces logistical challenges that would otherwise arise from having two separate streams of inventory to service the medical and adult-use segments.

Licenses

A Retail Marijuana Store License or Medical Marijuana Dispensary Registration Certificate allows for the sale of cannabis products to the applicable end consumer. A company must hold both licenses to be able to sell products to both types of consumers. A retail marijuana store may also deliver to residents in Nevada without any additional licensing. Both local and state licenses are required.

A Retail (adult-use or recreational) Marijuana Cultivation or Medical Marijuana Cultivation Registration Certificate allows the holder to grow as much cannabis as it can in its approved production space. There is no limitation to the number of plants that maybe be grown at any time. The state only approves the production space regarding compliance, not size.

A Retail (adult-use or recreational) Marijuana Product Manufacturing license or Medical Marijuana Production Registration Certificate allows for the extraction, conversion, and manufacturing of raw cannabis material into finished consumer packaged goods. The NV Department of Taxation must approve all formulas, processes, equipment, products, and packaging prior to any manufacturing or sales.

A Retail (adult-use or recreational) Marijuana Distributor License allows licensees to deliver wholesale products from a cultivator or manufacturer to a retail store. This is only a requirement for products that could be sold to recreational customers. Many vertically integrated operators are forced to use third party distributors to deliver products from their wholesale facilities to their own stores and to other customers. City Trees holds one of only 29 distributor licenses that exist to serve the more than 60 dispensaries and 195 wholesalers in the State. Oasis is licensed to operate in the city of Las Vegas as a Dual Use Marijuana Business, and in the State of Nevada as a Medical Marijuana Dispensary Establishment and a Retail Marijuana Store. City Trees Production is licensed to operate in the state of Nevada as a Medical Marijuana Production Establishment, a Retail Marijuana Product Manufacturing facility and a Retail Marijuana Distributor. City Trees Production is also licensed to operate in the state of Nevada as a Medical Marijuana Cultivation Facility and a Retail Marijuana Cultivator. Please see “United States Regulatory Environment – Oasis LLC Licenses” for a complete list of state and local licenses held by the Oasis LLCs.

Specialized Skill & Knowledge

Commercial cannabis cultivation requires access to employees with specialized skills and knowledge in order to maximize harvest quality and yield in addition to having the capacity for developing new varieties. Botanical extraction of concentrated oils, product formulation and product manufacturing each require their own specific sets of specialized skill and knowledge to ensure maximization of yields and quality from extraction and to create consistent, high quality products. Additionally, the operation of a quality retail cannabis store requires extensive product knowledge to provide the optimal experience for customers. Each of these operations requires extensive knowledge and understanding of the Nevada regulatory landscape to ensure compliance with all local and state laws and regulations.

The COO of CLS Nevada, Inc has gained important skills and knowledge through experience with all areas needed to run a successful cultivation operation. He expects to continue to develop unique, new strains that are only available to City Trees and will build on the current knowledge of the organization through testing new techniques and technologies in a small research and development room within the cultivation facility. His previous experience along with independent consultation, is the basis for Oasis’ proprietary standard operating procedures that we believe will ensure consistent quality and yield performance. He has practical experience with the extraction of cannabis including no-solvent, butane, carbon dioxide and the finishing of the extracts into consumer-packaged goods.

The extraction / product formulation team includes employees with hands on experience in cannabis extraction and product manufacturing in addition to employees with undergraduate chemistry degrees and limited experience in cannabis extraction. This provides access to both the technical and hands-on applications of knowledge that benefits product formulation in addition to extraction efficiency and productivity.

The leadership at Oasis is knowledgeable in all the products available in the United States market because the leadership at Oasis has operated in Nevada since the beginning of medical cannabis sales.

The Company conducts ongoing training to ensure compliance with all laws and regulations. The leadership of each business unit attends regular compliance training conducted by local and state officials which provides content and updates for internal training.

In addition to the Company’s internal resources, there is a broad market of skilled employees with cannabis knowledge and experience in Nevada to facilitate growth of the labor force.

Competitive Conditions

The Company currently operates in the Nevada cannabis market, which has limited licensing opportunities for retail locations in accordance with state regulations. There is currently no legal limitation on the number of cultivation and product manufacturing licenses that may be issued and there is no limitation on how much can be grown or produced with those licenses. These conditions create significant barriers to entry for new competition.

The limitation on the number of licenses available for retail creates a significant barrier to entry for potential competition in the retail cannabis market. Prospective competitors will not be able to acquire any of the currently proposed new licenses unless they are operating in Nevada. This leaves acquisition as the only method available for most companies to enter the state’s retail cannabis market absent changes in legislation. There is also a 10% legal limitation on the number of retail licenses that may be owned by any one entity within a given county. The size and number of locations in a potential acquisition are limited as a result. These conditions mitigate the risk of losing market share to new companies entering the Nevada retail market.

Nevada wholesale prices have increased since recreational sales began as a result of a demand spike being met with a limited supply. Expansion projects, like the City Trees cultivation facility, have been completed or are underway to meet the additional demand. Most of the additional supply is coming from existing players within the market as very few new cultivation licenses have been issued. The ability to expand facilities without limitation will allow the market to reach an equilibrium wholesale price point without the need to license additional operators. Although there is no legal limitation on cultivation and production licenses, we do not currently anticipate that new licenses will be issued.

Components

Raw materials for processing and manufacturing are available from a variety of sources. Oasis maintains relationships with various suppliers for each key component of the raw materials to mitigate vendor concentration risk. City Trees wholesale operations is the sole purchaser of raw materials within the organization because the retail operation only stocks finished consumer packaged products. All raw materials are currently purchased from third parties. City Trees is expected to be able to supply a large portion of the raw cannabis material upon completion of phase 1 of the Greenhouse Expansion, but certain items will always come from third parties. The following table describes the key components of the supply chain for City Trees products:

Raw Material Item	Description	Sources	# of Suppliers	Pricing	Internal Sourcing
Raw Cannabis Trim	Raw cannabis leaf that is trimmed from raw flowers that will be sold directly to consumers. Trim makes up the majority of what is extracted into oil.	Nevada Licensed Cultivators (115 active licenses as of April 2018)	5+	Wholesale prices are currently in the range of $500 - $750 per pound. Target pricing is $350 per pound in order to match the cost of sourcing finished bulk oil.	Gradually increasing amount will be sourced internally upon completion of Greenhouse Expansion.
Raw Cannabis Flower

Raw cannabis flower is typically trimmed, packaged and sold to consumers or it is rolled into pre-rolled joints, packaged and sold to consumers. City Trees is currently not purchasing or harvesting flower.

		Nevada Licensed Cultivators (115 active licenses as of April 2018)	5+	Wholesale prices currently range from $2,000 - $3,000 per pound.	Gradually increasing amount will be sourced internally for City Trees upon completion of Greenhouse Expansion.
Bulk Distillate Cannabis Oil	Cannabis oil refined through distillation processes that maximize potency and remove impurities.	Nevada Licensed Product Manufacturers (80 active licenses as of April 2018)	4+	Wholesale prices currently range from $16 - $18 per gram.	Gradually increasing amount will be sourced and processed internally upon completion of Greenhouse Expansion.
Custom All-in-One Disposable Vaporizer Pens	Cannabis oil vaporizer “pens” with ceramic heating that contain a single use battery charge customized with City Trees logos and imagery.	Distributors of Chinese Manufacturing Products	2	$3.35 each	N/A
Vaporizer Pen Cartridges and Custom Batteries	Cannabis oil vaporizer cartridges with ceramic heating that attach to a rechargeable battery customized with City Trees logos and imagery.	Distributors of Chinese Manufacturing Products	2	Cartridges: $2.50 each Custom Batteries: $3.25 each	N/A
Vegan Capsules	Empty capsules that are filled with proprietary blends of cannabis oil and terpenes	Online Medical Supply Companies	2	1.3 cents per capsule	N/A
Botanical Terpenes	Natural compounds found in essential oils of plants with strong fragrance and flavor. Some terpenes have been shown to be biologically active with specific effects	Domestic online suppliers of cannabis-derived and non-cannabis derived terpenes.	2	Isolated Terpenes: $290 per kilogram	Some terpenes will be sourced internally through a fractional distillation process.
CBD Isolate	Cannabidiol (CBD) in powder form that is 99.9% pure CBD	Domestic Industrial Hemp Growers and Processors	2	Wholesale prices range from $7,000 - $10,000 per kilogram	N/A

Intellectual Property

Domains

The Company has protected its Internet domain names with the following registered domains as of the date of this annual report:

●	https://www.clsholdingsinc.com/

●	https://oasiscannabis.com/

●	http://www.citytrees.com/

Patents and Trademarks

The Company has developed extraction and processing methods that are proprietary and, on April 24, 2018, the Company (via CLS Labs) was awarded a non-provisional U.S. utility patent for cannabidiol extraction and conversion process by the United States Patent and Trademark Office (U.S. patent number 9,950,976 B1). The patent is expected to result in market-changing product consistency, cost savings for growers, and increased anticipated revenues for us due to the larger amount of Delta-9 THC that we believe we can produce through our patent pending proprietary process. We expect to use a version of the patented technology on a smaller scale in connection with the Greenhouse Expansion.

Employees

As of June 15, 2018, the Oasis LLCs had 54 employees. The employees are distributed among the following departments:

Nevada Market Administration	Number of Employees
Administrative Accounting	2 1

Oasis Cannabis Retail
Product Sales and Customer Service Inventory Control Dispatch / Delivery Safety / Security Leadership Communications	20 9 8 6 2 1

City Trees Wholesale
Wholesale Sales and Distribution Leadership Cultivation / Product Manufacturing Inventory Control	2 1 1 1

Total Employees	54

The Company believes in equal opportunity employment and we recruit, hire and promote individuals that are best qualified for each position without regard to race, color, creed, sex, national origin or handicap. We pride ourselves on using a selection process that recruits people who are trainable, co-operative and share the core values of the Company. The Company’s employees are highly-talented individuals who have educational achievements ranging from masters and undergraduate degrees in a wide range of disciplines, as well as staff who have been trained on the job to uphold the highest standards set as a Company.

The Company recruits based on a rigorous interview process to ensure the right candidates are selected for the Company and the individual team. In addition to adherence to the Company’s core values, it requires that each employee acts with integrity and constant striving to uphold the highest professional standards.

In addition, the safety of the Company’s employees is a priority and the Company is committed to the prevention of illness and injury through the provision and maintenance of a healthy workplace. The Company takes all reasonable step to ensure staff are appropriately informed and trained to ensure the safety of themselves as well as others around them.

In addition to the employees of the Oasis LLCs, the Company employs three executive and management personnel and engages one consultant in a management capacity.

Growth Strategy

Our growth strategy includes the following plans:

●         Securing capital for the construction of processing centers.

●         Obtaining the necessary state and local licensure for each proposed facility.

●         Securing initial licensing, processing or sales arrangements, as applicable, with growers and dispensaries. Such arrangements may result from marketing efforts, relationships within the industry or the CLS Consulting business.

●         Constructing processing facilities.

●         Expanding per-facility capacity and increasing revenues.

●         Developing a national brand of cannabis concentrates, which will be sold wholesale to dispensaries, through standardization of the testing, compliance and labeling process.

We may also grow by acquiring existing cannabis industry companies that will benefit from the use of our proprietary technology as well as other companies in the cannabis industry that are compatible with our proposed operations, including but not limited to completion of the proposed Pure Harvest transaction.

Regulation and Licensure

Despite 30 states and the District of Columbia, Puerto Rico and Guam having legalized or decriminalized marijuana use for medical purposes, the prescription, use and possession of marijuana remains illegal under federal law. As such, although we will only operate processing facilities in states that permit the possession, sale and use of cannabis, certain activities of our business, including the possession of cannabis for processing and the sale of cannabis concentrates, will be in violation of federal law.

The Company, through the Oasis LLCs, is directly involved in the cultivation, distribution and sale of cannabis in the State of Nevada. All of the Company’s operations are in the United States. Therefore, the Company’s balance sheet and operating statement exposure to U.S. marijuana-related activities is 100%.

Enforcement of United States Federal Laws

In the United States, cannabis is highly regulated at the state level. To the Company’s knowledge, there are to date a total of 30 states, plus the District of Columbia, Puerto Rico and Guam that have legalized medical cannabis in some form although not all states have fully implemented their legalization programs. Nine states and the District of Columbia have legalized cannabis for adult use. Fifteen additional states have legalized high-cannabidol (CBD), low Tetrahydrocannabinol (THC) oils for a limited class of patients. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act (codified in 21 U.S.C.A. Section 812). Under United States federal law, a Schedule I drug is considered to have a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the substance under medical supervision. Federal law prohibits commercial production and sale of all Schedule I controlled substances, and as such, cannabis-related activities, including without limitation, the importation, cultivation, manufacture, distribution, sale and possession of cannabis that remain illegal under U.S. federal law. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor provide a defense to any federal proceeding brought against the Company. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonments.

As a result of the conflicting views between state legislatures and the federal government regarding cannabis, investments in, and the operations of, cannabis businesses in the U.S. are subject to inconsistent laws and regulations. The so-called “Cole Memorandum” or “Cole Memo” issued by former Deputy Attorney General James Cole on August 29, 2013 and other Obama-era cannabis policy guidance, discussed below, provided the framework for managing the tension between federal and state cannabis laws. Subsequently, as discussed below, Attorney General Jeff Sessions rescinded the Cole Memo and related policy guidance. Although no longer in effect, these policies, and the enforcement priorities established within, appear to continue to be followed during the Trump administration and remain critical factors that inform the past and future trend of state-based legalization.

The Cole Memo directed U.S. Attorneys not to prioritize the enforcement of federal cannabis laws against individuals and businesses that comply with state medical or adult-use cannabis regulatory programs, provided certain enumerated enforcement priorities (such as diversion or sale of cannabis to minors) were not implicated. In addition to general prosecutorial guidance issued by the DOJ, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 outlining Bank Secrecy Act-compliant pathways for financial institutions to service state-sanctioned cannabis businesses, which echoed the enforcement priorities outlined in the Cole Memo (the “FinCEN Memorandum” or “FinCEN Memo”). On the same day the FinCEN Memorandum was published, the DOJ issued complimentary policy guidance directing prosecutors to apply the enforcement priorities of the Cole Memo when determining whether to prosecute individuals or institutions with crimes related to financial transactions involving the proceeds of cannabis-related activities (the “Cole Banking Memorandum”).

On January 4, 2018 Attorney General Jeff Sessions rescinded the Cole Memo, the Cole Banking Memorandum, and all other related Obama-era DOJ cannabis enforcement guidance. While the rescission did not change federal law, as the Cole Memo and other DOJ guidance documents were not themselves laws, the rescission removed the DOJ’s formal policy that state-regulated cannabis businesses in compliance with the Cole Memo guidelines should not be a prosecutorial priority. Notably, Attorney General Sessions’ rescission of the Cole Memo and the Cole Banking Memorandum has not affected the status of the FinCEN Memorandum issued by the Department of Treasury, which remains in effect. In addition to his rescission of the Cole Memo, Attorney General Sessions issued a one-page memorandum known as the “Sessions Memorandum.” The Sessions Memorandum explains the DOJ’s rationale for rescinding all past DOJ cannabis enforcement guidance, claiming that Obama-era enforcement policies are “unnecessary” due to existing general enforcement guidance adopted in the 1980s, in chapter 9.27.230 of the U.S. Attorney’s Manual (the “USAM”). The USAM enforcement priorities, like those of the Cole Memo, are based on the use of the federal government’s limited resources and include “law enforcement priorities set by the Attorney General,” the “seriousness” of the alleged crimes, the “deterrent effect of criminal prosecution,” and “the cumulative impact of particular crimes on the community.” Although the Sessions Memorandum emphasizes that cannabis is a federally illegal Schedule I controlled substance, it does not otherwise instruct U.S. Attorneys to consider the prosecution of cannabis-related offenses a DOJ priority, and in practice, most U.S. Attorneys have not changed their prosecutorial approach to date. However, due to the lack of specific direction in the Sessions Memorandum as to the priority federal prosecutors should ascribe to such cannabis activities, there can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law. See “Risk Factors”.

Such potential proceedings could involve significant restrictions being imposed upon the Company or third parties, and also divert the attention of key executives. Such proceedings could have a material adverse effect on the Company’s business, revenues, operating results and financial condition as well as the Company’s reputation, even if such proceedings were concluded successfully in favour of the Company. See “Risk Factors”.

For the reasons set forth above, the Company’s existing operations in the United States, and any future operations or investments the Company may engage in, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada. As a result, the Company may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on the Company’s ability to operate in the United States or any other jurisdiction. See “Risk Factors”.

Government policy changes or public opinion may also result in a significant influence over the regulation of the cannabis industry in the United States or elsewhere. A negative shift in the public’s perception of medical cannabis in the United States or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state jurisdictions to abandon initiatives or proposals to legalize medical cannabis, thereby limiting the number of new state jurisdictions into which the Company could expand. Any inability to fully implement the Company’s expansion strategy may have a material adverse effect on the Company’s business, financial condition and results of operations. See “Risk Factors”.

Further, violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on the Company, including its reputation and ability to conduct business, its holding (directly or indirectly) of medical cannabis licenses in the United States, the listing of its securities on various stock exchanges, its financial position, operating results, profitability or liquidity or the market price of its publicly traded shares. In addition, it is difficult for the Company to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial. See “Risk Factors”.

United States Enforcement Proceedings

An appropriations rider contained in the fiscal year 2015, 2016, 2017, and 2018 Consolidated Appropriations Acts (formerly known as the “Rohrabacher-Farr” Amendment; now known as the “Rohrabacher-Blumenauer Amendment” and currently proposed for the next appropriations rider as the “Joyce Amendment”, referred to herein as the “Amendment”) provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the Department of Justice (“DOJ”) cannot expend funds to prosecute state-law-abiding medical cannabis operators complying strictly with state medical cannabis laws. The Amendment prohibits the federal government from using congressionally appropriated funds to prevent states from implementing their own medical cannabis laws. The Amendment remains in effect through September 30, the end of the 2018 fiscal year, at which point Congress will decide whether to approve its extension. Continued reauthorization of the Amendment is predicated on future political developments and cannot be guaranteed. If the Amendment expires, federal prosecutors could prosecute even state-compliant medical cannabis operators for conduct within the five-year statute of limitations. The Amendment does not protection to state legal adult-use cannabis businesses and the DOJ may spend funds to prosecute persons that are operating in accordance with state adult use cannabis laws.

Ability to Access Public and Private Capital

The Company has historically, and continues to have, access to equity and debt financing from the public and prospectus exempt (private placement) markets in Canada. The Company’s executive team and board of directors of the Company also have extensive relationships with sources of private capital (such as funds and high net worth individuals), that could be investigated at a higher cost of capital. If such equity and/or debt financing was no longer available in the public markets in Canada due to changes in applicable law, then the Company expects that it would have access to raise equity and/or debt financing privately.

Although the Company is not able to obtain bank financing in the U.S. or financing from other U.S. federally regulated entities, it currently has access to equity financing through the public markets in Canada. Since the use of marijuana is illegal under U.S. federal law, and in light of concerns in the banking industry regarding money laundering and other federal financial crime related to marijuana, U.S. banks have been reluctant to accept deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. Likewise, marijuana businesses have limited, if any, access to credit card processing services. As a result, marijuana businesses in the U.S. are largely cash-based. This complicates the implementation of financial controls and increases security issues.

Commercial banks, private equity firms and venture capital firms have approached the cannabis industry cautiously to date. However, there are increasing numbers of high net worth individuals and family offices that have made meaningful investments in companies and projects similar to the Company’s projects. Although there has been an increase in the amount of private financing available over the last several years, there is neither a broad nor deep pool of institutional capital that is available to cannabis license holders and license applicants. There can be no assurance that additional financing, if raised privately, will be available to the Company when needed or on terms which are acceptable. The Company’s inability to raise financing to fund capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability. See “Risk Factors – Additional Financing”.

State-Level Overview

The following sections present an overview of market and regulatory conditions for the marijuana industry in the state of Nevada, in which the Company has an operating presence in, and is presented as of August 2018, unless otherwise indicated. Although the Company’s activities are compliant with applicable United States state and local law, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under United States federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

Nevada Summary

Nevada has a medical marijuana program and passed an adult-use legalization through the ballot box in November 2016. In 2000, Nevada voters passed an amendment to the Nevada state constitution allowing physicians to recommend cannabis for an inclusive set of qualifying conditions including chronic pain and created a limited non-commercial medical marijuana patient/caregiver system. Senate Bill 374, which passed the legislature and was signed by the Governor in 2013, expanded this program and established a for-profit regulated medical marijuana industry.

The Nevada Division of Public and Behavioral Health licensed medical marijuana establishments up until July 1, 2017 when the state’s medical marijuana program merged with adult-use marijuana enforcement under the NV DOT. In 2014, Nevada accepted medical marijuana business applications and a few months later the Division approved 182 cultivation licenses, 118 licenses for the production of edibles and infused products, 17 independent testing laboratories, and 55 medical marijuana dispensary licenses. The number of dispensary licenses was then increased to 66 by legislative action in 2015. The application process is merit-based, competitive, and is currently closed. Residency is not required to own or invest in a Nevada medical cannabis business. In addition, vertical integration is neither required nor prohibited. Nevada’s medical law includes patient reciprocity, which permits medical patients from other states to purchase marijuana from Nevada dispensaries. Nevada also allows for dispensaries to deliver medical marijuana to patients.

Each medical marijuana establishment must register with the NV DOT and apply for a medical marijuana establishment registration certificate. Among other requirements, there are minimum liquidity requirements and restrictions on the geographic location of a medical marijuana establishment as well as restrictions relating to the age and criminal background of employees, owners, officers and board members of the establishment. All employees must be over 21 and all owners, officers and board members must not have any previous felony convictions or had a previously granted medical marijuana registration revoked. Additionally, each volunteer, employee, owner, officer and board member of a medical marijuana establishment must be registered with the NV DOT as a medical marijuana agent and hold a valid medical marijuana establishment agent card. The establishment must have adequate security measures and use an electronic verification system and inventory control system. If the proposed medical marijuana establishment will sell or deliver edible marijuana products or marijuana-infused products, proposed operating procedures for handling such products which must be preapproved by the NV DOT.

In determining whether to issue a medical marijuana establishment registration certificate pursuant to NRS 453A.322, the NV DOT, in addition the application requirements set out, considers the following criteria of merit:

(a)	the total financial resources of the applicant, both liquid and illiquid;

(b)

the previous experience of the persons who are proposed to be owners, officers or board members of the proposed medical marijuana establishment at operating other businesses or non- profit organizations;

(c)	the educational achievements of the persons who are proposed to be owners, officers or board members of the proposed medical marijuana establishment;

(d)

any demonstrated knowledge or expertise on the part of the persons who are proposed to be owners, officers or board members of the proposed medical marijuana establishment with respect to the compassionate use of marijuana to treat medical conditions;

(e)	whether the proposed location of the proposed medical marijuana establishment would be convenient to serve the needs of persons who are authorized to engage in the medical use of marijuana;

(f)	the likely impact of the proposed medical marijuana establishment on the community in which it is proposed to be located;

(g)	the adequacy of the size of the proposed medical marijuana establishment to serve the needs of persons who are authorized to engage in the medical use of marijuana;

(h)	whether the applicant has an integrated plan for the care, quality and safekeeping of medical marijuana from seed to sale;

(i)

the amount of taxes paid to, or other beneficial financial contributions made to, the State of Nevada or its political subdivisions by the applicant or the persons who are proposed to be owners, officers or board members of the proposed medical marijuana establishment; and

(j)	any other criteria of merit that the Division determines to be relevant.

A medical marijuana establishment registration certificate expires 1 year after the date of issuance and may be renewed upon resubmission of the application information and renewal fee to the NV DOT.

Adult-Use Retail Marijuana Program

The sale of marijuana for adult-use in Nevada was approved by ballot initiative on November 8, 2016 and Nevada Revised Statute 453D exempts a person who is 21 years of age or older from state or local prosecution for possession, use, consumption, purchase, transportation or cultivation of certain amounts of marijuana and requires the NV DOT to begin receiving applications for the licensing of marijuana establishments on or before January 1, 2018. The legalization of retail marijuana does not change the medical marijuana program.

In February 2017, the Nevada Department of Taxation announced plans to issue “early start” recreational marijuana establishment licenses in the summer of 2017. These licenses, beginning on July 1, 2017, allowed marijuana establishments holding both a retail marijuana store and dispensary license to sell their existing medical marijuana inventory as either medical or adult-use marijuana, and expired at the end of the year. Starting July 1, 2017, medical and adult-use marijuana have incurred a 15% excise tax on the first wholesale sale (calculated on the fair market value) and adult-use cannabis have incurred an additional 10% special retail marijuana sales tax in addition to any general state and local sales and use taxes.

On January 16, 2018, the Marijuana Enforcement Division of the NV DOT issued final rules governing its adult-use marijuana program, pursuant to which up to sixty-six (66) permanent adult-use marijuana dispensary licenses will be issued. Existing adult-use marijuana licensees under the “early start” regulations must re-apply for licensure under the permanent rules in order to continue adult-use sales.

Under Nevada’s adult-use marijuana law, the NV DOT licenses marijuana cultivation facilities, product manufacturing facilities, distributors, retail stores and testing facilities. After merging medical and adult-use marijuana regulation and enforcement, the single regulatory agency is now known as the “Marijuana Enforcement Division of the Department of Taxation.” For the first 18 months, applications to the Department for adult-use establishment licenses can only be accepted from existing medical marijuana establishment certificate holders and existing liquor distributors for the adult-use distribution license. In November 2018, the NV DOT may open up the application process to those not holding a medical marijuana establishment certificate.

There are five types of retail marijuana establishment licenses under Nevada's retail marijuana program:

1.

Cultivation Facility - licensed to cultivate (grow), process, and package marijuana; to have marijuana tested by a testing facility; and to sell marijuana to retail marijuana stores, to marijuana product manufacturing facilities, and to other cultivation facilities, but not to consumers.

2.	Distributor - licensed to transport marijuana from a marijuana establishment to another marijuana establishment. For example, from a cultivation facility to a retail store.

3.

Product Manufacturing Facility - licensed to purchase marijuana; manufacture, process, and package marijuana and marijuana products; and sell marijuana and marijuana products to other product manufacturing facilities and to retail marijuana stores, but not to consumers. Marijuana products include things like edibles, ointments, and tinctures.

4.	Testing Facility - licensed to test marijuana and marijuana products, including for potency and contaminants.

5.

Retail Store - licensed to purchase marijuana from cultivation facilities, marijuana and marijuana products from product manufacturing facilities, and marijuana from other retail stores; can sell marijuana and marijuana products to consumers.

Administration of the regular retail program in Nevada will be governed by permanent regulations, currently being drafted by the NV DOT. The NV DOT has been conducting public consultation and receiving public comments on the Revised Proposed Adult-Use Marijuana Regulation (LCB File No. R092-17) dated December 13, 2017 (the "Nevada Adult-Use Regulation"). On February 27, 2018, the NV DOT adopted the Nevada Adult- Use Regulations and the NV DOT is now seeking applications for adult-use marijuana or medical marijuana registration certificates.

License and Regulations

In the state of Nevada, only cannabis that is grown or produced in the state by a licensed establishment may be sold in the state. The Nevada regulatory regime is not a vertically integrated system and only permits the holder of a retail dispensary license and registration certificate to purchase marijuana from cultivation facilities, marijuana and marijuana products from product manufacturing facilities and marijuana from other retail stores, and allows the sale of marijuana and marijuana products to consumers.

A medical cultivation license permits its holder to acquire, possess, cultivate, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to medical marijuana dispensaries, facilities for the production of edible medical marijuana products and/or medical marijuana-infused products, or other medical marijuana cultivation facilities.

The medical product manufacturing license permits its holder to acquire, possess, manufacture, deliver, transfer, transport, supply, or sell edible marijuana products or marijuana infused products to other medical marijuana production facilities or medical marijuana dispensaries.

Reporting Requirements

The state of Nevada uses a computerized track and trace system used to track commercial cannabis activity and seed-to-sale. Individual licensees whether directly or through third-party integration systems are required to push data to the state to meet all reporting requirements. See “Compliance with Applicable State Law in the United States”.

Storage and Security

To ensure the safety and security of cannabis business premises and to maintain adequate controls against the diversion, theft, and loss of cannabis or cannabis products, Nevada state law requires the following:

(a)	be an enclosed, locked facility;

(b)	have a single secure entrance;

(c)

train employees in security measures and controls, emergency response protocol, confidentiality requirements, safe handling of equipment, procedures for handling products, as well as the differences in strains, methods of consumption, methods of cultivation, methods of fertilization and methods for health monitoring;

(d)	install security equipment to deter and prevent unauthorized entrances, which includes:

a.	devices that detect unauthorized intrusion which may include a signal system; and

b.	exterior lighting to facilitate surveillance;

(e)	electronic monitoring must be in place, which includes:

a.	at least one call-up monitor that is 19 inches or more;

b.	a video printer capable of immediately producing a clear still photo from any video camera image;

c.

video cameras with a recording resolution of at least 704 x 480 which provides coverage of all entrances to and exits from limited access areas and all entrances to and exits from the building and which can identify any activity occurring in or adjacent to the building;

d.

a video camera at each point-of-sale location which allows for the identification of any person who holds a valid registry identification card, including, without limitation, a designated primary caregiver, purchasing medical marijuana;

e.	a video camera in each grow room which can identify any activity occurring within the grow room in low light conditions;

f.	a method for storing video recordings from the video cameras for at least thirty (30) calendar days;

g.	a failure notification system that provides an audible and visual notification of any failure in the electronic monitoring system;

h.	sufficient battery backup for video cameras and recording equipment to support at least five (5) minutes of recording in the event of a power outage; and

i.	security alarm to alert local law enforcement of unauthorized breach of security; and

(f)	implement security procedures that:

a.	restrict access of the establishment to only those persons/employees authorized to be there;

b.	deter and prevent theft;

c.	provide identification (badge) for those persons/employees authorized to be in the establishment;

d.	prevent loitering;

e.	require and explain electronic monitoring; and

f.	require and explain the use of automatic or electronic notification to alert local law enforcement of an unauthorized breach of security.

Transportation

In Nevada, marijuana may only be transported from a licensed grow or production facility by a licensed marijuana distributor. Prior to transporting the marijuana or marijuana products, the distributor must complete a trip plan which includes: the agent name and registration number providing and receiving the marijuana; the date and start time of the trip; a description, including the amount, of the marijuana or marijuana products being transported; and the anticipated route of transportation.

During the transportation of marijuana or marijuana products, the licensed marijuana distributor agent must: (a) carry a copy of the trip plan with him or her for the duration of the trip; (b) have his or her marijuana establishment agent card in his or her immediate possession; (c) use a vehicle without any identification relating to marijuana and which is equipped with a secure lockbox or locking cargo area which must be used for the sanitary and secure transportation of marijuana, or marijuana products; (d) have a means of communicating with the marijuana establishment for which he or she is providing the transportation; and (e) ensure that all marijuana or marijuana products are not visible. After transporting marijuana or marijuana products a licensed marijuana distributor agent must enter the end time of the trip and any changes to the trip plan that was completed.

Each licensed marijuana distributor agent transporting marijuana or marijuana products must report any: (a) vehicle accident that occurs during the transportation to a person designated by the marijuana distributor to receive such reports within two (2) hours after the accident occurs; and (b) loss or theft of marijuana or marijuana products that occurs during the transportation to a person designated by the marijuana distributor to receive such reports immediately after the marijuana establishment agent becomes aware of the loss or theft. A marijuana distributor that receives a report of loss or theft pursuant to this paragraph must immediately report the loss or theft to the appropriate law enforcement agency and to the NV DOT. The distributor must report any unauthorized stop that lasts longer than two (2) hours to the NV DOT.

A marijuana distributor shall maintain the required documents and provide a copy of the documents required to the NV DOT for review upon request. Each marijuana distributor shall maintain a log of all received reports.

Employees of licensed marijuana distributors, including drivers transporting marijuana and marijuana products, must be 21 years of age or older and must obtain a valid marijuana establishment agent registration card issued by the NV DOT. If a marijuana distributor is co-located with another type of business, all employees of co-located businesses must have marijuana establishment agent registration cards unless the co-located business does not include common entrances, exits, break room, restrooms, locker rooms, loading docks, and other areas as are expedient for business and appropriate for the site as determined and approved by Department inspectors. While engaged in the transportation of marijuana and marijuana products, any person that occupies a transport vehicle when it is loaded with marijuana or marijuana products must have their physical marijuana establishment agent registration card in their possession.

All drivers must carry in the vehicle valid driver’s insurance at the limits required by the State of Nevada and the NV DOT. All drivers must be bonded in an amount sufficient to cover any claim that could be brought, or disclose to all parties that their drivers are not bonded. Marijuana establishment agent registration cardholders and the licensed marijuana distributor they work for are responsible for the marijuana and marijuana product once they takes control of the product and leave the premises of the marijuana establishment.

There is no load limit on the amount or weight of marijuana and marijuana products that are being transported by a licensed marijuana distributor. Marijuana distributors are required to adhere to NV DOT regulations and those required through their insurance coverage. When transporting by vehicle, marijuana and marijuana product must be in a lockbox or locked cargo area. A trunk of a vehicle is not considered secure storage unless there is no access from within the vehicle and it is not the same key access as the vehicle. Live plants can be transported in a fully enclosed, windowless locked trailer or secured area inside the body/compartment of a locked van or truck so that they are not visible to the outside. If the value of the marijuana and marijuana products being transported by vehicle is in excess of $10,000 (the insured value per the shipping manifest), the transporting vehicle must be equipped with a car alarm with sound or have no less than two (2) of the marijuana distributor’s marijuana establishment agent registration cardholders involved in the transportation. All marijuana and marijuana product must be tagged for purposes of inventory tracking with a unique identifying label as required by the NV DOT and remain tagged during transport. This unique identifying label should be similar to the stamp for cigarette distribution. All marijuana and marijuana product when transported by vehicle must be transported in sealed packages and containers and remain unopened during transport. All marijuana and marijuana product transported by vehicle should be inventoried and accounted for in the inventory tracking system. Loading and unloading of marijuana and marijuana products from the transporting vehicle must be within view of existing video surveillance systems prior to leaving the origination location. Security requirements are required for the transportation of marijuana and marijuana products.

Oasis LLC Licenses

Oasis is licensed to operate in the City of Las Vegas as a Dual Use Marijuana Business, and in the State of Nevada as a Medical Marijuana Dispensary Establishment and a Retail Marijuana Store. City Trees Production is licensed to operate in the state of Nevada as a Medical Marijuana Production Establishment, a Retail Marijuana Product Manufacturing facility and a Retail Marijuana Distributor. City Trees Production is licensed to operate in the state of Nevada as a Medical Marijuana Cultivation Facility and a Retail Marijuana Cultivator. The table below lists the licenses issued to the Oasis LLCs in respect of the Oasis LLCs’ operations in Nevada (including municipal licenses). Under applicable laws, the licenses permit the Oasis LLCs to cultivate, manufacture, process, package, sell, and purchase marijuana pursuant to the terms of the licenses, which are issued by the NV DOT under the provisions of Nevada Revised Statutes section 453A, 453D, their associated sections of the Nevada Administrative Code and local regulations pertaining to cannabis businesses. All provisional licenses owned by Oasis are, as of the date hereof, active with the state of Nevada. All licenses are independently issued for each approved activity for use at the Oasis LLCs facilities in Nevada.

All marijuana establishments must register with the NV DOT. If applications contain all required information and after vetting by officers, establishments are issued a medical marijuana establishment registration certificate. In a local governmental jurisdiction that issues business licenses, the issuance by the NV DOT of a medical marijuana establishment registration certificate is considered provisional until the local government has issued a business license for operation and the establishment is in compliance with all applicable local governmental ordinances. Final registration certificates are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. Renewal requests are typically communicated through email from NV DOT and include a renewal form. The renewal periods serve as an update for NV DOT on the licensee’s status toward active licensure. Maintaining the licenses in good standing is critical to the success of a marijuana business in Nevada. Failure to adhere to the regulations can result in significant fines and penalties, including the suspension or revocation of the license.

The licenses are independently issued for each approved activity for use at Oasis LLC facilities. The table below lists the licenses issued to the Oasis LLCs in respect of their operations in Nevada.

Licenses in the State of Nevada

Holding Entity	Permit/License	Location City	Expiration/Renewal Date	Description
	Dual Use Marijuana License License #: M62-00010		6/30/19	City of Las Vegas Dual-Use Marijuana Business License for Medical and Recreational Dispensary
Serenity Wellness Center LLC dba Oasis Cannabis	Medical Marijuana Registration Certificate: # 02916424476864783141 ME Code: D046	Las Vegas	6/30/19	State of NV Final Registration Certificate – Medical Marijuana Dispensary Establishment
	Retail Marijuana Store License Taxpayer ID: 1017566771-001		6/30/19	State of NV – Retail Marijuana Store License
	MM08 Production – GS License #: 105437		7/31/18* *Renews every 90 days	City of North Las Vegas Marijuana Production License
Serenity Wellness Products LLC dba City Trees	Medical Marijuana Registration Certificate: # 40297970315350477547 Code: P024	North Las Vegas	6/30/19	State of NV Final Registration Certificate – Medical Marijuana Production Establishment
	Retail Marijuana Product Manufacturing License Taxpayer ID: 1029305234-001		6/30/19	State of NV Retail Marijuana Product Manufacturing License
	Retail Marijuana Distributor License Taxpayer ID: 1029305234-001 Code: T073		6/30/19	State of NV Retail Marijuana Distributor License

Holding Entity	Permit/License	Location City	Expiration/Renewal Date	Description
	Inter-jurisdictional Business License #: 2017305794		N/A	City of Henderson license required to sell to dispensaries within its jurisdiction
	Medical Marijuana Production Facility OLV Marijuana Production License #: M65-00015		N/A	City of Las Vegas license required to sell to dispensaries within its jurisdiction
	MM02 Cultivation - GS License #: 105436		7/31/18* *Renews every 90 days	City of North Las Vegas Marijuana Cultivation License
Serenity Wellness Growers LLC dba City Trees	Medical Marijuana Registration Certificate: 36161311931874315998 Code: C039	North Las Vegas	6/30/19	State of NV Medical Marijuana Cultivation Facility Registration Certificate
	Retail Marijuana Cultivator License Taxpayer ID: 1029305170-001		6/30/19	State of NV Retail Marijuana Cultivator License

Nevada License and regulations

The retail dispensary licenses permit the Oasis LLCs to purchase marijuana from Nevada licensed cultivation facilities, marijuana and marijuana products from Nevada licensed product manufacturing facilities and marijuana from other Nevada licensed retail stores, and allows the sale of marijuana and marijuana products to consumers. No marijuana or marijuana infused products may be brought into Nevada from outside of Nevada. Unlicensed marijuana activities are subject to harsh criminal penalties under Nevada state law.

The medical cultivation licenses permit the Oasis LLCs to acquire, possess, cultivate, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to Nevada licensed medical marijuana dispensaries, facilities for the production of edible medical marijuana products and/or medical marijuana-infused products, or other medical marijuana cultivation facilities.

The medical product manufacturing license permits the Oasis LLCs to acquire, possess, manufacture, deliver, transfer, transport, supply, or sell edible marijuana products or marijuana infused products to other Nevada licensed medical marijuana production facilities or medical marijuana dispensaries.

Nevada Reporting Requirements

The state of Nevada uses METRC as the state’s computerized T&T system for seed-to-sale. Individual licensees whether directly or through third-party integration systems are required to push data to the state to meet all reporting requirements. The Oasis LLCs have designated an in-house computerized seed to sale software that integrate with METRC via API (GreenBits), which captures the required data points for cultivation, manufacturing and retail as required in Nevada Revised Statutes section 453A.

Compliance with Applicable State Law in the United States

The Company, via the Oasis LLCs, is classified as having a “direct” involvement in the U.S. marijuana industry and is in compliance with applicable licensing requirements and the regulatory framework enacted by the state of Nevada. Neither the Company nor the Oasis LLCs are subject to any citations or notices of violation with applicable licensing requirements and the regulatory framework enacted by each applicable U.S. state which may have an impact on its licenses, business activities or operations.

The Company has in place a detailed compliance program overseen and maintained by external state and local regulatory/compliance counsel. The Company’s internal compliance team (consisting of managers for each respective business unit) implements the compliance program.

The Company’s internal compliance team oversees training for all employees, including on the following topics:

●	compliance with state and local laws

●	safe cannabis use

●	dispensing procedures

●	security and safety policies and procedures

●	inventory control

●	quality control

●	transportation procedures

The Company’s compliance program emphasizes security and inventory control to ensure strict monitoring of cannabis and inventory from delivery by a licensed distributor to sale or disposal. Only authorized, properly trained employees are allowed to access the Company’s computerized seed-to-sale system.

The Company’s internal compliance team, together with external state and local regulatory/compliance counsel, monitors all compliance notifications from the regulators and inspectors in each market, timely resolving any issues identified. The Company keeps records of all compliance notifications received from the state regulators or inspectors and how and when the issue was resolved.

Further, the Company has created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory, as well as procedures for performing inventory reconciliation and ensuring the accuracy of inventory tracking and recordkeeping. The Company maintains accurate records of its inventory at all licensed facilities. Adherence to the Company’s standard operating procedures is mandatory and ensures that the Company’s operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements. The Company ensures adherence to standard operating procedures by regularly conducting internal inspections and ensures that any issues identified are resolved quickly and thoroughly. In January 2018, United States Attorney General, Jeff Sessions rescinded the Cole Memorandum and thereby created a vacuum of guidance for enforcement agencies and the Department of Justice.2 As an industry best practice, despite the recent rescission of the Cole Memorandum, the Company continues to do the following to ensure compliance with the guidance provided by the Cole Memorandum:

●

Ensure the operations of its subsidiaries are compliant with all licensing requirements that are set forth with regards to cannabis operation by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions. To this end, the Company retains appropriately experienced legal counsel to conduct the necessary due diligence to ensure compliance of such operations with all applicable regulations;

●

the Company only works through licensed operators, which must pass a range of requirements, adhere to strict business practice standards and be subjected to strict regulatory oversight whereby sufficient checks and balances ensure that no revenue is distributed to criminal enterprises, gangs and cartels; and

●

the Company conducts reviews of products and product packaging to ensure that the products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

The Company, together with external state and local regulatory/compliance counsel, will continue to monitor compliance on an ongoing basis in accordance with its compliance program and standard operating procedures. While the Company’s operations are in full compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under United States federal law. For the reasons described above and the risks further described in the “Risk Factors” section below, there are significant risks associated with the business of the Company. Readers are strongly encouraged to carefully read all of the risk factors contained in the “Risk Factors” section below.

2 U.S. Dept. of Justice. (2013). Memorandum for all United States Attorneys re: Guidance Regarding Marijuana Enforcement. Washington, DC: US Government Printing Office. Retrieved from https://www.justice.gov/iso/opa/resources/3052013829132756857467.pdf.

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

Properties

Our principal offices are located at 11767 South Dixie Highway, Suite 115, Miami, Florida 33156. We currently maintain an administrative office at 3355 SW 59th Avenue, Miami, Florida 33155. Alternative Solutions and the Oasis LLCs lease space for a dispensary and administrative offices at 1800 Industrial Road, Suite 180, Las Vegas, Nevada 89102, and for a cultivation and processing facility at 203 E. Mayflower Avenue, North Las Vegas, Nevada 89030.

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

Risks Related to the Marijuana Industry

Cannabis continues to be a Controlled Substance under the United States Federal Controlled Substances Act and our business may result in federal civil or criminal prosecution.

The Company will be directly engaged in the medical and adult-use cannabis industry in the U.S. where local state law permits such activities however all such activities remain illegal under federal law in the U.S.. Investors are cautioned that in the U.S., cannabis is highly regulated at the state level. To our knowledge, there are to date a total of 30 states, and the District of Columbia, Puerto Rico and Guam that have legalized medical cannabis in some form, including California, although not all states have fully implemented their legalization programs. Nine states and the District of Columbia have legalized cannabis for adult use. Fifteen additional states have legalized high-CBD, low THC oils for a limited class of patients. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act (codified in 21 U.S.C.A. Section 812). Under United States federal law, a Schedule I drug is considered to have a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the substance under medical supervision. Federal law prohibits commercial production and sale of all Schedule I controlled substances, and as such, cannabis-related activities, including without limitation, the importation, cultivation, manufacture, distribution, sale and possession of cannabis remain illegal under U.S. federal law. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor provide a defense to any federal proceeding brought against the Company. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.

An appropriations rider contained in the fiscal year 2015, 2016, 2017, and 2018 Consolidated Appropriations Acts provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOJ cannot expend funds to prosecute state-law-abiding medical cannabis operators complying strictly with state medical cannabis laws. The Amendment prohibits the federal government from using congressionally appropriated funds to prevent states from implementing their own medical cannabis laws. The Amendment remains in effect through September 30, the end of the 2018 fiscal year, at which point Congress will decide whether to approve its extension. Continued reauthorization of the Amendment is predicated on future political developments and cannot be guaranteed. If the Amendment expires, federal prosecutors could prosecute even state-compliant medical cannabis operators for conduct within the five-year statute of limitations. The Amendment does not protection to state legal adult-use cannabis businesses and the DOJ may spend funds to prosecute persons that are operating in accordance with state adult use cannabis laws.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges and penalties, including, but not limited to, disgorgement of profits, cessation of business activities, divestiture, or prison time. This could have a material adverse effect on the Company, including its reputation and ability to conduct business, its holding (directly or indirectly) of medical and adult-use cannabis licenses in the U.S., the listing of its securities on the CSE, its financial position, operating results, profitability or liquidity or the market price of its publicly traded shares. In addition, it is difficult for the Company to estimate the time or resources that would be needed for the investigation or defense of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

The approach to the enforcement of cannabis laws may be subject to change, which creates uncertainty for our business.

As a result of the conflicting views between state legislatures and the federal government regarding cannabis, investments in, and the operations of, cannabis businesses in the U.S. are subject to inconsistent laws and regulations. The so-called “Cole Memorandum” issued by former Deputy Attorney General James Cole on August 29, 2013 and other Obama-era cannabis policy guidance, discussed below, provided the framework for managing the tension between federal and state cannabis laws. Subsequently, as discussed below, Attorney General Jeff Sessions rescinded the Cole Memo and related policy guidance. Although no longer in effect, these policies, and the enforcement priorities established within, appear to continue to be followed during the Trump administration and remain critical factors that inform the past and future trend of state-based legalization.

The Cole Memo directed U.S. Attorneys not to prioritize the enforcement of federal cannabis laws against individuals and businesses that comply with state medical or adult-use cannabis regulatory programs, provided certain enumerated enforcement priorities (such as diversion or sale of cannabis to minors) were not implicated. In addition to general prosecutorial guidance issued by the DOJ, FinCEN issued a the FinCEN Memorandum on February 14, 2014 outlining Bank Secrecy Act-compliant pathways for financial institutions to service state-sanctioned cannabis businesses, which echoed the enforcement priorities outlined in the Cole Memorandum. On the same day the FinCEN Memorandum was published, the DOJ issued complimentary policy guidance directing prosecutors to apply the enforcement priorities of the Cole Memo when determining whether to prosecute individuals or institutions with crimes related to financial transactions involving the proceeds of cannabis-related activities.

On January 4, 2018 Attorney General Jeff Sessions rescinded the Cole Memo, the Cole Banking Memorandum, and all other related Obama-era DOJ cannabis enforcement guidance. While the rescission did not change federal law, as the Cole Memo and other DOJ guidance documents were not themselves laws, the rescission removed the DOJ’s formal policy that state-regulated cannabis businesses in compliance with the Cole Memo guidelines should not be a prosecutorial priority. Notably, Attorney General Sessions’ rescission of the Cole Memo and the Cole Banking Memorandum has not affected the status of the FinCEN Memorandum issued by the Department of Treasury, which remains in effect. In addition to his rescission of the Cole Memo, Attorney General Sessions issued a one-page memorandum known as the “Sessions Memorandum.” The Sessions Memorandum explains the DOJ’s rationale for rescinding all past DOJ cannabis enforcement guidance, claiming that Obama-era enforcement policies are “unnecessary” due to existing general enforcement guidance adopted in the 1980s, in chapter 9.27.230 of the USAM. The USAM enforcement priorities, like those of the Cole Memo, are based on the use of the federal government’s limited resources and include “law enforcement priorities set by the Attorney General,” the “seriousness” of the alleged crimes, the “deterrent effect of criminal prosecution,” and “the cumulative impact of particular crimes on the community.” Although the Sessions Memorandum emphasizes that cannabis is a federally illegal Schedule I controlled substance, it does not otherwise instruct U.S. Attorneys to consider the prosecution of cannabis-related offenses a DOJ priority, and in practice, most U.S. Attorneys have not changed their prosecutorial approach to date. However, due to the lack of specific direction in the Sessions Memorandum as to the priority federal prosecutors should ascribe to such cannabis activities, there can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law.

Such potential proceedings could involve significant restrictions being imposed upon the Company or third parties, while diverting the attention of key executives. Such proceedings could have a material adverse effect on the Company’s business, revenues, operating results and financial condition as well as the Company’s reputation and prospects, even if such proceedings were concluded successfully in favour of the Company. In the extreme case, such proceedings could ultimately involve the criminal prosecution of key executives of the Company, the seizure of corporate assets, and consequently, the inability of the Company to continue its business operations. Strict compliance with state and local laws with respect to cannabis does not absolve the Company of potential liability under U.S. federal law, nor provide a defense to any federal proceeding which may be brought against the Company. Any such proceedings brought against the Company may adversely affect the Company’s operations and financial performance.

Uncertainty surrounding existing protection from U.S. federal prosecution may adversely affect our operations and financial performance.

Pursuant to the Amendment, until September 2018, the DOJ is prohibited from expending any funds to prevent states from implementing their own medical cannabis laws. If the Amendment or an equivalent thereof is not successfully included in the next or any subsequent federal omnibus spending bill, the protection which has been afforded thereby to U.S. medical cannabis businesses in the past would lapse, and such businesses would be subject to a higher risk of prosecution under federal law. Although unlikely, there is a possibility that all amendments may be banned from federal omnibus spending bills, and if this occurs and the substantive provisions of the Amendment are not included in the base federal omnibus spending bill or other law, these protections would lapse.

We may be in violation of anti-money laundering laws and regulations which could impact our ability to obtain banking services, result in the forfeiture or seizure of our assets and could require us to suspend or cease operations.

The Company will be subject to a variety of laws and regulations domestically and in the U.S. that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended and the rules and regulations thereunder, the Criminal Code (Canada) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S. and Canada. Since the cultivation, manufacture, distribution and sale of cannabis remains illegal under the Controlled Substances Act, banks and other financial institutions providing services to cannabis-related businesses risk violation of federal anti-money laundering statutes (18 U.S.C. §§ 1956 and 1957), the unlicensed money-remitter statute (18 U.S.C. § 1960) and the Bank Secrecy Act, among other applicable federal statutes. Banks or other financial institutions that provide cannabis businesses with financial services such as a checking account or credit card in violation of the Bank Secrecy Act could be criminally prosecuted for willful violations of money laundering statutes, in addition to being subject to other criminal, civil, and regulatory enforcement actions. Banks often refuse to provide banking services to businesses involved in the cannabis industry due to the present state of the laws and regulations governing financial institutions in the U.S. The lack of banking and financial services presents unique and significant challenges to businesses in the cannabis industry. The potential lack of a secure place in which to deposit and store cash, the inability to pay creditors through the issuance of checks and the inability to secure traditional forms of operational financing, such as lines of credit, are some of the many challenges presented by the unavailability of traditional banking and financial services. These statutes can impose criminal liability for engaging in certain financial and monetary transactions with the proceeds of a “specified unlawful activity” such as distributing controlled substances which are illegal under federal law, including cannabis, and for failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the Controlled Substances Act. The Company may also be exposed to the foregoing risks.

As previously introduced, in February 2014, FinCEN issued the FinCEN Memo providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Memo states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of the Bank Secrecy Act. It refers to supplementary guidance that former Deputy Attorney General James M. Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the Controlled Substances Act. Although the FinCEN Memo remains in effect today, it is unclear at this time whether the current administration will follow the guidelines of the FinCEN Memo. Overall, the DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state, including in states that have legalized the applicable conduct and the DOJ’s current enforcement priorities could change for any number of reasons. A change in the DOJ’s enforcement priorities could result in the DOJ prosecuting banks and financial institutions for crimes that previously were not prosecuted. If the Company does not have access to a U.S. banking system, its business and operations could be adversely affected.

Other potential violations of federal law resulting from cannabis-related activities include the Racketeer Influenced Corrupt Organizations Act (“RICO”). RICO is a federal statute providing criminal penalties in addition to a civil cause of action for acts performed as part of an ongoing criminal organization. Under RICO, it is unlawful for any person who has received income derived from a pattern of racketeering activity (which includes most felonious violations of the CSA), to use or invest any of that income in the acquisition of any interest, or the establishment or operation of, any enterprise which is engaged in interstate commerce. RICO also authorizes private parties whose properties or businesses are harmed by such patterns of racketeering activity to initiate a civil action against the individuals involved. Although RICO suits against the cannabis industry are rare, a few cannabis businesses have been subject to a civil RICO action. Defending such a case has proven extremely costly, and potentially fatal to a business’ operations.

In the event that any of the Company’s operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada, and subject the Company to civil and/or criminal penalties. Furthermore, while there are no current intentions to declare or pay dividends on the common stock in the foreseeable future, in the event that a determination was made that the Company’s proceeds from operations (or any future operations or investments in the United States) could reasonably be shown to constitute proceeds of crime, we may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time. The Company could likewise be required to suspend or cease operations entirely.

We may become subject to federal and state forfeiture laws which could negatively impact our business operations.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, seizure of assets, disgorgement of profits, cessation of business activities or divestiture. As an entity that conducts business in the cannabis industry, the Company will be potentially subject to federal and state forfeiture laws (criminal and civil) that permit the government to seize the proceeds of criminal activity. Civil forfeiture laws could provide an alternative for the federal government or any state (or local police force) that wants to discourage residents from conducting transactions with cannabis related businesses but believes criminal liability is too difficult to prove beyond a reasonable doubt. Also, an individual can be required to forfeit property considered to be the proceeds of a crime even if the individual is not convicted of the crime, and the standard of proof in a civil forfeiture matter is lower than the standard in a criminal matter. Depending on the applicable law, whether federal or state, rather than having to establish liability beyond a reasonable doubt, the federal government or the state, as applicable, may be required to prove that the money or property at issue is proceeds of a crime only by either clear and convincing evidence or a mere preponderance of the evidence.

Members of the Company located in states where cannabis remains illegal may be at risk of prosecution under federal and/or state conspiracy, aiding and abetting, and money laundering statutes, and be at further risk of losing their investments or proceeds under forfeiture statutes. Many states remain fully able to take action to prevent the proceeds of cannabis businesses from entering their state. Because state legalization is relatively new, it remains to be seen whether these states would take such action and whether a court would approve it. Members and prospective members of the Company should be aware of these potentially relevant federal and state laws in considering whether to invest in the Company.

We are subject to certain tax risks and treatments that could negatively impact our results of operations.

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.

Our business in the cannabis industry is subject to heightened scrutiny by regulatory authorities.

For the reasons set forth above, our existing operations in the United States, and any future operations or investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada. As a result, the Company may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to operate or invest in the United States or any other jurisdiction, in addition to those described herein.

It has been reported by certain publications in Canada that The Canadian Depository for Securities Limited is considering a policy shift that would see its subsidiary, CDS Clearing and Depository Services Inc. (“CDS”), refuse to settle trades for cannabis issuers that have investments in the United States. CDS is Canada’s central securities depository, clearing and settlement hub settling trades in the Canadian equity, fixed income and money markets. CDS or its parent company has not issued any public statement in regard to these reports. Although the Company currently has no operations in the United States, if CDS were to proceed in the manner suggested by these publications, and apply such a policy to the Company, it would have a material adverse effect on the ability of holders of common stock to make trades. In particular, the common stock would become highly illiquid as investors would have no ability to effect a trade of the common stock through the facilities of a stock exchange.

In the United States, many clearing houses for major broker-dealer firms, including Pershing LLC, the largest clearing, custody and settlement firm in the United States, have refused to handle securities or settle transactions of companies engaged in cannabis related business. Many other clearing firms have taken a similar approach. This means that certain broker-dealers cannot accept for deposit or settle transactions in the securities of companies, which may inhibit the ability of investors to trade in our securities and could negatively affect the liquidity of our securities.

In addition, on November 24, 2017, the TMX Group provided an update regarding issuers with marijuana-related activities in the United States and confirmed that TMX Group will rely on the Canadian Securities Administrators’ recommendation to defer to individual exchange’s rules for companies that have marijuana-related activities in the United States and to determine the eligibility of individual issuers to list based on those exchanges’ listing requirements. On February 8, 2018, CDS signed a memorandum (the “CDS MOU”) with Aequitas NEO Exchange Inc., CNSX Markets Inc., TSX Inc., and TSX Venture Exchange Inc. (collectively, the “Exchanges”). The CDS MOU outlines CDS’ and the Exchanges’ understanding of Canada’s regulatory framework applicable to the rules and procedures and regulatory oversight of the Exchanges and CDS. The CDS MOU confirms, with respect to the clearing of listed securities, that CDS relies on the Exchanges to review the conduct of listed issuers. As a result, there currently is no CDS ban on the clearing of securities of issuers with marijuana-related activities in the U.S. However, if CDS were to proceed in the manner suggested by these publications, and apply such a policy to the Company, it would have a material adverse effect on the ability of the holders of common stock to make trades. In particular, the common stock would become highly illiquid as investors would have no ability to effect a trade of common stock through the facilities of a stock exchange.

Any restrictions imposed by the CSE or other applicable exchange on the business of the Company and/or the potential delisting of the common stock from the CSE or other applicable exchange would have a material adverse effect on the Company and on the ability of holders of common stock to make trades.

The heightened regulatory scrutiny could have a negative impact on our ability to raise capital.

The Company’s business activities rely on newly established and/or developing laws and regulations in multiple jurisdictions, including in Nevada. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect the Company’s profitability or cause it to cease operations entirely. The cannabis industry may come under the scrutiny or further scrutiny by the U.S. Food and Drug Administration, SEC, the DOJ, the Financial Industry Regulatory Authority or other federal, Nevada or other applicable state or non-governmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or non-medical purposes in the U.S. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the Company’s industry may adversely affect the business and operations of the Company, including without limitation, the costs to remain compliant with applicable laws and the impairment of its ability to raise additional capital, create a public trading market in the U.S. for securities of the Company or to find a suitable acquirer, which could reduce, delay or eliminate any return on investment in the Company.

Our business is subject to risk from changing regulatory and political environments surrounding the cannabis industry.

The success of the Company’s business strategy depends on the legality of the marijuana industry. The political environment surrounding the marijuana industry in general can be volatile and the regulatory framework remains in flux. To our knowledge, there are to date a total of 29 states, and the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam that have legalized cannabis in some form, including Nevada, and additional states have pending legislation regarding the same; however, the risk remains that a shift in the regulatory or political realm could occur and have a drastic impact on the industry as a whole, adversely impacting the Company’s business, results of operations, financial condition or prospects.

Delays in enactment of new state or federal regulations could restrict the Company’s ability to reach strategic growth targets and lower return on investor capital. The strategic growth strategy of the Company is reliant upon certain federal and state regulations being enacted to facilitate the legalization of medical and adult-use marijuana. If such regulations are not enacted, or enacted but subsequently repealed or amended, or enacted with prolonged phase-in periods, the growth targets of the Company, and thus, the effect on the return of investor capital, could be detrimental. We are unable to predict with certainty when and how the outcome of these complex regulatory and legislative proceedings will affect its business and growth.

Further, there is no guaranty that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, the Company’s business, results of operations, financial condition and prospects would be materially adversely affected. It is also important to note that local and city ordinances may strictly limit and/or restrict disbursement of marijuana in a manner that will make it extremely difficult or impossible to transact business that is necessary for the continued operation of the marijuana industry. Federal actions against individuals or entities engaged in the marijuana industry or a repeal of applicable marijuana related legislation could adversely affect the Company and its business, results of operations, financial condition and prospects.

The Company is aware that multiple states are considering special taxes or fees on businesses in the marijuana industry. It is a potential yet unknown risk at this time that other states are in the process of reviewing such additional fees and taxation. This could have a material adverse effect upon the Company’s business, results of operations, financial condition or prospects.

The commercial, medical and adult-use marijuana industries are in their infancy and we anticipate that such regulations will be subject to change as the jurisdictions in which we do business matures. The Company has in place a detailed compliance program overseen and maintained by external state and local regulatory/compliance counsel. The Company’s internal compliance team (consisting of managers for each respective business unit) implements the compliance program.

The Company’s internal compliance team oversees training for all employees, including on the following topics:

•     compliance with state and local laws

•     safe cannabis use

•     dispensing procedures

•     security and safety policies and procedures

•     inventory control

•     quality control

•     transportation procedures

The Company’s compliance program emphasizes security and inventory control to ensure strict monitoring of cannabis and inventory from delivery by a licensed distributor to sale or disposal. Only authorized, properly trained employees are allowed to access the Company’s computerized seed-to-sale system.

Additionally, the Company has created comprehensive standard operating procedures that include detailed descriptions and instructions for monitoring inventory at all stages of development and distribution. The Company will continue to monitor compliance on an ongoing basis in accordance with its compliance program, standard operating procedures, and any changes to regulation in the marijuana industry.

Overall, the medical and adult-use marijuana industry is subject to significant regulatory change at both the state and federal level. The inability of the Company to respond to the changing regulatory landscape may cause it to not be successful in capturing significant market share and could otherwise harm its business, results of operations, financial condition or prospects.

The potential re-classification of cannabis in the United States could create additional regulatory burdens on the Company’s operations and negatively affect our results of operations.

If cannabis and/or CBD is re-categorized as a Schedule II or lower controlled substance, the ability to conduct research on the medical benefits of cannabis would most likely be improved; however, rescheduling cannabis may materially alter enforcement policies across many federal agencies, primarily the U.S. Food and Drug Administration (“FDA”). FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements, and cosmetics, among other products, through its enforcement authority pursuant to the Federal Food Drug and Cosmetic Act (“FFDCA”). FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of drugs sold in interstate commerce. Because cannabis is federally illegal to produce and sell, and because it has no federally recognized medical uses, the FDA has historically deferred enforcement related to cannabis to the DEA; however, the FDA has enforced the FFDCA with regard to hemp-derived products, especially CBD, sold outside of state-regulated cannabis businesses. If cannabis were to be rescheduled to a federally controlled, yet legal, substance, FDA would likely play a more active regulatory role. Further, in the event that the pharmaceutical industry directly competes with state-regulated cannabis businesses for market share, as could potentially occur with rescheduling, the pharmaceutical industry may urge the DEA, FDA, and others to enforce the CSA and FFDCA against businesses that comply with state but not federal law. The potential for multi-agency enforcement post-rescheduling could threaten or have a materially adverse effect on the operations of existing state-legal cannabis businesses, including the Company.

Even though certain U.S. and state statutes authorize the cultivation and transportation of CBD under certain circumstances, the DEA has determined that all CBD products, regardless of origin, are considered Schedule I controlled substances and issued a drug code for CBD. The United States Court of Appeals for the Ninth Circuit recently heard oral arguments challenging the DEA’s drug code for “marihuana extracts”. There can be no assurance as to the outcome of this case and regardless of such outcome, the Company is unable to determine what the impact of this drug code will be on its business.

There is uncertainty regarding the availability of U.S. federal patent and trademark protection.

As long as cannabis remains illegal under U.S. federal law, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to the Company. As a result, the Company’s intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third-parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, the Company can provide no assurance that it will ever obtain any protection of its intellectual property, whether on a federal, state or local level.

Current constraints on marketing our products could adversely affect our sales and results of operations.

The development of the Company’s business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by government regulatory bodies. The regulatory environment in the United States limits companies’ abilities to compete for market share in a manner similar to other industries. If the Company is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, the Company’s sales and results of operations could be adversely affected.

We could experience difficulty enforcing our contracts.

Due to the nature of the Company’s business and the fact that its contracts involve cannabis and other activities that are not legal under U.S. federal law and in some jurisdictions, the Company may face difficulties in enforcing its contracts in federal and certain state courts. The inability to enforce any of the Company’s contracts could have a material adverse effect on the Company’s business, operating results, financial condition or prospects.

Risks Related to the Business

We will require additional financing to support our on-going operations.

The Company will require equity and/or debt financing to support on-going operations, to undertake capital expenditures or to undertake acquisitions or other business combination transactions. There can be no assurance that additional financing will be available to the Company when needed or on terms which are acceptable. The Company’s inability to raise financing to fund on-going operations, capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon the Company’s business, results of operations, financial condition or prospects.

If additional funds are raised through further issuances of equity or convertible debt securities, existing shareholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to those of holders of common stock. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities, including potential acquisitions.

We may have difficulty continuing as a going-concern.

The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. The Company’s future operations are dependent upon the identification and successful completion of equity or debt financing and the achievement of profitable operations at an indeterminate time in the future. There can be no assurances that the Company will be successful in completing an equity or debt financing or in achieving profitability. The financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

We may experience difficulties in generating profits.

The Company may experience difficulties in its development process, such as capacity constraints, quality control problems or other disruptions, which would make it more difficult to generate profits. A failure by the Company to achieve a low-cost structure through economies of scale or improvements in manufacturing processes and design could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

We will likely incur significant costs and obligations in relation to our on-going and anticipated business operations.

The Company expects to incur significant ongoing costs and obligations related to its investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to the Company’s operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and financial condition of the Company.

We are reliant on key employees in the management of our business and loss of their services could materially adversely effect our business.

The success of the Company is dependent upon the ability, expertise, judgment, discretion and good faith of its senior Management. While employment agreements or management agreements are customarily used as a primary method of retaining the services of key employees, these agreements cannot assure the continued services of such employees. Any loss of the services of such individuals could have a material adverse effect on the Company’s business, operating results, financial condition or prospects.

Our business is heavily regulated which could have a material adverse effect on our results of operations and financial condition.

The business and activities of the Company are heavily regulated in all jurisdictions where it carries on business. The Company’s operations are subject to various laws, regulations and guidelines by governmental authorities, relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of medical marijuana and cannabis oil, and also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over the activities of the Company, including the power to limit or restrict business activities as well as impose additional disclosure requirements on the Company’s products and services. Achievement of the Company’s business objectives is contingent, in part, upon compliance with regulatory requirements enacted by governmental authorities and obtaining all regulatory approvals, where necessary, for the sale of its products. Similarly, the Company cannot predict the time required to secure all appropriate regulatory approvals for its products, or the extent of testing and documentation that may be required by governmental authorities. Any delays in obtaining, or failure to obtain regulatory approvals would significantly delay the development of markets and products and could have a material adverse effect on the business, results of operations and financial condition of the Company.

The Company will incur ongoing costs and obligations related to regulatory compliance. Failure to comply with regulations may lead to possible sanctions including the revocation or imposition of additional conditions on licenses to operate the Company’s business, the suspension or expulsion from a particular market or jurisdiction or of its key personnel, and the imposition of fines and censures. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to the Company’s operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and financial condition of the Company.

Our business is subject to general regulatory risks, which could negatively impact our operations.

The Company’s business is subject to a variety of laws, regulations and guidelines relating to the manufacture, management, transportation, storage and disposal of marijuana, including laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Achievement of the Company’s business objectives are contingent, in part, upon compliance with applicable regulatory requirements and obtaining all requisite regulatory approvals. Changes to such laws, regulations and guidelines due to matters beyond the control of the Company may cause adverse effects to the Company.

The Company is required to obtain or renew further government permits and licenses for its current and contemplated operations. Obtaining, amending or renewing the necessary governmental permits and licenses can be a time-consuming process potentially involving numerous regulatory agencies, involving public hearings and costly undertakings on the Company’s part. The duration and success of the Company’s efforts to obtain, amend and renew permits and licenses are contingent upon many variables not within its control, including the interpretation of applicable requirements implemented by the relevant permitting or licensing authority. The Company may not be able to obtain, amend or renew permits or licenses that are necessary to its operations. Any unexpected delays or costs associated with the permitting and licensing process could impede the ongoing or proposed operations of the Company. To the extent permits or licenses are not obtained, amended or renewed, or are subsequently suspended or revoked, the Company may be curtailed or prohibited from proceeding with its ongoing operations or planned development and commercialization activities. Such curtailment or prohibition may result in a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

While the Company’s compliance controls have been developed to mitigate the risk of any material violations of any license it holds arising, there is no assurance that the Company’s licenses will be renewed by each applicable regulatory authority in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process for any of the licenses held by the Company could impede the ongoing or planned operations of the Company and have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

The Company may become involved in a number of government or agency proceedings, investigations and audits. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm the Company’s reputation, require the Company to take, or refrain from taking, actions that could harm its operations or require the Company to pay substantial amounts of money, harming its financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of Management’s attention and resources or have a material adverse impact on the Company’s business, financial condition, results of operations or prospects.

Changes in laws, regulations and guidelines could have a material adverse effect on the business, results of operations and financial condition of the Company.

The Company’s operations are subject to various laws, regulations, guidelines and licensing requirements relating to the production, manufacture, sale, distribution, management, transportation, storage and disposal of medical marijuana, as well as being subject to laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. While to the knowledge of Management the Company is currently in compliance with all such laws, any changes to such laws, regulations, guidelines and policies due to matters beyond the control of the Company could have a material adverse effect on the business, results of operations and financial condition of the Company.

Volatility of industry conditions could have a material adverse effect on our operations.

Industry conditions are influenced by numerous factors over which the Company has no control, including the level of medical marijuana prices, expectations about future medical marijuana prices and production, the cost of producing and delivering medical marijuana; any rates of declining current production, political, regulatory and economic conditions; alternative fuel requirements; and the ability of medical marijuana companies to raise equity capital or debt financing.

The level of activity in the medical marijuana industry is volatile. No assurance can be given that expected trends in medical marijuana production and sales activities will continue or that demand for medical marijuana will reflect the level of activity in the industry. Any prolonged substantial reduction in medical marijuana prices would likely affect medical marijuana production levels and therefore affect the demand for medical marijuana. A material decline in medical marijuana prices or industry activity could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Our industry is subject to intense competition.

There is potential that the Company will face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and experience than the Company. Increased competition by larger and better-financed competitors could materially and adversely affect the business, financial condition, results of operations or prospects of the Company.

Because of the early stage of the industry in which the Company operates, the Company expects to face additional competition from new entrants. To become and remain competitive, the Company will require research and development, marketing, sales and support. The Company may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis which could materially and adversely affect the business, financial condition, results of operations or prospects of the Company.

The introduction of a recreational model for cannabis production and distribution may impact the medical marijuana market. The impact of this potential development may be negative for the Company, and could result in increased levels of competition in its existing medical market and/or the entry of new competitors in the overall cannabis market in which the Company operates.

If the number of users of medical marijuana increases, the demand for products will increase and the Company expects that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, the Company will require a continued high level of investment in research and development, marketing, sales and client support. The Company may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis which could materially and adversely affect the business, financial condition and results of operations of the Company.

As well, the legal landscape for medical and recreational marijuana is changing internationally. More countries have passed laws that allow for the production and distribution of medical marijuana in some form or another. The Company has some international partnerships in place, which may be effected if more countries legalize medical marijuana. Increased international competition might lower the demand for the Company’s products on a global scale.

New well-capitalized entrants into our industry may develop large-scale operations which will make it difficult for our business to compete and remain profitable.

Currently, the marijuana industry generally is comprised of individuals and small to medium-sized entities, however, the risk remains that large conglomerates and companies who also recognize the potential for financial success through investment in this industry could strategically purchase or assume control of larger dispensaries and cultivation facilities. In doing so, these larger competitors could establish price setting and cost controls which would effectively “price out” many of the individuals and small to medium-sized entities who currently make up the bulk of the participants in the varied businesses operating within and in support of the medical marijuana industry. While the trend in most state laws and regulations seemingly deters this type of takeover, this industry remains quite nascent, so what the landscape will be in the future remains largely unknown, which in itself is a risk.

The Company’s proposed business plan is subject to all business risks associated with new business enterprises, including the absence of any significant operating history upon which to evaluate an investment. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new strategy and the competitive environment in which the Company will operate. It is possible that the Company will incur losses in the future. There is no guarantee that the Company will be profitable.

Our future acquisitions could lead to additional risks and uncertainties..

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) potential disruption of the Company’s ongoing business; (ii) distraction of Management; (iii) the Company may become more financially leveraged; (iv) the anticipated benefits and cost savings of those transactions may not be realized fully or at all or may take longer to realize than expected; (v) increasing the scope and complexity of the Company’s operations; and (vi) loss or reduction of control over certain of the Company’s assets.

The presence of one or more material liabilities of an acquired company that are unknown to the Company at the time of acquisition could have a material adverse effect on the business, results of operations, prospects and financial condition of the Company. A strategic transaction may result in a significant change in the nature of the Company’s business, operations and strategy. In addition, the Company may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into the Company’s operations.

Acquisitions and strategic collaborations may never materialize or may fail.

We intend to explore a variety of acquisitions and strategic collaborations with existing marijuana growers, dispensaries and related businesses in various states. We are likely to face significant competition in seeking appropriate acquisitions or strategic collaborators, and these acquisitions and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate acquisitions and strategic collaborations on acceptable terms, or at all, and we are unable to predict when, if ever, we will enter into any such acquisitions or strategic collaborations due to the numerous risks and uncertainties associated with them.

Our acquisition of Oasis Cannabis is subject to regulatory approval in Nevada.

The Oasis Acquisition must be approved by Nevada regulatory authorities. Although the Company has no reason to believe it will not receive the requisite approval, since there is no pre-approval process, there is a possibility that such approval may not be received. As such, the funds paid in satisfaction of the Closing Consideration may have been partially or wholly disbursed by Alternative Solutions by the time the Company makes a claim for their return. Any combination of the failure to complete the Oasis Acquisition or have the Closing Consideration partially or wholly refunded could have a material adverse effect on the Company.

Potential reputational risks to third parties could result in difficulties in maintaining our operations.

The parties with which the Company does business may perceive that they are exposed to reputational risk as a result of the Company’s medical marijuana business activities. While the Company has other banking relationships and believes that the services can be procured from other institutions, the Company may in the future have difficulty establishing or maintaining bank accounts or other business relationships. Failure to establish or maintain business relationships could have a material adverse effect on the Company.

Changes in public opinion and perception could negatively affect our business operations.

Government policy changes or public opinion may also result in a significant influence over the regulation of the cannabis industry in the United States or elsewhere. Public opinion and support for medical and adult-use marijuana has traditionally been inconsistent and varies from jurisdiction to jurisdiction. While public opinion and support appears to be rising for legalizing medical and adult-use marijuana, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical marijuana as opposed to legalization in general). A negative shift in the public’s perception of cannabis in the United States or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state jurisdictions to abandon initiatives or proposals to legalize medical and/or adult-use cannabis, thereby limiting the number of new state jurisdictions into which the Company could expand. Any inability to fully implement the Company’s expansion strategy may have a material adverse effect on its business, results of operations or prospects.

We may be subject to unfavorable publicity or consumer perception which could negatively affect our results of operations.

The Company believes the medical marijuana industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the marijuana produced. Consumer perception can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of marijuana products. There can be no assurance that future scientific research or findings, regulatory investigations, litigation, media attention or other publicity will be favorable to the marijuana market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory investigations, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or other publicity could have a material adverse effect on the demand for medical marijuana and on the business, results of operations, financial condition, cash flows or prospects of the Company. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of marijuana in general, or associating the consumption of medical marijuana with illness or other negative effects or events, could have such a material adverse effect. There is no assurance that such adverse publicity reports or other media attention will not arise.

Research and development costs may negatively impact our results of operations.

Before the Company can obtain regulatory approval for the commercial sale of any of its products, it will be required to complete extensive trial testing to demonstrate safety and efficacy. Depending on the exact nature of trial testing, such trials can be expensive and are difficult to design and implement. The testing process is also time consuming and can often be subject to unexpected delays.

The timing and completion of trial testing may be subject to significant delays relating to various causes, including: inability to manufacture or obtain sufficient quantities of units and or test subjects for use in trial testing; delays arising from collaborative partnerships; delays in obtaining regulatory approvals to commence a study, or government intervention to suspend or terminate a study; delays, suspensions or termination of trial testing due to the applicable institutional review board or independent ethics board responsible for overseeing the study to protect research subjects; delays in identifying and reaching agreement on acceptable terms with prospective trial testing sites and subjects; variability in the number and types of subjects available for each study and resulting difficulties in identifying and enrolling subjects who meet trial eligibility criteria; scheduling conflicts; difficulty in maintaining contact with subjects after testing, resulting in incomplete data; unforeseen safety issues or side effects; lack of efficacy during trial testing; reliance on research organizations to conduct trial testing, which may not conduct such trials with good laboratory practices; or other regulatory delays.

We may experience difficulty in developing products.

If the Company cannot successfully develop, manufacture and distribute its products, or if the Company experiences difficulties in the development process, such as capacity constraints, quality control problems or other disruptions, the Company may not be able to develop market-ready commercial products at acceptable costs, which would adversely affect the Company’s ability to effectively enter the market. A failure by the Company to achieve a low-cost structure through economies of scale or improvements in cultivation and manufacturing processes would have a material adverse effect on the Company’s commercialization plans and the Company’s business, prospects, results of operations and financial condition.

We are dependent on the success of our new and existing products and services.

The Company has committed, and expects to continue to commit, significant resources and capital to develop and market existing product and service enhancements and new products and services. These products and services are relatively untested, and the Company guarantee that it will achieve market acceptance for these products and services, or other new products and services that we may offer in the future. Moreover, these and other new products and services may be subject to significant competition with offerings by new and existing competitors in the business of manufacturing and distributing vaporizers and accessories. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products, services or enhancements or to hire qualified employees could seriously harm our business, financial condition and results of operations.

We are dependent on the continued market acceptance by consumers of our products.

The Company is substantially dependent on continued market acceptance of its products by consumers. Although the Company believe that the use of products similar to the products designed and manufactured by the Company is gaining international acceptance, the Company cannot predict the future growth rate and size of this market.

We may incur significant expenses in promoting and maintaining brands, which could negatively impact our profitability.

The Company believes that establishing and maintaining the brand identities of products is a critical aspect of attracting and expanding a large customer base. Promotion and enhancement of brands will depend largely on success in continuing to provide high quality products. If customers and end users do not perceive the Company’s products to be of high quality, or if the Company introduces new products or enters into new business ventures that are not favorably received by customers and end users, the Company will risk diluting brand identities and decreasing their attractiveness to existing and potential customers. Moreover, in order to attract and retain customers and to promote and maintain brand equity in response to competitive pressures, the Company may have to increase substantially financial commitment to creating and maintaining a distinct brand loyalty among customers. If the Company incurs significant expenses in an attempt to promote and maintain brands, the business, results of operations and financial condition could be adversely affected.

The results of future clinical research may negatively impact our business.

Research in Canada, the U.S. and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as CBD and THC) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although the Company believes that the articles, reports and studies support its beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Given these risks, uncertainties and assumptions, prospective purchasers of the common stock should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated in this Prospectus or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis, which could have a material adverse effect on the demand for the Company’s products with the potential to lead to a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

We are reliant on key inputs and changes in their costs could negatively impact our profitability.

The manufacturing business is dependent on a number of key inputs and their related costs including raw materials and supplies related to product development and manufacturing operations. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact the business, financial condition, results of operations or prospects of the Company. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, the Company might be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to the Company in the future. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on the business, financial condition, results of operations or prospects of the Company.

We are subject to environmental regulations.

The Company's operations are subject to environmental regulation in the various jurisdictions in which it operates. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company’s operations.

Government environmental approvals and permits are currently, and may in the future be required in connection with CLSH’s operations. To the extent such approvals are required and not obtained, the Company may be curtailed or prohibited from its proposed business activities or from proceeding with the development of its operations as currently proposed.

Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. The Company may be required to compensate those suffering loss or damage due to its operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Our business is subject to certain environmental risks.

The Company’s operations are subject to environmental regulation in the various jurisdictions in which it operates. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors (or the equivalent thereof) and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company’s operations.

Government approvals and permits are currently, and may in the future, be required in connection with the Company’s operations. To the extent such approvals are required and not obtained, the Company may be curtailed or prohibited from its proposed production of medical marijuana or from proceeding with the development of its operations as currently proposed.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. The Company may be required to compensate those suffering loss or damage by reason of its operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing the production of medical marijuana, or more stringent implementation thereof, could have a material adverse impact on the Company and cause increases in expenses, capital expenditures or production costs or reduction in levels of production or require abandonment or delays in development.

Our business is subject to certain agricultural risks.

The Company’s future business involves the growing of cannabis, an agricultural product. Such business will be subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. Although the Company expects that any such growing will be completed indoors under climate controlled conditions, there can be no assurance that natural elements will not have a material adverse effect on any such future production.

Our business is vulnerable to rising energy costs.

Adult-use and medical marijuana growing operations consume considerable energy, making the Company potentially vulnerable to rising energy costs. Rising or volatile energy costs may adversely impact the business, results of operations, financial condition or prospects of the Company.

We are dependent on suppliers and skilled labor.

The ability of the Company to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that the Company will be successful in maintaining its required supply of skilled labor, equipment, parts and components. It is also possible that the final costs of the major equipment contemplated by the Company’s capital expenditure plans may be significantly greater than anticipated by the Company’s Management, and may be greater than funds available to the Company, in which circumstance the Company may curtail, or extend the timeframes for completing, its capital expenditure plans. This could have an adverse effect on the business, financial condition, results of operations or prospects of the Company.

The market for our products is difficult to forecast and our forecasts may not be accurate which could negatively impact our results of operations.

The Company must rely largely on its own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the industry. A failure in the demand for its products to materialize as a result of competition, technological change or other factors could have a material adverse effect on the business, results of operations, financial condition or prospects of the Company.

We are subject to certain risks regarding the management of our growth.

The Company may be subject to growth-related risks including capacity constraints and pressure on its internal systems and controls. The ability of the Company to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The inability of the Company to deal with this growth may have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

We may experience difficulties in maintaining adequate internal controls.

Effective internal controls are necessary for the Company to provide reliable financial reports and to help prevent fraud. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s results of operations or cause it to fail to meet its reporting obligations. If the Company or its auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in the Company’s Consolidated Financial Statements and materially adversely affect the trading price of the common stock.

Certain of our officers and directors may have conflicts of interest.

Certain of the directors and officers of the Company are, or may become directors and officers of other companies, and conflicts of interest may arise between their duties as officers and directors of the Company and as officers and directors of such other companies.

We may become subject to costly litigation regarding our operations.

The Company may become party to litigation from time to time in the ordinary course of business which could adversely affect its business. Should any litigation in which the Company becomes involved be determined against the Company, such a decision could adversely affect the Company’s ability to continue operating and the market price for the common stock. Even if the Company is involved in litigation and wins, litigation can redirect significant company resources.

We are subject to product liability regarding our products, which could result in costly litigation and settlements.

As a distributor of products designed to be ingested by humans, the Company faces an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss or injury. In addition, the sale of the Company's products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of the Company's products alone or in combination with other medications or substances could occur. The Company may be subject to various product liability claims, including, among others, that the Company's products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances.

A product liability claim or regulatory action against the Company could result in increased costs, could adversely affect the Company's reputation with its clients and consumers generally, and could have a material adverse effect on our results of operations and financial condition of the Company. Although the Company has secured product liability insurance, and strictly enforces a quality standard within the operations, there can be no assurances that the Company will be able to maintain its product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This scenario could prevent or inhibit the commercialization of the Company's potential products. To date, there have been no product related issues.

Our products may become subject to product recalls, which could negatively impact our results of operations.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the Company's products are recalled due to an alleged product defect or for any other reason, the Company could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. The Company may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant Management attention. Although the Company has detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of the Company's significant brands were subject to recall, the image of that brand and the Company as its owner could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for the Corporation's products and could have a material adverse effect on the results of operations and financial condition of the Company. Additionally, product recalls may lead to increased scrutiny of the Company's operations by the U.S. FDA, Health Canada or other regulatory agencies, requiring further Management attention and potential legal fees and other expenses.

We are subject to certain intellectual property risks.

The Company's viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors’ products. The Company has certain proprietary intellectual property, including but not limited to brands, trademarks, trade names, patents and proprietary processes. The Company will rely on this intellectual property, know-how and other proprietary information, and may require employees, consultants and suppliers to sign confidentiality agreements. However, any confidentiality agreement may be breached, and the Company may not have adequate remedies for such breaches. Third parties may independently develop substantially equivalent proprietary information without infringing upon any proprietary technology. Third parties may otherwise gain access to the Company’s proprietary information and adopt it in a competitive manner. Any loss of intellectual property protection may have a material adverse effect on the Company’s business, results of operations or prospects.

As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the Controlled Substances Act, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to the Company. As a result, the Company’s intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, the Company can provide no assurance that it will ever obtain any protection of its intellectual property, whether on a federal, state, provincial and/ or local level.

The Company may also find it necessary to bring infringement or other actions against third parties to seek to protect its intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute and there can be no assurance that the Company will have the financial or other resources to enforce the Company's rights or prevent other parties from developing similar technology or designing around our intellectual property. Although we believe that the Company's technology does not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on the Company's business.

The Company is not aware of any infringement by us of any person’s or entity’s intellectual property rights. In the event that products the Company sells are deemed to infringe upon the patents or proprietary rights of others, the Company could be required to modify its products or obtain a license for the manufacture and/or sale of such products or cease selling such products. In such event, there can be no assurance that the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon the Company's business.

There can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If the Company's products or proposed products are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, the Company could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on the Company's business and financial condition.

Fraudulent or illegal activity by employees, contractors and consultants could negatively impact our operations.

The Company is exposed to the risk that its employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to the Company that violates: (i) government regulations; (ii) manufacturing standards; (iii) federal and provincial healthcare fraud and abuse laws and regulations; or (iv) laws that require the true, complete and accurate reporting of financial information or data. It may not always be possible for the Company to identify and deter misconduct by its employees and other third parties, and the precautions taken by the Company to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the Company from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against Company, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on the Company’s business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of the Company’s operations, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

We are subject to certain risks regarding our information technology systems and cyber-attacks.

The Company’s operations depend, in part, on how well it and its suppliers protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. The Company’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations.

The Company has not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that the Company will not incur such losses in the future. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

If we experience security breaches, it could negatively impact our operations and result in litigation or civil penalties and fees.

Given the nature of the Company’s product and its lack of legal availability outside of channels approved by the Government of the United States, as well as the concentration of inventory in its facilities, despite meeting or exceeding all legislative security requirements, there remains a risk of shrinkage as well as theft. A security breach at one of the Company’s facilities could expose the Company to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential patients from choosing the Company’s products.

In addition, the Company collects and stores personal information about its patients and is responsible for protecting that information from privacy breaches. A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on the Company’s business, financial condition and results of operations.

We are subject to market price volatility risks.

The market price of the common stock may be subject to wide fluctuations in response to many factors, including variations in the operating results of the Company, divergence in financial results from analysts’ expectations, changes in earnings estimates by stock market analysts, changes in the business prospects for the Company, general economic conditions, legislative changes, and other events and factors outside of the Company’s control. In addition, stock markets have from time to time experienced extreme price and volume fluctuations, which, as well as general economic and political conditions, could adversely affect the market price for the common stock.

The lack of reliable data on the medical marijuana industry may negatively impact our results of operations.

As a result of recent and ongoing regulatory and policy changes in the medical marijuana industry, the market data available is limited and unreliable. Federal, and state laws prevent widespread participation and hinder market research. Therefore, market research and projections by the Company of estimated total retail sales, demographics, demand, and similar consumer research, are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of the Company’s Management team as of the date of this document.

Our business could be negatively affected by a downturn in the general economy.

The Company’s operations could be affected by the economic context should the unemployment level, interest rates or inflation reach levels that influence consumer trends, and consequently, impact the Company’s sales and profitability. As well, general demand for banking services and alternative banking or financial services cannot be predicted and future prospects of such areas might be different from those predicted by the Company’s Management.

We are subject to risks regarding the current global financial conditions.

Following the onset of the credit crisis in 2008, global financial conditions were characterized by extreme volatility and several major financial institutions either went into bankruptcy or were rescued by governmental authorities. While global financial conditions subsequently stabilized, there remains considerable risk in the system given the extraordinary measures adopted by government authorities to achieve that stability. Global financial conditions could suddenly and rapidly destabilize in response to future economic shocks, as government authorities may have limited resources to respond to future crises.

Future economic shocks may be precipitated by a number of causes, including a rise in the price of oil, geopolitical instability and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact the Company’s ability to obtain equity or debt financing in the future on terms favourable to the Company. Additionally, any such occurrence could cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. Further, in such an event, the Company’s operations and financial condition could be adversely impacted.

Furthermore, general market, political and economic conditions, including, for example, inflation, interest and currency exchange rates, structural changes in the cannabis industry, supply and demand for commodities, political developments, legislative or regulatory changes, social or labor unrest and stock market trends will affect the Company’s operating environment and its operating costs, profit margins and share price. Any negative events in the global economy could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

We are reliant on third-party suppliers.

The Company is reliant on third-party suppliers to develop and manufacture its products. Due to the uncertain regulatory landscape for regulating cannabis in the United States, the Company’s third party suppliers, manufacturers and contractors may elect, at any time, to decline or withdraw services necessary for the Company’s operations. Loss of these suppliers, manufacturers and contractors may have a material adverse effect on the Company’s business and operational results.

We are subject to certain operating risks for which our insurance coverage may not be adequate.

The Company’s operations are subject to hazards inherent in the medical marijuana industry, such as equipment defects, malfunction and failures, natural disasters which result in fires, accidents and explosions that can cause personal injury, loss of life, suspension of operations, damage to facilities, business interruption and damage to or destruction of property, equipment and the environment, labor disputes, and changes in the regulatory environment. These risks could expose the Company to substantial liability for personal injury, wrongful death, property damage, pollution, and other environmental damages. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators.

The Company continuously monitors its operations for quality control and safety. However, there are no assurances that the Company’s safety procedures will always prevent such damages. Although the Company maintains insurance coverage that it believes to be adequate and customary in the industry, there can be no assurance that such insurance will be adequate to cover its liabilities. In addition, there can be no assurance that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable and commercially justifiable. The occurrence of a significant uninsured claim, a claim in excess of the insurance coverage limits maintained by the Company, or a claim at a time when it is not able to obtain liability insurance, could have a material adverse effect on the Company, the Company’s ability to conduct normal business operations and on the Company’s business, financial condition, results of operations and cash flows in the future.

We may have uninsured or uninsurable risk.

The Company may be subject to liability for risks against which it cannot insure or against which the Company may elect not to insure due to the high cost of insurance premiums or other factors. The payment of any such liabilities would reduce the funds available for the Company’s normal business activities. Payment of liabilities for which the Company does not carry insurance may have a material adverse effect on the Company’s financial position and operations.

We may issue debt.

From time to time, the Company may enter into transactions to acquire assets or the shares of other organizations. These transactions may be financed in whole or in part with debt, which may increase the Company’s debt levels above industry standards for companies of similar size. Depending on future exploration and development plans, the Company may require additional equity and/or debt financing that may not be available or, if available, may not be available on favourable terms to the Company. Neither the Company’s articles nor its by-laws limit the amount of indebtedness that the Company may incur. As a result, the level of the Company’s indebtedness from time to time, could impair its ability to obtain additional financing on a timely basis to take advantage of business opportunities that may arise.

Certain remedies shareholders may seek against our officers and directors may be limited and such officers and directors may be entitled to indemnification by the Company.

The Company’s governing documents provide that the liability of its Board and officers is eliminated to the fullest extent allowed under the laws of the State of Nevada. Thus, the Company and the shareholders of the Company may be prevented from recovering damages for alleged errors or omissions made by the members of the Board and its officers. The Company’s governing documents also provide that the Company will, to the fullest extent permitted by law, indemnify members of the Board and its officers for certain liabilities incurred by them by virtue of their acts on behalf of the Company.

We are dependent on attracting new customers.

The Company’s success depends on its ability to attract and retain customers. There are many factors which could impact the Company’s ability to attract and retain clients, including but not limited to the Company’s ability to continually produce desirable and effective products, the successful implementation of the Company’s client-acquisition plan and continued growth in the aggregate number of patients selecting medical marijuana as a treatment option. The Company’s failure to acquire and retain patients as customers would have a material adverse effect on the Company’s business, operating results and financial condition.

We are subject to certain credit risks.

The Company is exposed to credit risk through its cash and cash equivalents. Credit risk arises from deposits with banks and outstanding receivables. The Company does not hold any collateral as security but mitigates this risk by dealing only with what Management believes to be financially sound counterparties and, accordingly, does not anticipate significant loss for non-performance.

Risks Related to Our Common Stock

Our directors and officers control a large portion of the common stock.

The officers and directors of the Company currently own approximately 36.85% of the issued and outstanding common stock. The Company’s shareholders nominate and elect the Board, which generally has the ability to control the acquisition or disposition of the Company’s assets, and the future issuance of its common stock or other securities. Accordingly, for any matters with respect to which a majority vote of the common stock may be required by law, the Company’s directors and officers may have the ability to control such matters. Because the directors and officers control a substantial portion of such common stock, investors may find it difficult or impossible to replace the Company’s directors if they disagree with the way the Company’s business is being operated.

SEC “Penny Stock” Regulations

The Company’s securities may be “penny stocks”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the securities of the Company that are captured by the penny stock rules. Consequently, the penny stock rules may affect the ability of broker-dealers to trade the Company’s securities. Management believes that the penny stock rules could discourage investor interest in and limit the marketability of our common stock.

FINRA Sales Practice Requirements

FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending an investment to a customer. Prior to recommending speculative, low priced securities to non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Pursuant to the interpretation of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend the common stock to customers which may limit an investor’s ability to buy and sell the common stock, have an adverse effect on the market for the common stock, and thereby negatively impact the price of the common stock.

Our common stock may be subject to dilution.

The Company may make future acquisitions or enter into financings or other transactions involving the issuance of securities of the Company which may be dilutive to the other shareholders and any new equity securities issued could have rights, preferences and privileges superior to those of holders of common stock.

Our common stock is subject to liquidity risks.

The Company’s common stock trades on the OTCQB. The OTCQB is an inter-dealer, over-the-counter market that provides significantly less liquidity than other national or regional exchanges. Securities traded on the OTCQB are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCQB. Quotes for stocks listed on the OTCQB are not listed in newspapers. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain and holders of the Company’s securities may be unable to resell their securities at or near their original acquisition price, or at any price.

The Company cannot predict at what prices the common stock of the Company will trade and there can be no assurance that an active trading market will develop or be sustained. The Company has applied to list the common stock on the CSE. The listing of the common stock will be subject to the Company fulfilling all the listing requirements of the CSE, which cannot be guaranteed and final approval of the CSE has not yet been obtained. There is a significant liquidity risk associated with an investment in the Company.

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

Item 2.    Properties.

Our principal offices are located at 11767 South Dixie Highway, Suite 115, Miami, Florida 33156.   We currently maintain an administrative office at 3355 SW 59th Avenue, Miami, Florida 33155. Alternative Solutions and the Oasis LLCs lease space for a dispensary and administrative offices at 1800 Industrial Road, Suite 180, Las Vegas, Nevada 89102, and for a cultivation and processing facility at 203 E. Mayflower Avenue, North Las Vegas, Nevada 89030.

On July 6, 2014, Alternative Solutions entered into a Lease Agreement with 18000 Industrial, LLC (the “1800 Industrial Lease”) for the lease of a 1,000 square foot storefront and 5,900 square foot warehouse for the use of a medical marijuana dispensary and related uses, as approved by the City of Las Vegas and State of Nevada.  Pursuant to the terms of the 1800 Industrial Lease, basic monthly rent payments are currently $8,195.45 per month and will increase to $8,441.30 per month beginning January 1, 2019. The 1800 Industrial Lease has an initial term of five (5) years with one renewal option to renew for a  five year term with rent starting at the then market rate for like spaces, but not less than rent for the fifth year of the original lease term.  On June 13, 2018, Alternative Solutions assigned the 1800 Industrial Lease to the Company.

On December 3, 2016, Serenity Wellness Growers, LLC (“Serenity Wellness”) and SFC Leasing, LP (“SFC”), entered into a Standard Industrial/Commercial Single Tenant Lease with an Option to Purchase Lease Rider (the “SFC Lease”) pursuant to which Serenity Wellness leases approximately 22,000 square feet from SFC used for the cultivation, processing, and other legal uses related to medical marijuana, including general office/administrative, storage, sales and distribution.  The SFC Lease has an initial term of five years and two months with one renewal option for a five year term.  Pursuant to the terms of the SFC Lease, Serenity Wellness paid an initial security deposit in the amount of $50,000. On January 12, 2016, the parties entered into a First Amendment to the SFC Lease to modify the base rent schedule and to require two additional $50,000 security deposits for a total security deposit equal to $150,000.  Any unused portion of the $150,000 security deposit shall be applied to the purchase price in the event that Serenity Wellness exercises the Option to Purchase. Pursuant to the terms of that certain Second Amendment to the SFC Lease between the parties, monthly base rent is currently $21,500 per month and will increase to $25,000 per month for the period from January 1, 2019 through December 31, 2019, and $29,000 per month for the period from January 1, 2020 through February 28, 2021.  As required under the SFC Lease, on June 11, 2018 Serenity Wellness and SFC entered into a Landlord Consent agreeing to the change in control in the ownership of Serenity Wellness following the Oasis Acquisition.

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

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company was initially incorporated on March 31, 2011 as Adelt Design, Inc. Effective August 21, 2013; our common stock became eligible for quotation on the OTC Bulletin Board under the symbol ADSN. On November 12, 2014, CLS Labs acquired 6,250,000 shares, or 55.6%, of the outstanding common stock of the Company from its founder, Larry Adelt. As a condition to CLS Labs’ purchase of these shares, and pursuant to five stock purchase agreements each dated November 12, 2014, five people or entities unaffiliated with the Company purchased an aggregate of 4,984,376  shares of common stock in the Company from twenty-four stockholders other than Mr. Adelt. The total number of shares acquired by these five purchasers represented 44.3% of the Company’s outstanding shares of common stock. On November 20, 2014, we adopted amended and restated articles of incorporation therein changing the Company’s name to CLS Holdings USA, Inc. Effective December 10, 2014 we changed our stock symbol to “CLSH” to reflect the name change of the Company. Our common stock is currently eligible for quotation on the OTC Bulletin Board under the symbol “CLSH”.  As of August 17, 2018, we had 75,295,795 shares of common stock outstanding held by approximately 60 stockholders of record. We have no outstanding shares of preferred stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes as of May 31, 2018, the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders (1)	500,000	--	--
Total	--	--	--

(1)

Pursuant to their respective employment agreements, Jeffrey Binder is entitled to receive annual stock options, exercisable at the fair market value of our common stock on the date of grant, in an amount equal to 2% of our annual EBITDA up to $42.5 million and 4% of our annual EBITDA in excess of $42.5 million. In addition, David Lamadrid is entitled to receive annual stock options, exercisable at the fair market value of our common stock on the date of grant, in an amount equal to 3% of our annual EBITDA. We are currently unable to determine the number of shares that could be granted under these plans. Mr. Lamadrid left the employment of the Company effective July 13, 2018.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The management’s discussion and analysis of financial condition of the Company as at and for the years ended May 31, 2018 and May 31, 2017, should be read in conjunction the Consolidated Financial Statements of the Company included in this Report. The MD&A is presented as of the date of this Report and is current to that date unless otherwise stated. The financial information presented in the MD&A is derived from the Consolidated Financial Statements of the Company. The MD&A contains forward-looking statements that involve risks, uncertainties and assumptions, including statements regarding anticipated developments in future financial periods and our plans and objectives. There can be no assurance that such information will prove to be accurate, and readers are cautioned not to place undue reliance on such forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” in this Reports.

Unless otherwise stated, all dollar amounts in the MD&A are in United States dollars.

History and Outlook

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

On April 29, 2015, the Company, CLS Labs and the Merger Sub consummated the Merger, whereby the Merger Sub merged with and into CLS Labs, with CLS Labs remaining as the surviving entity. As a result of the Merger, we acquired the business of CLS Labs and abandoned our previous business. As such, only the financial statements of CLS Labs are included herein.

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

On April 17, 2015, CLS Labs took its first step toward commercializing its proprietary methods and processes by entering into the Colorado Arrangement through its wholly owned subsidiary, CLS Labs Colorado, with certain Colorado entities, including PRH. During 2017, we suspended our plans to proceed with the Colorado Arrangement due to regulatory delays and have not yet determined when we will pursue it again.

We have been issued a U.S. patent with respect to our proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. These concentrates may be ingested in a number of ways, including through vaporization via electronic cigarettes, and used for a variety of pharmaceutical and other purposes. Internal testing of this extraction method and conversion process has revealed that it produces a cleaner, higher quality product and a significantly higher yield than the cannabinoid extraction processes currently existing in the marketplace. We have not commercialized our proprietary process.  We plan to generate revenues through licensing, fee-for-service and joint venture arrangements related to our proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into saleable concentrates.

We intend to monetize our extraction and conversion method and generate revenues through (i) the licensing of our patented processes to others, (ii) the processing of cannabis for others, and (iii) the purchase of cannabis and the processing and sale of cannabis-related products. We plan to accomplish this through the acquisition of companies, the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can establish a position as one of the premier cannabinoid extraction and processing companies in the industry. Assuming we do so, we then intend to explore the creation of our own brand of concentrates for consumer use, which we would sell wholesale to cannabis dispensaries. We believe that we can create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling. We also plan to offer consulting services through Cannabis Life Sciences Consulting, LLC, which will generate revenue by providing consulting services to cannabis-related businesses, including growers, dispensaries and laboratories, and driving business to our processing facilities.

On December 4, 2017, we entered into a Membership Interest Purchase Agreement (the “Acquisition Agreement”) with Alternative Solutions to acquire the outstanding equity interests in three of its subsidiaries (collectively, the “Oasis LLCs”), Serenity Wellness Center LLC d/b/a/ Oasis Medical Cannabis, Serenity Wellness Growers LLC, and Serenity Wellness Products LLS.  Pursuant to the Acquisition Agreement, as amended, we paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 on February 5, 2018, for an initial 10% of Alternative Solutions and each of the subsidiaries. At the closing of our purchase of the remaining 90% of the ownership interests in Alternative Solutions and the Oasis LLCs, which occurred on June 27, 2018, we paid the following consideration:$6,200,000 in cash, a $4.0 million promissory note due in December 2019, and $6,000,000 in shares of our common stock. The Oasis LLCs collectively own and operate a vertically integrated cannabis business, including one dispensary, in Las Vegas, Nevada. Our ownership of the Oasis LLCs is subject to the approval of state and local regulators. We have already received such approvals for our initial acquisition of the 10% interest in Alternative Solutions and the Oasis LLCs and expect to receive the approvals for the remaining ownership interests in due course. The change of ownership in the Oasis LLCs to us will be recorded upon receipt of such regulatory approvals.

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

We incurred a net loss of $9,577,484 for the year ended May 31, 2018, resulting in an accumulated deficit as of May 31, 2018 of $18,569,094.  These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the years ended May 31, 2018 and May 31, 2017.

Revenues

The Company had no revenues for the years ended May 31, 2018 and 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $102,604, or approximately 14%, to $821,374 during the year ended May 31, 2018, compared to $718,770 for the year ended May 31, 2017.  General and administrative expenses consisted primarily of general office expenses, travel costs, rent expense, and payroll expenses. The increase in selling general and administrative expenses for the year ended May 31, 2018 was primarily due to an increase in non-cash compensation costs, related to restricted stock granted to our former Chief Financial Officer. We expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Startup Costs

Startup costs were $0 for the year ended May 31, 2018, compared to $141,739 for the year ended May 31, 2017.  Startup costs consisted of costs incurred in preparing to commence operation of our processing facility in Colorado. We suspended our planned Colorado operation in 2017 due to regulatory delays.

Professional Fees

Professional fees increased $1,544,220, or approximately 206%, to $2,294,666 during the year ended May 31, 2018, compared to $750,446 for the year ended May 31, 2017.  This increase was due primarily to increases in non-cash offering fees, consulting fees, investor relations fees, and legal fees associated with our capital raises and related SEC filings during the year ended May 31, 2018. .

Interest Expense

Our interest expense was $4,709,940 for the year ended May 31, 2018, an increase of 2,138,769, or 83%, compared to $2,571,171 for the year ended May 31, 2017. For the year ended May 31, 2018, interest expense consisted of  $2,534,103 of amortization of discounts on convertible notes payable to third parties, $1,919,042 of interest on third party debt, $96,720 of interest on related party debt, $33,000 of original issue discount amortization associated with third party debt, and $1,076 of imputed interest associated with $17,930 due to related parties. The increase in interest expense for the year ended May 31, 2018 compared to the prior fiscal year was primarily due to the increase in the derivative financial liability recorded in connection with the convertible notes and warrants that we issued during the year ended May 31, 2018.  These new convertible notes, in the aggregate original principal amount of $1,688,000, together with, in some cases, our issuance of warrants, accounted for $1,188, 996 of this increase in interest expense.  In addition, interest expense increased due to an increase in the amortization of discounts on convertible notes payable that is attributable to the beneficial conversion feature of these notes by $259,585 during the year ended May 31, 2018 compared to the prior fiscal year.  Interest expense also increased by $126,000 due to deferred financing expenses associated with the issuance of convertible debt during the year ended May 31, 2018.

Gain on Settlement of Debt

During the year ended May 31, 2018, we recognized a gain on the settlement of accounts payable in the amount of $3,480 because we repaid an account using our common stock.  There was no comparable transaction during the prior year.

Loss on Modification of Debt

Related Party Debt. During the year ended May 31, 2017, we recognized a loss on the modification of related party debt in the amount of $951,239.  There was no such gain or loss during the year ended May 31, 2018. Effective May 31, 2017, pursuant to the Omnibus Loan Agreement, the holders of an aggregate of $2,537,750 of principal and $166,490 of accrued interest converted these amounts at the rate of $0.25 per share into an aggregate of 7,609,910 shares of our common stock.  Loss on modification of debt was calculated as the difference between the market price of our common stock at the conversion date of $0.125 and the conversion price of $0.25, or $951,239.

Third Party Debt. During the year ended May 31, 2018, we recognized a loss on modification of debt in the amount of $29,145 related to the amendment of the 8% Note. This represented a decrease in the amount of $14,189 compared to the loss on modification of debt in the amount of $43,334 reported during the year ended May 31, 2017.  During the year ended May 31, 2017, we modified both the 10% Notes and the 8% Note, which included increasing the principal balances of all such notes by 10%. These amendments resulted in a loss on the modifications of such notes in the aggregate amount of $43,334 during the year ended May 31, 2017..

Loss on Note Exchange

During the year ended May 31, 2018, we recognized a loss on the exchange of debt in the amount of $404,532.  This loss related to the exchange of the April 2015 Note for our common stock. There was no comparable transaction during the prior year.

Loss on Extinguishment of Debt

During the year ended May 31, 2018, we recognized a loss on the extinguishment of debt in the amount of $989,032.  This loss is related to the exchange of the 8% Note for our common stock.  There was no comparable transaction during the prior year.

Prepayment Penalty

During the year ended May 31, 2018, we incurred a prepayment penalty in the amount of $137,000 related to the redemption of the FireFire note payable. There was no comparable transaction during the prior year.

Change in Fair Value of Derivative Liability

During the years ended May 31, 2018 and 2017, we had outstanding convertible promissory notes that contained conversion price reset features, which require us to value and record a derivative liability related to this provision on a quarterly basis.  We revalued the derivative liability at May 31, 2018 at $1,265,751, which resulted in a loss of $195,725. We also revalued the derivative liability at May 31, 2017, at $95,276, which resulted in a gain of $310,975. In both cases, we included the applicable loss or gain in the results of operations for the applicable year.  Management utilizes a lattice model to estimate the fair value of derivative liabilities.

Net Loss

For the reasons stated above, our net loss for the year ended May 31, 2018 was $9,577,484 compared to $4,865,724 for the year ended May 31, 2017, an increase of 4,711,760, or 97%. The net loss per diluted share for the year ended May 31, 2018 was $0.24, compared to a net loss per diluted share of $0.23 for the year ended May 31, 2017. These amounts were computed based on the weighted average of 39,224,613 and 20,778,765 shares outstanding during the fiscal years ended May 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

The following table summarizes our current total assets, liabilities and working capital at May 31, 2018 and 2017:

	May 31,	May 31,
	2018	2017
Current Assets	$54,374	$79,720
Current Liabilities	$2,689,148	$1,826,478
Working Capital (Deficit)	$(2,634,774)	$(1,746,758)

At May 31, 2018 and May 31, 2017, we had a working capital deficit of $2,634,774 and $1,746,758, respectively. This working capital deficit occurred primarily because we had not yet commenced earning revenues as of May 31, 2018.  On June 27, 2018, when we closed on the acquisition of the Oasis Cannabis companies, we also commenced earning revenues, Because such revenues do not currently exceed the expenses of the Oasis Cannabis, we are likely to maintain a working capital deficit for the foreseeable future. During the year ended May 31, 2018, we obtained loans from our officers and directors and issued convertible loans to cover operating expenses. We also issued convertible debt and sold equity to raise the funds required to acquire Oasis Cannabis. We are presently seeking to expand the Oasis Cannabis and related City Trees businesses and Nevada and are considering other potential acquisitions. This working capital deficit will likely continue to increase until we complete at least the first phase of our expansion plan at Oasis Cannabis. We have operated at a loss since inception.

Cash flows used in operations were $1,425,298 during the year ended May 31, 2018, an increase of $242,993 or 21%, compared to $1,182,305 during the year ended May 31, 2017.  Although our net loss for the year ended May 31, 2018 increased by $4,711,760, or 97%, from the year ended May 31, 2017, most of this increase was due to non-cash expenses, such as the amortization of debt discount of $2,534,103, loss on extinguishment of debt of $989,032, and share based compensation of $794,607.  Cash used in operations increased by only $242,993, or approximately 21% for the year.

Cash used in investing activities were $2,050,000 for the year ended May 31, 2018, an increase of $2,014,987, or 5,755%, compared to $35,013 during the year ended May 31, 2017.  During the year ended May 31, 2018, we made cash payments in the amount of $2,050,000 for our investment in Alternative Solutions.

Cash flows provided by financing activities were $3,449,952 during the year ended May 31, 2018, an increase of $2,242,568 or 186% compared to $1,207,384 provided during the year ended May 31, 2016. During the year ended May 31, 2018, we borrowed approximately $1,655,000 by issuing convertible notes payable to FirstFire, Darling Capital, Efrat Investments, and YA II PN, and an additional $761,829 by issuing convertible notes payable to related parties.  We also raised $410,000 from the issuance of notes payable, and $1,460,917 from the sale of equity in the WestPark Offering. In addition, we made principal payments in the amount of $500,000, $237,794, and $100,000 under convertible notes payable, convertible notes payable to related parties, and notes payable, respectively.  During the year ended May 31, 2017, we borrowed approximately $1,597,550 from our officers and directors, and made principal payments in the amounts of $329,166 and $61,000 on convertible notes payable and convertible notes payable to related parties, respectively.

Third Party Debt

The table below summarizes the status of our third party debt and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our common stock:

Name of Note	Original Principal Amount	Outstanding or Repaid	Payment Details

April 2015 Note	$200,000	Repaid	Repaid in part and exchanged in part

Old Main 8% Note	$200,000	Repaid	Exchanged for 4,500,000 shares

FirstFire Note	$363,000	Repaid	Repaid

Darling Capital Note	$550,000	Repaid	Converted into 1,808,000 shares

Efrat Investments Note	$55,000	Repaid	Converted into 183,040 shares

YA II PN Note	$1,250,000	Outstanding	Repayment commences December 2018

Oasis Note	$4,000,000	Outstanding	Due December 2019

April 2015 Note

On April 29, 2015, we issued a convertible promissory note (the "April 2015 Note") to an unaffiliated individual in the amount of $200,000.  Interest accrued on the April 2015 Note at a rate of 15% per annum. On the first anniversary of the April 2015 Note, all then-accrued interest was due thereunder. Thereafter, principal together with accrued interest was due in eight (8) equal quarterly payments, in arrears, commencing on July 1, 2016.  All outstanding principal and any accumulated unpaid interest thereon was due and payable on the third anniversary of note. At the holder's election, at any time prior to payment or prepayment of the April 2015 Note in full, all principal and accrued interest under the April 2015 Note could be converted in whole, but not in part, into our securities. For each dollar converted, the holder would receive two shares of common stock and a three-year warrant to purchase 1.33 shares of common stock at $0.75 per share.  During the year ended May 31, 2017, we repaid principal in the amount of $100,000 and interest in the amount of $53,837 on this note.

On September 20, 2017, we entered into an exchange agreement, whereby we agreed to exchange the April 2015 Note for 1,500,000 shares of our common stock. The holder of the April 2015 Note had previously sold it for $105,219, which represented the balance due by us, to StarForce Media, Inc., an entity that is not affiliated with us.  We recognized a loss on this exchange in the amount of $404,082, which was charged to operations during the twelve months ended May 31, 2018.  We also expensed the remaining discount in the amount of $18,155 to interest expense during the twelve months ended May 31, 2018.

Old Main 8% Note and Equity Line

On March 18, 2016, we issued Old Main an 8% Convertible Promissory Note (the “8% Note”) in the principal amount of $200,000 for Old Main’s commitment to enter into an equity line transaction with us and prepare all of the related transaction documents. The 8% Note bore interest at the rate of 8% per annum. On October 6, 2016, we amended the 8% Note, among other documents (the “First Amendment”) to defer the commencement of amortization payments on the 8% Note so that they commenced at the earlier of February 3, 2017 or on the date the registration statement with respect to the underlying shares had been declared effective by the SEC.  On such date, we were required to begin to redeem 1/6th of the face amount of the 8% Note and any accrued but unpaid interest on a monthly basis. Such amortization payment could be made, at our option, in cash or, subject to certain conditions, in our common stock pursuant to a conversion rate equal to the lower of (a) $1.07 (the “8% Note Fixed Conversion Price”) or (b) 75% of the lowest VWAP in the twenty (20) consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.

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

On October 6, 2016, we entered into an amendment to the equity line Agreement to amend the new commitment period, which is 24 months from the date of this amendment.  Second, the equity line agreement was amended to prohibit us from delivering a subsequent put notice from the beginning of any “Valuation Period” until the fourth trading day immediately following the closing associated with the prior put notice.  Third, the beneficial ownership limitation was amended to increase the beneficial ownership limitation to 9.99% and to remove the ability of Old Main to increase or decrease the beneficial ownership limitation. We have not “put” any common stock to Old Main under the equity line Agreement.

FirstFire Note

On November 15, 2017, we entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC (“FirstFire”), whereby FirstFire agreed to purchase a 5% senior convertible promissory note in the aggregate principal amount of $363,000 (the “FirstFire Note”) from us due, subject to the terms therein, seven (7) months from the date of issuance, for a purchase price of $330,000.

The FirstFire Note bore interest at the rate of 5% per annum. Any past due accrued and unpaid interest to be paid under the FirstFire Note was to bear interest at the lesser of 15% per annum or the maximum rate permitted by applicable law. At any time prior to the 180th day following the date of issuance, we could prepay all or any portion of the principal amount of the FirstFire Note and any accrued and unpaid interest by paying the following amounts:  (i) within the initial 90 days after the date of issuance: 115% multiplied by the principal amount then due plus accrued interest; and (ii) from the 91st day through the 180th day after the date of issuance: 125% multiplied by the principal amount then due plus accrued interest.

The FirstFire Note was convertible at any time into shares of our common stock, at the option of the holder, at an initial conversion rate equal $0.40 per share of common stock (the “Fixed Conversion Price”).  Any time on or after the 180th day after the issuance of the FirstFire Note, the conversion price would equal the lower of (a) the Fixed Conversion Price or (b) 75% of the lowest traded price of our common stock in the 20 consecutive trading days immediately prior to the day that we receive the applicable conversion notice.

On the closing date, we also issued FirstFire a three-year common stock purchase warrant to purchase 350,000 shares of our common stock at an initial exercise price of $0.75 per share and agreed to issue FirstFire promptly following the closing date 250,000 shares of our restricted common stock as a commitment fee to enter into the purchase agreement and prepare all of the related transaction documents.

During the three months ended February 28, 2018, an event occurred that triggered the reduction of the FirstFire Fixed Conversion Price from $0.40 per share to $0.3125 per share.

On May 9, 2018, we entered into an amendment to the FirstFire Note, whereby we agreed to make a $50,000 payment on or before May 14, 2018 and a $450,000 payment on or before May 31, 2018 to repay the FirstFire Note in full.  We also agreed to issue an additional warrant to purchase 25,000 shares of our common stock.  In exchange, the note holder agreed that it would not convert the FirstFire Note until after May 31, 2018.  During the twelve months ended May 31, 2018, we made payments of $500,000 on this note, which amounts repaid the FirstFire Note in full.

Darling Capital Note

On February 5, 2018, we entered into a securities purchase agreement with Darling Capital LLC, (“Darling”), whereby Darling agreed to purchase a 8% convertible promissory note in the aggregate principal amount of $550,000 (the “Darling Note”) from us due, subject to the terms therein, eighteen (18) months from the date of issuance, for a purchase price of $500,000.

Darling could, at its option, convert all or a portion of the Darling Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.3125 per share. On the closing date, we also issued Darling a three-year common stock purchase warrant to purchase 400,000 shares of our common stock at an initial exercise price of $0.75 per share.

On June 12, 2018, we received a conversion notice from Darling notifying us that it had converted $550,000 in principal and $15,000 of accrued interest into 1,808,000 shares of our common stock.

Efrat Investments Note

On February 16, 2018, we entered into a securities purchase agreement with Efrat Investments LLC, (“Efrat”), whereby Efrat agreed to purchase a 8% convertible promissory note in the aggregate principal amount of $55,000 (the “Efrat Note”) from us due, subject to the terms therein, eighteen (18) months from the date of issuance, for a purchase price of $50,000.

Efrat could, at its option, convert all or a portion of the Efrat Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.3125 per share. On the closing date, we also issued Efrat a three-year common stock purchase warrant to purchase 40,000 shares of our common stock at an initial exercise price of $0.75 per share.

On August 9, 2018, we received a conversion notice from Efrat notifying us that it had converted $55,000 in principal and $2,200 of accrued interest into 183,040 shares of our common stock.

The YA II PN, Ltd. Notes

On May 11, 2018, we entered into a securities purchase agreement with YA II PN, Ltd. (“YA II”), pursuant to which we agreed to sell to YA II, in two closings, (i) convertible debentures in the aggregate principal amount of $1,250,000, plus accrued interest, which may be converted into shares of our common stock, at the discretion of either YA II or us in accordance with the terms of the debentures, and (ii) five-year warrants to purchase an aggregate of 3,125,000 shares of our common stock at $0.60 per share of common stock. At the first closing, which occurred on May 14, 2018, we issued a $750,000 debenture to YA II and warrants to purchase 1,875,000 shares of our common stock. At the second closing, which occurred on July 20, 2018, we issued a $500,000 debenture to YA II and warrants to purchase 1,250,000 additional shares of our common stock.

The debentures bear interest at the rate of 8% per annum. If an event of default occurs and for so long as such event of default remains uncured, the interest rate on the debentures shall immediately become 15% per annum and shall remain at such increased interest rate until the applicable event of default is cured.

Commencing on December 1, 2018 and on the first day of each month thereafter through July 1, 2019 (each an “Installment Date”), we shall pay to YA II one-eighth of the principal amount of the debentures, plus accrued and outstanding interest (the “Installment Amount”), plus 20% of the of the Installment Amount for Installment Amounts due within 180 days following the date of execution of the purchase agreement, and 25% of the Installment Amount for Installment Amounts due thereafter in cash or by converting such Installment Amount into shares of our common stock. if we have met the applicable conditions for such a conversion and as long as the conversion does not exceed certain maximum amounts.

Pursuant to the terms of the debentures, YA II may elect to convert any portion of the principal and accrued interest under the debentures into our common stock at a fixed conversion price of $0.40 per share. The fixed conversion price may change if certain dilutive events or issuances occur. In addition, we may, at our sole discretion, make an Installment Payment using our common stock if certain conditions have been met. In such case, the applicable conversion price would be equal to 75% of the VWAP of our common stock during the fifteen consecutive trading days immediately preceding such conversion.

Oasis Note

On June 27, 2018, the Company closed on the purchase of the remaining 90% of the membership interests of Alternative Solutions and the Oasis LLCs.  The closing occurred pursuant to the Acquisition Agreement dated December 4, 2017, as amended.  On such date, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $6,200,000, a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 22,058,823 shares of its common stock. The Oasis Note bears interest at the rate of 6% per annum.  The Oasis Note may be prepaid at any time without penalty.  The Oasis Note is secured by all of the membership interests in Alternative Solutions and the Oasis LLCs and by the assets of the Oasis LLCs.  The Company also applied for regulatory approval to own the additional 90% in membership interests in the Oasis LLCs, which it expects to receive in due course.  The change of ownership in the Oasis LLCs to the Company will be recorded upon receipt of such regulatory approvals.

Related Party Debt

David Lamadrid Note

On February 26, 2018, we entered into a securities purchase agreement with David Lamadrid, (“Lamadrid”), our former President and Chief Financial Officer, whereby Mr. Lamadrid agreed to purchase a 8% convertible promissory note in the aggregate principal amount of $31,250 (the “Lamadrid Note”) from us due, subject to the terms therein, eighteen (18) months from the date of issuance.

Mr. Lamadrid could, at his option, convert all or a portion of the Lamadrid Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.3125 per share. On the closing date, we also issued Mr. Lamadrid a three-year common stock purchase warrant to purchase 25,000 shares of our common stock at an initial exercise price of $0.75 per share.

On August 21, 2018, we received a conversion notice from Mr. Lamadrid notifying us that he had converted $31,250 in principal and $1,247 of accrued interest into 103,989 shares of our common stock.

Koretsky and Affiliate Notes

Between August 11, 2015 and May 31, 2017, we borrowed an aggregate of $1,657,000 from Frank Koretsky, a director of the Company, and $150,000 from CLS CO 2016, LLC and $465,000 from Newcan Investment Partners, LLC, two entities that are affiliated with Mr. Koretsky.  These loans were unsecured, accrued interest between 6% and 15% per year, were due either on demand or within three years after the date of the applicable note, and, in some cases, were convertible into shares of our common stock and warrants at rates between $0.25 and 1.07 per share.  Effective on May 31, 2017, we entered into the Omnibus Loan Amendment Agreement, whereby the portion of these loans that was advanced prior to December 31, 2017 was converted into our common stock, together with accrued interest on these loans.  As a result of these conversions, Mr. Koretsky, CLS CO 2016 and Newcan converted an aggregate of $1,485,000, $150,000, and $460,000 in principal, and $130,069, 49,247 and $7,747 in accrued interest, into an aggregate of 6,460,276, 636,988 and 1,870,988 shares of common stock at $.25 per share.  Pursuant to the Omnibus Loan Amendment Agreement, the conversion rate on all of the loans made by Mr. Koretsky, CO CLS 2016, and Newcan was reduced, if applicable, to $.25 per share and Mr. Koretsky and his affiliates gave up the right to receive warrants upon conversion.  Thus, each of Mr. Koretsky, CLS CO 2016 and Newcan received 4,560,849, 488,159 and 1,433,841 shares of common stock in excess of what they would have received had they converted their loans into common stock prior to the effective date of the Omnibus Loan Amendment Agreement.

Between June 1, 2017 and May 31, 2018, we borrowed an aggregate of $145,000 from Newcan Investment Partners, LLC, an entity that is affiliated with Mr. Koretsky.  These loans were unsecured, accrued interest at 10% per year, were due either on demand or within three years after the date of the applicable note, and were convertible into shares of our common stock and warrants at $0.25 per share.  On January 10, 2018, effective December 1, 2017, we entered into the Second Omnibus Loan Agreement with Newcan and Mr. Binder. The Second Omnibus Loan Agreement provides that the conversion price of all outstanding convertible promissory notes issued to Newcan as of the date of the agreement would be increased from $0.25 to $0.3125 per share of common stock.  The remaining terms of such notes remain unchanged. Following the Second Omnibus Loan Agreement, on March 12, 2018, Newcan converted all of its outstanding convertible loans, which totaled $956,658 in principal and $98,098 in accrued interest, into a total of 3,375,220 shares of our common stock.

On August 6, 2018, the Company issued a convertible promissory note to Newcan, an entity owned by Frank Koretsky, a director of the Company, in the amount of $75,000.00 (the “Newcan Convertible Note 8”), to finalize the terms of repayment with respect to a certain loan made to the Company by Newcan on May 4, 2018. The Newcan Convertible Note 8 is unsecured and bears interest at the rate of 10% per annum. No payments are required until October 1, 2019, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on January 1, 2020. The Notes may be prepaid by the Company with no penalty at any time upon thirty days written notice. The holder of the Newcan Convertible Note 9 may, at any time prior to payment or prepayment in full, convert all principal and accrued interest thereunder, in whole or in part, into securities of the Company. For each $0.40 converted, the holder will receive one share of the Company’s Common Stock.

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

Between June 1, 2017 and March 31, 2018, we borrowed an aggregate of $204,881 from Mr. Binder.  These loans were unsecured, accrued interest at 10% per year, were due either on demand or within three years after the date of the applicable note, and were convertible into shares of our common stock and warrants at $0.25 per share.  On January 10, 2018, effective December 1, 2017, we entered into the Second Omnibus Loan Agreement with Newcan and Mr. Binder. The Second Omnibus Loan Agreement provides that the conversion price of all outstanding convertible promissory notes issued to Mr. Binder as of the date of the agreement would be increased from $0.25 to $0.3125 per share of common stock.  The remaining terms of such notes remain unchanged. Following the Second Omnibus Loan Agreement, on March 12, 2018, Mr. Binder converted all of his outstanding convertible loans, which totaled $464,698 in principal and $43,058 in accrued interest, into a total of 1,624,819 shares of our common stock.

 On April 6, 2018, we issued Binder Convertible Note 9, in the amount of $37,500.00, to Mr. Binder with respect to certain compensation payable to Mr. Binder as of February 28, 2018. Binder Convertible Note 8 is unsecured and bears interest at the rate of 10% per annum. No payments are required until April 1, 2019, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on July 1, 2019. The note may be prepaid by us with no penalty at any time upon thirty days written notice. Mr. Binder may, at any time prior to payment or prepayment in full, convert all principal and accrued interest thereunder, in whole or in part, into our securities. For each $0.3125 converted, Mr. Binder will receive one share of the Company’s common stock.

Omnibus Loan Amendment Agreements

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

On January 10, 2018, effective December 1, 2017, we entered into the Second Omnibus Loan Agreement with Jeffrey I. Binder, an officer and director of the Company, and Newcan, an entity owned by Frank Koretsky, a director of the Company. The Second Omnibus Loan Agreement provides that the conversion price of all outstanding convertible promissory notes issued to either Mr. Binder or Newcan as of the date of such agreement would be increased from $0.25 to $0.3125 per share of common stock.  The remaining terms of such notes remain unchanged.

Sales of Equity

WestPark Offering

During February and March 2018, we held four closings of the WestPark Offering, whereby we sold units for $1.25 per unit.  Each unit consisted of four shares of common stock and one warrant to purchase one share of our common stock for $0.75 per share.  We sold a total of 1,368,250 units in the WestPark Offering for aggregate gross proceeds of $1,710,313, and aggregate net proceeds of $1,460,918 after deduction of placement agent commissions, a non-accountable expense allowance and expenses associated with the offering. We also issued WestPark Capital, Inc., as placement agent, a five-year warrant to purchase 205,238 units at a price of $1.25 per unit. The unit warrant were valued at $503,655, which amount was charged to operations during the twelve months ended May 31, 2018. We used the proceeds of the WestPark Offering towards deposits due in connection with our acquisition of Oasis Cannabis and for general corporate purposes.

The Canaccord Special Warrant Offering

On June 20, 2018, we executed an agency agreement with Canaccord Genuity Corp. and closed on a private offering of our special warrants for aggregate gross proceeds of CD$13,037,859 (USD$9,988,173).  In connection therewith, we also entered into a special warrant indenture and a warrant indenture with Odyssey Trust Company, as special warrant agent and warrant agent.

Pursuant to the offering, we issued 28,973,019 special warrants at a price of CD$0.45 (USA$0.34) per special warrant.  Each special warrant is automatically exercisable, for no additional consideration, into our units on the earlier of: (i) the date that is five business days following the date on which we obtain a receipt from the applicable securities regulatory authorities in each of the jurisdictions in Canada in which the special warrants were sold for a final prospectus qualifying the distribution of the units, which is intended to be no later than August 31, 2018, and (ii) the date that is four months and one day after the completion of our acquisition of all of the membership interests in Alternative Solutions, known as Oasis Cannabis, which occurred on June 27, 2018.

Upon exercise of the special warrants, each unit shall consist of one share of our common stock and one warrant to purchase one share of common stock.  Each warrant will be exercisable at a price of CD$0.65 for three years after our common stock is listed on a recognized Canadian stock exchange, subject to adjustment in certain events. Because we did not receive a receipt from the applicable Canadian securities authorities for the qualifying prospectus by August 19, 2018, the unexercised special warrant will generally entitle the holder to receive 1.1 of our units instead of one unit.

In connection with the offering, we paid a cash commission equal to CD$1,043,028 (USD$799,053), a corporate finance fee equal to 1,448,651 special warrants, and 2,317,842 compensation warrants. Each compensation warrant entitles the holder thereof to acquire one unit at a price of CD$0.45 per unit for a period of 36 months from the date that our common stock is listed on a recognized Canadian stock exchange, subject to adjustment in certain events.

We used the proceeds for the Canaccord offering to close the purchase of Oasis Cannabis and for general corporate purposes.

The Navy Capital Investors

Effective July 31, 2018, we entered into a subscription agreement with Navy Capital Green International, Ltd., a British Virgin Islands limited company (“Navy Capital”), pursuant to which we agreed to sell to Navy Capital, for a purchase price of $3,000,000, 7,500,000 Units ($0.40 per unit), representing (i) 7,500,000 shares of our common stock, and (ii) three-year warrants to purchase an aggregate of 7,500,000 shares of our common stock (the “Warrant Shares”) at an exercise price of $0.60 per share of common stock.  The closing occurred on August 6, 2018.  In the subscription agreement, we also agreed to file, on or before November 1, 2018, a registration statement with the SEC registering the shares of common stock and Warrant Shares issued to Navy Capital. If we fail to file the registration statement on or before that date, we must issue to Navy Capital an additional number of units equal to ten percent (10%) of the units originally subscribed for by Navy Capital (which will include additional warrants at the original exercise price). The warrant is exercisable from time to time, in whole or in part for three years. The warrant has anti-dilution provisions that provide for an adjustment to the exercise price in the event of a future sale of common stock at a lower price, subject to certain exceptions as set forth in the warrant. The warrant also provides that it is callable at any time after the bid price of our common stock exceeds 120% of the exercise price of the warrant for a period of 20 consecutive business days.

Between August 8, 2018 and August 10, 2018, we entered into five subscription agreements, pursuant to which we sold, for an aggregate purchase price of $2,750,000, 6,875,000 Units ($0.40 per unit), representing (i) 6,875,000 shares of our common stock, and (ii) three-year warrants to purchase an aggregate of 6,875,000 shares of our common stock at an exercise price of $0.60 per share of common stock.  The balance of the terms set forth in the subscription agreements are the same as the terms in the Navy Capital subscription agreement summarized above.

We plan to use the proceeds of the Navy Capital offering to fund certain planned expansions at our City Trees and Oasis Cannabis businesses in Nevada and for general corporate purposes.

Liquidity and Capital Needs

Over the next twelve months we will likely require additional capital to cover our projected cash flow deficits, payments on the loan from YA II, the implementation of our business plan, including the expansion of our Nevada operation, and the development  of other alternative revenue sources, including possible acquisitions.

During the next twelve months we expect to complete phase 1 and possibly phase 2 of our expansion plan, which includes the substantial expansion of both our grow and production facility in Nevada. At present, we estimate that we will require up to $3,000,000 to complete phase 1 and up to $2,000,000 to complete phase 2 of this expansion (including development of the outdoor space), including the purchase of the necessary equipment. We expect to fund the cost of this expansion from the proceeds of debt and/or equity capital raises. We have already completed a $5.75 million equity raise primarily for this purpose. We are not pursuing other sources of funds for this purpose at this time, and can provide no assurance that additional funds, if needed, would be available to us on acceptable terms. We may also pursue additional acquisitions in the next twelve months but we have not entered into any definitive agreements with respect to either additional acquisitions or the capital necessary to finance them.

Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed our investment and operating costs in the next twelve months, and we do not have funds sufficient to fund our operations at their current level for the next twelve months. We expect to obtain the necessary funds as described above; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through additional debt and/or equity investments and acquisitions in our industry, successfully execute our business strategy, including our planned expansion, and successfully navigate any changes that may arise in the cannabis regulatory environment. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Although PRH made one payment to us during fiscal 2018, because we do not know when we will re-visit commencing operations in Colorado, there can be no assurance that PRH will ever generate sufficient cash to repay the $500,000 loan from CLS Labs Colorado or to meet PRH’s obligations under the Licensing Agreement or Equipment Lease. Further, due to the delays we encountered with the construction of our Colorado processing facility, we have placed our proposed Colorado operations on hold and will pursue revenue producing opportunities in other states.

Oasis Cannabis Transaction

On December 4, 2017, we entered into a Membership Interest Purchase Agreement, as amended (the “Acquisition Agreement”), with Alternative Solutions for us to acquire all of the outstanding equity interests in Alternative Solutions and the Oasis LLCs.  Pursuant to the Acquisition Agreement, we paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 approximately 45 days thereafter and were to receive, upon receipt of applicable regulatory approvals, an initial 10% of each of the Oasis LLCs. Regulatory approvals were received and the 10% membership interests were transferred to us.

On June 27, 2018, we closed on the purchase of the remaining 90% of the membership interests in Alternative Solutions and the Oasis LLCs from the owners thereof (excluding Alternative Solutions). The closing consideration was as follows: $6,200,000 in cash, a $4.0 million promissory note due in December 2019, known as the Oasis Note, and $6,000,000 in shares of our common stock.

The number of shares to be issued was computed as follows: $6,000,000 divided by the lower of $1.00 or the conversion price to receive one share of our common stock in our first equity offering of a certain minimum size that commenced in 2018, multiplied by 80%.  This price was determined to be $0.272 per share. The Oasis Note is secured by a first priority security interest over our membership interests in Alternative Solutions and the Oasis LLCs, and by the assets of each of the Oasis LLCs and Alternative Solutions. We also delivered a confession of judgment to a representative of the former owners of Alternative Solutions and the Oasis LLCs (other than Alternative Solutions) that will generally become effective in the event of any event of default under the Oasis Note.

Oasis currently owes certain amounts to a consultant known as 4Front Advisors, LLC.  If we make any payments to this company post-closing, generally speaking, we will be entitled to deduct the present value of such payments from the principal amount due under the Oasis Note.

In May 2020, the former owners Alternative Solutions and the Oasis LLCs (other than Alternative Solutions) will also be entitled to a $1,000,000 payment from us if the existing dispensary operated by an Oasis LLC has maintained an average revenue of $20,000 per day during the 2019 calendar year.

The transfer of 90% of the membership interests in Alternative Solutions and the Oasis LLCs to us is ineffective unless approved by the State of Nevada and any municipality in which the Oasis LLC’s operations is licensed. Such approvals are pending and we expect to receive them in due course.

Consulting Agreements

We periodically use the services of outside investor relations consultants. During the year ended May 31, 2016, pursuant to a consulting agreement, we agreed to issue 10,000 shares of common stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term.  The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of May 31, 2018, we have included 20,000 shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets.  The shares were valued based on the closing market price on the grant date.

On December 29, 2015, pursuant to a consulting agreement, we agreed to issue 25,000 shares of common stock per month, valued at $21,250, to a consultant in exchange for investor relations consulting services.   The consulting agreement was terminated during the first month of its term.  The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued.  As of May 31, 2018, we had 50,000 shares of common stock, valued at $42,500 included in stock payable on the accompanying balance sheet.  The shares were valued based on the closing market price on the grant date.

In June 2017, we entered into a letter agreement to amend our September 22, 2014 Investor Relations Consulting Agreement.  Pursuant to the amendment, we agreed to issue the consultant 24,000 shares of our restricted common stock to satisfy $6,000 of past due invoices for services previously rendered by the consultant from January 2017 through June 2017.

On March 2, 2018, we issued 350,000 shares of common stock to a consultant pursuant to the terms of a consulting agreement for investor relations services.  The shares were valued on the date of grant at $261,800.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, have an accumulated deficit of $18,569,094 and had a working capital deficit of $2,634,774 at May 31, 2018. In addition, we do not currently have the cash resources to meet our operating commitments during the next twelve months. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by developmental stage companies.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs, to borrow capital and to raise equity to acquire companies, support the expansion of our Nevada operations, and to finance ongoing operations. There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our existing and future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and our reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have the following critical accounting estimates:

●

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

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU becomes effective for us on January 1, 2018, and will be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. We are currently assessing the impact that this standard will have on any awards that are modified after this standard’s effective date.

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

●

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CLS Holdings USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CLS Holdings USA, Inc. (the Company) as of May 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended May 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2011.

Houston, TX

August 28, 2018

CLS Holdings USA, Inc.

Consolidated Balance Sheet

	May 31,	May 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$52,964	$78,310
Prepaid expenses	1,410	1,410
Total current assets	54,374	79,720

Investment	2,050,000	-
Security deposit	-	50,000
Property, plant and equipment, net of accumulated depreciation of $2,674 and $1,784	-	890
Intangible assets, net of accumulated amortization of $1,260 and $828	898	1,330

Total assets	$2,105,272	$131,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$826,621	$581,765
Accrued compensation, related party	120,417	53,750
Due to related party	17,930	17,930
Accrued interest	24,748	20,171
Accrued interest, related party	5,143	106,022
Notes payable, related parties	75,137	699,208
Notes payable	310,000	-
Convertible notes payable, net of discount of $561,599 and $57,644	43,401	252,356
Derivative liability	1,265,751	95,276

Total current liabilities	2,689,148	1,826,478

Noncurrent liabilities
Convertible notes payable, related parties, net of discount of $65,918 and $0	2,832	192,000
Convertible notes payable - Long Term, net of discount of $733,928 and $0	41,072	-

Total Liabilities	2,733,052	2,018,478

Commitments and contingencies	-	-

Stockholder’s equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 50,128,972 and 32,582,944 shares issued and outstanding at May 31, 2018 and May 31, 2017, respectively	5,013	3,286
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Additional paid-in capital	17,628,717	7,032,836
Stock payable	307,584	68,950
Accumulated deficit	(18,569,094)	(8,991,610)
Total stockholder’s equity (deficit)	(627,780)	(1,886,538)

Total liabilities and stockholders’ equity (deficit)	$2,105,272	$131,940

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Operations

	For the Year	For the Year
	Ended May 31,	Ended May 31,
	2018	2017

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Selling, general and administrative expenses	821,374	718,770
Startup costs	-	141,739
Professional fees	2,294,666	750,446
Total operating expenses	3,116,040	1,610,955

Operating loss	(3,116,040)	(1,610,955)

Other (income) expense:
Interest expense	4,709,940	2,571,171
Gain on settlement of debt	(3,480)	-
Loss on modification of related party debt	-	951,239
Loss on modification of debt	29,145	43,334
Loss on note exchange	404,082	-
Loss on extinguishment of debt	989,032	-
Prepayment Penalty	137,000	-
Change in fair value of derivative	195,725	(310,975)
Total other expense	6,461,444	3,254,769

Income (Loss) before income taxes	(9,577,484)	(4,865,724)

Income tax expense	-	-

Net income (loss)	$(9,577,484)	$(4,865,724)

Net income (loss) per share - basic	$(0.24)	$(0.23)

Weighted average shares outstanding - basic	39,224,613	20,778,785

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid In	Stock	Accumulated
	Amount	Value	Capital	Payable	Deficit	Total

Balance, May 31, 2016	20,350,003	2,035	2,627,183	65,700	(4,125,886)	(1,430,968)

Settlement of derivative liability	-	-	612,850	-	-	612,850
Common stock issued for conversion of debt	1,685,981	169	137,331	-	-	137,500
Common stock issued for conversion of related party debt	10,816,960	1,082	2,703,158	-	-	2,704,240
Common stock payable for services	-	-	-	3,250		3,250
Loss on modification of related party debt			951,239			951,239
Imputed interest	-	-	1,075	-	-	1,075
Net loss	-	-	-	-	(4,865,724)	(4,865,724)
Balance, May 31, 2017	32,852,944	$3,286	$7,032,836	$68,950	$(8,991,610)	$(1,886,538)

Common stock issued to consultant for services	374,000	37	264,283	25,313	-	289,633
Common stock issued for debt exchange	6,000,000	600	2,353,437	-	-	2,354,037
Common stock issued as commitment fees	250,000	25	94,975	-	-	95,000
Common stock issued to officer	-	-	-	213,321	-	213,321
Common stock issued for cash, net of issuance costs	5,473,000	547	1,460,368	-	-	1,460,915
Common stock issued for conversion of debt	5,179,028	518	1,617,928	-	-	1,618,446
Stock issuance costs	-	-	(249,397)	-	-	(249,397)
Settlement of derivative liability	-	-	442,775	-	-	442,775
Warrants issued with debt	-	-	1,804,470	-	-	1,804,470
Placement agent warrants	-	-	503,655	-	-	503,655
Warrants issued to consultants	-	-	294,173	-	-	294,173
Discount on notes from beneficial conversion feature	-	-	1,758,741	-	-	1,758,741
Imputed interest	-	-	1,076	-	-	1,076
Net loss - 12 months	-	-	-	-	(9,577,484)	(9,577,484)
Balance, May 31, 2018	50,128,972	5,013	17,628,717	307,584	(18,569,094)	(627,780)

CLS Holdings USA, Inc.

Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended May 31,	Ended May 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,577,484)	$(4,865,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	1,076	1,075
Excess derivative	1,940,439	-
Change in fair value of derivative	195,725	(310,975)
Loss on modification of debt	29,145	43,334
Loss on modification of debt – related party	-	951,239
Stock-based compensation	794,607	3,250
Warrants issued to placement agent	503,655	-
Loss on Note exchange	404,082	-
Loss on extinguishment of debt	989,032	-
Gain on settlement of Account Payable	(3,480)	-
Prepayment Penalty	137,000	-
Amortization of debt discounts	2,534,103	2,274,519
Depreciation and amortization expense	1,322	1,324
Start-up costs	-	141,739

Changes in assets and liabilities:
Prepaid expenses	-	5,332
Other assets	50,000	-
Accounts payable and accrued expenses	300,421	238,387
Accrued compensation	216,667	150,000
Accrued interest, related party	96,211	204,364
Deferred rent	(49,565)	-
Accrued interest	11,746	(20,169)

Net cash used in operating activities	(1,425,298)	(1,182,305)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for investment in Alternative Solutions	(2,050,000)	-
Payment for construction in progress	-	(35,013)

Net cash used in investing activities	(2,050,000)	(35,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party convertible notes payable	761,829	150,000
Proceeds from related party notes payable	-	1,447,550
Proceeds from issuance of convertible note	1,655,000	-
Proceeds from notes payable	410,000	-
Payments on notes payable	(100,000)	-
Principal payments on related party notes payable	(237,794)	(61,000)
Principal payments on convertible notes payable	(500,000)	(329,166)
Proceeds from sale of equity	1,460,917	-

Net cash provided by financing activities	3,449,952	1,207,384

Net increase in cash and cash equivalents	(25,346)	(9,934)

Cash and cash equivalents at beginning of period	78,310	88,244

Cash and cash equivalents at end of period	$52,964	$78,310

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$53,837
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible note issued for unpaid accrued salary	$150,000	$362,500
Discount on notes due to derivatives	$1,758,741	$600,564
Related party notes payable reclassified as related party convertible notes payable	$1,116,816	$849,750
Common stock issued for conversion of related party notes payable	$2,023,666	$2,704,240
Common stock issued for conversion of convertible notes payable	$2,554,924	$137,500
Common stock issued for settlement of accounts payable	$6,000	$-
Settlement of derivative liability	$442,775	$612,850

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

The Company has been issued a U.S. patent with respect to its proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. These concentrates may be ingested in a number of ways, including through vaporization via electronic cigarettes (“e-cigarettes”), and used for a variety of pharmaceutical and other purposes. Internal testing of this extraction method and conversion process has revealed that it produces a cleaner, higher quality product and a significantly higher yield than the cannabinoid extraction processes currently existing in the marketplace. The Company has not commercialized its proprietary process or otherwise earned any revenues.  The Company plans to generate revenues through licensing, fee-for-service and joint venture arrangements related to its proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into saleable concentrates.

On December 4, 2017, the Company and Alternative Solutions, LLC (“Alternative Solutions”) entered into a Membership Interest Purchase Agreement (the “Acquisition Agreement”) for the Company to acquire the outstanding equity interests in three subsidiaries (collectively, the “Oasis LLCs”), Serenity Wellness Center LLC d/b/a/ Oasis Medical Cannabis, Serenity Wellness Growers LLC, and Serenity Wellness Products LLS, from Alternative Solutions.  Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 on February 5, 2018, for an initial 10% of each of the subsidiaries. The closing consideration that the Company must pay to acquire the remaining 90% of the subsidiaries, is equal to cash in the amount of $6,200,000, a $4.0 million promissory note due in December 2019, and $6,000,000 in shares of the Company’s common stock. The Oasis LLCs collectively own and operate a vertically integrated cannabis business, including one dispensary, in Las Vegas, Nevada.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $18,569,094 as of May 31, 2018. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans, the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $52,964 and $78,310 as of May 31, 2018 and 2017.

Equipment

Property and equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over its estimated useful life.  Computer equipment is being depreciated over a three-year period.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit and other accounts, which may not be federally insured, or the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs for the years ended May 31, 2018 and 2017.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $0 and $0 for the years ended May 31, 2018 and 2017, respectively.

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

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of certain of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company used for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. The derivative component of certain of the convertible notes issued are valued at issuance, at conversion or redemption, and at each period end. The following assumptions were used for the valuation of the derivative liability related to the convertible notes that contain a derivative component:

For the year ended May 31, 2018:

- That the quoted market price of the common stock, which increased from $0.1250 as of May 31, 2017 to $0.6865 as of May 31, 2018, would fluctuate with the Company’s projected volatility;

- That the conversion price of the YAN II PN Convertible Notes would be equal to $0.40 with a full reset feature, and upon default, 75% of the lowest Volume Weighted Average Price (the “VWAP”) in the 15 consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date;

-The conversion prices of the various convertible notes would be equal to the lesser of (i) $1.07, $0.80, or $0.40 (reset to $0.03125) , as the case may be, or (ii) 75% of the lowest VWAP in the 15-20 consecutive trading days ending on the trading day that is immediately prior to the application conversion date;

- That the new convertible notes issued during this period with full resets would be initially issued with conversion prices of $0.3125 and $0.40, respectively, which were not reset as a result of the WestPark Offering;;

-That an event of default at a 24% or 15% interest rate would occur 0% of the time, increasing 1.00% per month to a maximum of 25%, and that instead of a penalty, there would be an alternative conversion price;

-That the projected volatility curve from an annualized analysis for each valuation period would be based on the historical volatility of the Company and the remaining term for each convertible note. The projected volatility was in the range of 97.4% to 534.5% during the year ended May 31, 2018;

-That the Company would redeem the convertible notes, projected initially at 0% of the time and increasing monthly by 1.00% to a maximum of 10.0%;

-That the holder would automatically convert the notes at the maximum of 2 times the conversion price or the stock price if the common stock underlying the YAN II PN Convertible Notes was eligible for sale in compliance with securities laws and the Company was not in default;

-That unless an Event of Default occurred, the holder would sell, per trading day, an amount of Common Stock up to the greater of (i) $5,000 or (ii) 25% multiplied by the “Aggregate Amount,” as defined in the YAN II PN Convertible Notes.

-That the exchange agreement conversions (contingent on the payment by Glashow to Old Main) would occur based on 95% probability; otherwise, the convertible note would revert to the original terms and settlement, and that the value of the 4,500,000 potential shares would be based on the market price as of September 25, 2017, which is the date the convertible notes were re-issued, and each conversion date price.

For the year ended May 31, 2017:

- That the quoted market price of the common stock, which decreased from $0.0409 as of November 30, 2016 to $0.1250 as of May 31, 2017, would fluctuate with the Company’s projected volatility;

- That the conversion price of the amended 2016 Convertible Notes would be equal to the lesser of (i) $1.07 or $0.80; or (ii) 75% of the lowest VWAP in the 15 consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date;

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

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.  At May 31, 2018 and 2017, the Company excluded from the calculation of fully diluted shares outstanding a total of 9,929,058 (4,407,118 issuable upon the conversion of notes payable; 4,700,998 upon the exercise of warrants and 611,071 in stock payable) and 1,180,350 shares, respectively, issuable upon the conversion of notes payable because the result would have been anti-dilutive.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the year ended May 31, 2018 and 2017.

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

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following at May 31, 2018 and 2017:

	May 31,	May 31,
	2018	2017
Prepaid legal fees	$1,410	$1,410
Total	$1,410	$1,410

NOTE 5 – SECURITY DEPOSIT

The Company had a security deposit in the amount of $0 and $50,000 at May 31, 2018 and 2017, respectively.  This amount consisted of a deposit to secure office and warehouse space. In August of 2017, the Company received a demand letter from the landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease; during the year ended May 31, 2018, the Company wrote-off the security deposit in the amount of $50,000.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at May 31, 2018 and 2017.

	May 31,	May 31,
	2018	2017
Computer equipment	$2,674	$2,674
Property and equipment, gross	2,674	2,674
Less: accumulated depreciation	(2,674)	(1,784)
Property and equipment, net	$-	$890

Depreciation expense totaled $890 and $892 for the years ended May 31, 2018 and 2017, respectively.

NOTE 7 – INVESTMENT IN OASIS LLCS

On December 4, 2017, the Company and Alternative Solutions, LLC (“Alternative Solutions”) entered into a Membership Interest Purchase Agreement (the “Acquisition Agreement”) for the Company to acquire the outstanding equity interests in three subsidiaries (collectively, the “Oasis LLCs”), Serenity Wellness Center LLC d/b/a/ Oasis Medical Cannabis, Serenity Wellness Growers LLC, and Serenity Wellness Products LLC, from Alternative Solutions.  Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 on February 5, 2018, for an initial 10% of each of the subsidiaries. As of May 31, 2018, the Company had a total investment of $2,050,000 in the Oasis LLCs (see note 16).

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

The sale, assignment, transfer, pledge or other disposition of any interest in the Oasis LLCs or Alternative Solutions is ineffective unless approved by the State of Nevada and any municipality in which the three subsidiaries’ operations is licensed.

As of May 31, 2018, the Company had not yet received regulatory approval to own the 10% interest in Oasis LLCs.  As a result, the amount that has been paid by the Company is being held by Alternative Solutions.

NOTE 8 – NOTE RECEIVABLE

During the year ended May 31, 2015, the Company loaned $500,000 (the “Note”) to Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”).  Pursuant to the Note, as amended by the parties effective June 30, 2015, October 31, 2015, April 11, 2016, and May 31, 2016, PRH will repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing in the month following the month in which PRH commences generating revenue at the grow facility, which commencement was originally anticipated to occur in the first quarter of 2017, and continuing until paid in full.  The Company is currently unable to estimate when it will commence generating revenues at the grow facility. Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing after such initial payment and continuing until paid in full.  All outstanding principal and any accumulated unpaid interest due under the Note is due and payable on the five-year anniversary of the initial payment thereunder.   In the event of default as defined in the agreements underlying the Note, all amounts under the Note shall be due and payable at once.  During the year ended May 31, 2015, the Company recorded an impairment related to the note receivable in the amount of $500,000.  This receivable is recorded on the balance sheet as of May 31, 2017 in the amount of $0, net of allowance in the amount of $500,000.

During the year ended May 31, 2018, the Company received a payment of $50,000 on the Note.  As a result, the Company has reduced the impairment of the note by $50,000 reflect this payment.  The receivable is recorded on the balance sheet as of May 31, 2018 in the amount of $0, net of allowance in the amount of $450,000.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at May 31, 2018 and May 31, 2017.

	May 31,	May 31,
	2018	2017
Trade payables	$726,457	$497,213
Accrued payroll and related liabilities	44,465	34,987
Deferred rent liability	55,699	49,565
Total accounts payable and accrued liabilities	$826,621	$581,765

NOTE 10 – RELATED PARTY TRANSACTIONS

For the year ended May 31, 2018:

As of May 31, 2018 and 2017, the Company owed the amount of $37,500 and $37,500, respectively, to Jeffrey Binder, its Chief Executive Officer, for accrued salary. For the twelve months ended May 31, 2018, unpaid accrued salary in the amount of $150,000 was transferred to a convertible promissory note due to Mr. Binder.

As of May 31, 2018 and 2017, the Company owed the amount of $29,167 and $0, respectively, to David Lamadrid, its President and Chief Financial Officer.

As of May 31, 2018 and 2017, the Company had accrued salary due to Alan Bonsett, a former officer of the Company prior to his October 1, 2017 separation, in the amount of $37,500 and $0, respectively.

As of May 31, 2018 and 2017, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

As of May 31, 2018 and 2017, the Company had related party payables in the amount of $17,930 due to officers and directors related to expenses paid on behalf of the Company. The Company imputed interest at the rate of 6% per annum on these liabilities, and recorded imputed interest expense on these liabilities in the amounts of $1,076 and $1,075 during the twelve months ended May 31, 2018 and 2017, respectively.  These interest accruals were charged to additional paid-in capital.

On March 12, 2018, the Company received conversion notices from Jeffrey I. Binder, Frank Koretsky, Newcan Investment Partners LLC and CLS CO 2016, LLC (collectively, the “Insiders”). Pursuant to the terms of the conversion notices, the following amounts of principal and accrued interest were converted to common stock of the Company:

		Accrued
	Principal	Interest	# Shares
Jeffrey Binder	$464,698	$43,058	(1,624,819)
Frank Koretsky	-	46,626	(149,203)
Newcan Investment Partners LLC	956,658	98,098	(3,375,220)
CLS CO 2016 LLC	-	9,308	(29,786)
Total	$1,421,356	$197,090	(5,179,028)

For the year ended May 31, 2017:

As of May 31, 2017, the Company owed $37,500 to Jeffrey Binder, its President and Chief Executive Officer, for accrued salary. In July 2016, $250,000 was transferred from accrued salary to a convertible promissory note due to Mr. Binder; in February 2017, an additional $112,500 was transferred from accrued salary to a convertible promissory note due to Mr. Binder.

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

Related Party Notes Payable

At May 31, 2018, the Company had $143,887 in principal and $5,142 in accrued interest of convertible notes payable outstanding to Jeffrey Binder, an officer and director, David Lamadrid, an officer, and to Newcan Investment Partners, LLC, an entity wholly owned by Frank Koretsky, a director.

NOTE 11 – NOTES PAYABLE

Notes Payable

On February 7, 2018, the Company issued a note payable to Todd Blatt in the amount of $210,000.  This note accrues interest at a rate of 6% per annum and is due on February 7, 2019.  During the year ended May 31, 2018, the Company accrued interest in the amount of $3,901 on this note. As of May 31, 2018, the outstanding balance of this note is $210,000

On February 7, 2018, the Company issued a note payable to AJG Group in the amount of $200,000.  This note accrues interest at a rate of 6% per annum and is due on February 7, 2019.  During the year ended May 31, 2018, the Company made a payment of $100,000 on this note.  During the year ended May 31, 2018, the Company accrued interest in the amount of $2,696 on this note. As of May 31, 2018, the outstanding balance of this note is $100,000.

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

On March 12, 2018, the Company received conversion notices from the Insiders.  The Company converted a total of $1,618,446, of which $1,421,356 was principal and $197,090 was accrued interest, of related party notes payable into 5,179,028 shares of common stock (see note 11).

The following tables summarize the Company’s loan balances at May 31, 2018 and 2017:

Convertible Notes Payable Related Parties:	May 31, 2018	May 31, 2017

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

During the twelve months ended May 31, 2018, Mr. Binder advanced a total of $440,579 to the Company under the Binder Funding Notes. During the year ended May 31, 2018, principal in the amount of $280,198 and accrued interest in the amount of $5,188 was transferred out of the Binder Funding Notes and used to fund four new convertible notes payable to Mr. Binder (See Binder Convertible Notes 5, 6, 7 and 8 below).  Also during the year ended May 31, 2018 the Company made principal payments in the aggregate of $237,794 under the Binder Funding Notes.  During the year ended May 31, 2018, the Company accrued interest in the amount of $7,364 on the Binder Funding Notes. During the year ended May 31, 2018, discounts in the amount of $385,637 related to the beneficial conversion feature of the Binder Funding Notes was charged to additional paid-in capital and amortized to interest expense.

	$137	$77,550

	May 31, 2018	May 31, 2017

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

During the twelve months ended May 31, 2018, Newcan advanced a total of $290,000 to the Company under the Newcan Funding Notes. During the year ended May 31, 2018, principal in the amount of $836,658 and accrued interest in the amount of $25,018 was transferred out of the Newcan Funding Notes and used to fund four new convertible notes payable to Newcan (See Newcan Convertible Notes 4, 5, 6 and 7 below).  During the year ended May 31, 2018, the Company accrued interest in the amount of $16,681 on the Newcan Funding Notes. During the year ended May 31, 2018, discounts in the amount of $210,120 related to the beneficial conversion feature of the Newcan Funding Notes was charged to additional paid-in capital and amortized to interest expense.

	75,000	621,658

Total – Demand Convertible Notes Payable, Related Parties	$75,137	$699,208
Current portion	$75,137	$699,208
Long term portion	$-	$-

Convertible Notes Payable:	May 31, 2018	May 31, 2017

Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated April 8, 2016 and due April 1, 2019 (the “Binder Convertible Note 2.  This note bears interest at the rate of 6% per annum through February 29, 2017 and 10% per annum thereafter. No payments are required until April 1, 2017, at which time all accrued interest becomes due and payable.  Commencing on July 1, 2017, the first of eight principal payments in the amount of $5,313 will be due; subsequent principal payments will due on the first day of each October, January, April, and July until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one “Unit” for each  $1.07 converted, with each Unit consisting of one (1) share of common stock and a five-year warrant to purchase (1) share of common stock at a price of $1.07 per share.  The Company recognized a discount of $37,840 on the value of the beneficial conversion feature at the time of issuance.

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

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share and a discount was recorded in the amount of $29,376 related to the revaluation of the beneficial conversion feature of the Binder Convertible Note 4; this discount was amortized to interest expense during the year ended May 31, 2018.

During the twelve months ended May 31, 2018 and 2017, interest in the amount of $5,622 and   $2,666 was accrued on Binder Convertible Note 4, respectively.

During the year ended May 31, 2018, the Binder Convertible Note 4 in the amount of $81,000, of which $72,000 was principal and $9,000 was accrued interest, was converted into 259,200 shares of common stock.

	$-	$72,000

May 31, 2018	May 31, 2017

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

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share and a discount was recorded in the amount of $48,960 related to the revaluation of the beneficial conversion feature of the Newcan Convertible Note 1; this discount was amortized during the year ended May 31, 2018.

During the twelve months ended May 31, 2018 and 2017, interest in the amount of $9,370 and $2,005 was accrued on Newcan Convertible Note 1, respectively.

During the year ended May 31, 2018, the Newcan Convertible Note 1 in the amount of $133,496, of which $120,000 was principal and $13,496 was accrued interest, was converted into 427,187 shares of common stock.

-	120,000

Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated August 23, 2017 in the original principal amount of $115,050 (the “Binder Convertible Note 5”).  The Binder Convertible Note 5 was funded with the conversion of $37,500 of unpaid accrued salary due to Mr. Binder and $77,550 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 10% per annum. No interest payments are required until October 1, 2018, at which time all accrued interest becomes due and payable.  Commencing on January 2, 2019, the first of eight principal payments in the amount of $14,381 will become due; subsequent principal payments will become due on the first day of each April, July, October, and January until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.25 converted.  The Company recognized a discount of $46,020 on the Binder Convertible Note 5 related to the value of the beneficial conversion feature at the time of issuance; this discount was amortized during the twelve months ended May 31, 2018.

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share, and the discount balance in the amount of $41,859 was charged to interest expense. A new discount was recorded in the amount of $46,940 related to the value of the repriced conversion feature of Binder Convertible Note 5; this discount was amortized to interest expense during the twelve months ended May 31, 2018.

During the twelve months ended May 31, 2018 and 2017, interest in the amount of $6,336 and $0 was accrued on Binder Convertible Note 5, respectively, and 2,246 of accrued interest was transferred from the Binder Funding Notes.

During the year ended May 31, 2018, the Binder Convertible Note 5 in the amount of $123,632, of which $115,050 was principal and $8,582 was accrued interest, was converted into 395,622 shares of common stock.

-	-

May 31, 2018	May 31, 2017

Unsecured convertible note issued to Jeffrey Binder, an officer and director of the Company, dated August 23, 2017 in the original principal amount of $72,767 (the “Binder Convertible Note 6”).  The Binder Convertible Note 6 was funded with the conversion of $25,000 of unpaid accrued salary due to Mr. Binder and $47,767 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 10% per annum. No interest payments are required until October 1, 2018, at which time all accrued interest becomes due and payable.  Commencing on January 2, 2019, the first of eight principal payments in the amount of $9,096 will become due; subsequent principal payments will become due on the first day of each April, July, October, and January until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.25 converted. The Company recognized a discount of $29,107 on the Binder Convertible Note 6 related to the value of the beneficial conversion feature at the time of issuance; this discount was amortized during the twelve months ended May 31, 2018.

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share, and the discount balance in the amount of $26,475 was charged to interest expense. A new discount was recorded in the amount of $29,689 related to the value of the repriced conversion feature of Binder Convertible Note 6; this discount was amortized to interest expense during the twelve months ended May 31, 2018.

During the twelve months ended May 31, 2018 and 2017, interest in the amount of $4,007 and $0 was accrued on Binder Convertible Note 6, respectively, and 1,384 of accrued interest was transferred from the Binder Funding Notes.

During the year ended May 31, 2018, the Binder Convertible Note 6 in the amount of $78,158, of which $72,767 was principal and $5,391 was accrued interest, was converted into 250,160 shares of common stock.

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

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share, and the discount balance in the amount of $226,181 was charged to interest expense. A new discount was recorded in the amount of $253,636 related to the value of the repriced conversion feature of Newcan Convertible Note 4; this discount was amortized to interest expense during the twelve months ended May 31, 2018.

During the twelve months ended May 31, 2018 and 2017, interest in the amount of $34,234 and $0 was accrued on Newcan Convertible Note 4, respectively, and $23,198 of accrued interest was transferred from the Newcan Funding Notes.

During the year ended May 31, 2018, the Newcan Convertible Note 4 in the amount of $679,090, of which $621,658 was principal and $57,432 was accrued interest, was converted into 2,173,088 shares of common stock.

-	-

May 31, 2018	May 31, 2017

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

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share, and the discount balance in the amount of $25,468 was charged to interest expense. A new discount was recorded in the amount of $28,560 related to the value of the repriced conversion feature of Newcan Convertible Note 5; this discount was amortized to interest expense during the twelve months ended May 31, 2018.

During the twelve months ended May 31, 2018 and 2017, interest in the amount of $3,855 and $0 was accrued on Newcan Convertible Note 5, respectively, and $148 of accrued interest was transferred from the Newcan Funding Notes.

During the year ended May 31, 2018, the Newcan Convertible Note 5 in the amount of $74,003, of which $70,000 was principal and $4,003 was accrued interest, was converted into 236,810 shares of common stock.

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

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share, and the discount balance in the amount of $11,430 was charged to interest expense. A new discount was recorded in the amount of $12,240 related to the value of the repriced conversion feature of Newcan Convertible Note 6; this discount was amortized to interest expense during the twelve months ended May 31, 2018.

During the twelve months ended May 31, 2018 and 2017, interest in the amount of 1,266 and $0 was accrued on Newcan Convertible Note 6, respectively.

During the year ended May 31, 2018, the Newcan Convertible Note 6 in the amount of $31,414, of which $30,000 was principal and $1,414 was accrued interest, was converted into 100,525 shares of common stock.

-	-

May 31, 2018	May 31, 2017

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

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share, and the discount balance in the amount of $15,058 was charged to interest expense. A new discount was recorded in the amount of $16,125 related to the value of the repriced conversion feature of Binder Convertible Note 7; this discount was amortized to interest expense during the twelve months ended May 31, 2018.

During the twelve months ended May 31, 2018 and 2017, interest in the amount of $1,667 and $0 was accrued on Binder Convertible Note 7, respectively.

During the year ended May 31, 2018, the Binder Convertible Note 7 in the amount of $41,310, of which $39,521 was principal and $1,789 was accrued interest, was converted into 132,192 shares of common stock.

-	-

Unsecured convertible note issued to Newcan, an entity owned by Frank Koretsky, a director of the Company, dated, January 5, 2018 in the original amount of $115,000 (the “Newcan Convertible Note 7”).  The Newcan Convertible Note 7 was funded with the conversion of $115,000 of advances Newcan made to the Company under the Newcan Funding Notes.  This note bears interest at the rate of 10% per annum.  No interest payments are required until April 1, 2019, at which time all of the accrued interest becomes due and payable.  Commencing on July 1, 2019, the first of eight principal payments in the amount of $14,375 will become due; subsequent principal payments will become due on the first day of each October, January, April and July until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.3125 converted.  The Company recognized a discount of $115,000 on the Newcan Convertible Note 7 related to the value of the beneficial conversion feature at the time of issuance. During the twelve months ended May 31, 2018, the Company amortized this discount to interest expense.

During the twelve months ended May 31, 2018 and 2017, interest in the amount of $2,079 and $0 was accrued on Newcan Convertible Note 7, respectively, and $1,014 of accrued interest was transferred from the Newcan Funding Notes.

During the year ended May 31, 2018, the Newcan Convertible Note 7 in the amount of $118,093, of which $115,000 was principal and $3,093 was accrued interest, was converted into 377,898 shares of common stock.

-	-

	May 31, 2018	May 31, 2017

Unsecured convertible note issued to Jeffery Binder, an officer and director of the Company, dated January 5, 2018 in the original principal amount of $165,360 (the “Binder Convertible Note 8”).  The Binder Convertible Note 8 was funded with the conversion of $37,500 of unpaid accrued salary due to Mr. Binder and $127,860 of advances Mr. Binder made to the Company under the Binder Funding Notes.  This note bears interest at the rate of 10% per annum.  No interest payments are required until April 1, 2019, at which time all accrued interest becomes due and payable.  Commencing July 1, 2019, the first of eight principal payments in the amount of $20,670 will become due; subsequent payments will become due on the first day of each October, January, April and July until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.3125 converted.  The Company recognized a discount of $165,360 on the Binder Convertible Note 8 related to the value of the beneficial conversion feature at the time of issuance. During the twelve months ended May 31, 2018, the Company amortized this discount to interest expense.

During the twelve months ended May 31, 2018 and 2017, interest in the amount of $2,990 and $0 was accrued on Binder Convertible Note 8, respectively, and $1,437 of accrued interest was transferred from the Binder Funding Notes.

During the year ended May 31, 2018, the Binder Convertible Note 8 in the amount of $168,787, of which $165,360 was principal and $4,427 was accrued interest, was converted into 543,318 shares of common stock.

	-	-

Convertible promissory note payable to David Lamadrid (the “Lamadrid Note”) dated February 20, 2018 in the principal amount of $31,250 and bearing interest at a rate of 8% per annum.  The Lamadrid Note is due eighteen months from the date of issue.  Mr. Lamadrid may, at his option, convert all or a portion of the Lamadrid Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.3125 per share. The Lamadrid Note also contains a reset feature, whereby, absent certain exceptions, if the Company issues equity securities at an effective price less than $0.3125 per share of common stock, the conversion price of the Lamadrid Note will be reset to such lower price. The Company recognized a discount of $31,250 on the Lamadrid Note related to the beneficial conversion feature at the time of issuance.  During the twelve months ended May 31, 2018, $942 of this discount was charged to operations.  During the twelve months ended May 31, 2018, the Company accrued interest in the amount of $685 on this note.

	31,250	-

Unsecured convertible note issued to Jeffery Binder, an officer and director of the Company, dated April 6, 2018 in the original principal amount of $37,500 (the “Binder Convertible Note 9”).  The Binder Convertible Note 9 was funded with the conversion of $37,500 of unpaid accrued salary due to Mr. Binder.  This note bears interest at the rate of 10% per annum.  No interest payments are required until July 1, 2019, at which time all accrued interest becomes due and payable.  Commencing October 1, 2019, the first of eight principal payments in the amount of $4,688 will become due; subsequent payments will become due on the first day of each January, April, July and October until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.3125 converted.  The Company recognized a discount of $37,500 on the Binder Convertible Note 9 related to the value of the beneficial conversion feature at the time of issuance. During the twelve months ended May 31, 2018, the Company amortized $1,890 of this discount to interest expense.

During the twelve months ended May 31, 2018 and 2017, interest in the amount of $565 and $0 was accrued on Binder Convertible Note 9, respectively.

	37,500	-

Total – Convertible Notes Payable, Related Parties	$68,750	$192,000
Less: Discount	(65,918)	-
Convertible Notes Payable, Related Parties, Net of Discounts	$2,832	$192,000

Convertible Notes Payable, Related Parties, Net of Discounts, Current Portion	$2,832	$-
Convertible Notes Payable, Related Parties, Net of Discounts, Long-term Portion	-	192,000

May 31, 2018	May 31, 2017

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

On September 20, 2017, the Company entered into an Exchange Agreement, whereby it agreed to exchange the April 2015 Note for 1,500,000 shares of its common stock. The holder of the April 2015 Note had previously sold it for $105,219, which represented the balance due by the Company, to StarForce Media, Inc., an entity that is not affiliated with the Company.  The Company recognized a loss on this exchange in the amount of $404,082, which was charged to operations during the twelve months ended May 31, 2018.  The Company also expensed the remaining discount in the amount of $18,155 to interest expense during the twelve months ended May 31, 2018.

During the twelve months ended May 31, 2018, the Company accrued interest in the amount of $4,603 on the April 2015 Note.

$-	$100,000

May 31, 2018	May 31, 2017

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

On September 23, 2017, but effective on September 15, 2017, the 8% note was further orally amended, and the outstanding balance was increased by $96,862. The Company recognized the modification of this note as an extinguishment of debt and recognized a gain on the extinguishment of $144,851.  The Company also recognized a discount on the modified note of $300,435, which was fully charged to operations during the three months ended November 30, 2017. On September 25, 2017, but effective September 15, 2017, the Company entered into an Exchange Agreement, whereby it agreed to exchange the 8% Note for 4,500,000 shares of its common stock. Old Main, the original holder of the 8% Note, had previously sold it for $382,496.  The balance due by the Company under the 8% Note at the time it was sold was $322,612. The Company recognized a loss on this exchange in the amount of $1,113,883, which was charged to operations during the twelve months ended May 31, 2018.

During the twelve months ended May 31, 2018, the Company accrued interest in the amount of $5,587, on the 8% Note, and $30,411 of the discount was amortized to interest expense during the twelve months ended May 31, 2018.

-	210,000

May 31, 2018	May 31, 2017

Senior Convertible promissory note payable to FirstFire Global Opportunities Fund, LLC (the “FirstFire Note”) dated November 15, 2017 and bearing interest at a rate of 5% per annum.  The lender loaned the Company $330,000 and the FirstFire Note has an original issue discount of $33,000.  The FirstFire Note is due seven months from the date of issue. FirstFire may, at its option, convert all or a portion of the FirstFire Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.40 per share (the “FirstFire Fixed Conversion Price”) for the first 180 calendar days after the issue date.  After the 180th day, the conversion price shall equal the lower of (i) the FirstFire Fixed Conversion Price, or (ii) 75% multiplied by the lowest traded price of the common stock during the twenty (20) consecutive trading day period immediately preceding the trading day that the Company received a notice of conversion.  During the twelve months ended May 31, 2018, a dilutive issuance occurred. As a result, the FirstFire Fixed Conversion Price was reduced to $0.3125 per share. The Company recognized a discount of $363,000 on the FirstFire Note related to the beneficial conversion feature at the time of issuance. During the twelve months ended May 31, 2018, this discount was charged to operations. During the twelve months ended May 31, 2018, the Company accrued interest in the amount of $9,000 on this note.

On May 9, 2018, the Company entered into an Amendment to the FirstFire Note, whereby the Company agreed to make a $50,000 payment on or before May 14, 2018 and a $450,000 payment on or before May 31, 2018 to repay the FirstFire Note in full.  The Company also agreed to issue an additional warrant to purchase 25,000 shares of the Company’s common stock.  In exchange, the note holder agreed that it would not convert the FirstFire Note until after May 31, 2018.  During the twelve months ended May 31, 2018, the Company made payments of $500,000 on this note, which amounts repaid the FirstFire Note in full.

-	-

Convertible promissory note payable to Darling Capital, LLC (the “Darling Note”) dated February 5, 2018 and bearing interest at a rate of 8% per annum. The lender loaned the Company $500,000 and the Darling Note has an original issue discount of $50,000.  The Darling Note is due eighteen months from the date of issue.  Darling may, at its option, convert all or a portion of the Darling Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.3125 per share. The Darling Note also contains a reset feature, whereby, absent certain exceptions, if the Company issues equity securities at an effective price less than $0.3125 per share of common stock, the conversion price of the Darling Note will be reset to such lower price. The Company recognized a discount of $550,000 on the Darling Note related to the beneficial conversion feature at the time of issuance.  During the twelve months ended May 31, 2018, $40,427 of this discount was charged to operations.  During the twelve months ended May 31, 2018, the Company accrued interest in the amount of $13,863 on this note.

550,000	-

Convertible promissory note payable to Efrat Investments, LLC (the “Efrat Note”) dated February 12, 2018 and bearing interest at a rate of 8% per annum. The lender loaned the Company $50,000 and the Efrat Note has an original issue discount of $5,000.  The Efrat Note is due eighteen months from the date of issue.  Efrat may, at its option, convert all or a portion of the Efrat Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.3125 per share. The Efrat Note also contains a reset feature, whereby, absent certain exceptions, if the Company issues equity securities at an effective price less than $0.3125 per share of common stock, the conversion price of the Efrat Note will be reset to such lower price. The Company recognized a discount of $55,000 on the Efrat Note related to the beneficial conversion feature at the time of issuance.  During the twelve months ended May 31, 2018, $2,974 of this discount was charged to operations.  During the twelve months ended May 31, 2018, the Company accrued interest in the amount of $1,302 on this note.

55,000	-

	May 31, 2018	May 31, 2017

Convertible promissory note payable to YA II PN, Ltd. (the “YA II PN Note”) dated May 14, 2018 and bearing an interest rate of 8% per annum. The lender loaned the Company $750,000, and the note is due November 14, 2019.  YA II PN may, at its option convert all or a portion of the YA II PN Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.40 per share.  The YA II PN Note also contains a reset feature, whereby, absent certain exceptions, if the Company issues equity securities at an effective price less than $0.40 per share of common stock, the conversion price of the YA II PN Note will be reset to such lower price. The Company recognized a discount of $750,000 related to the beneficial conversion feature at the time of issuance.  During the twelve months ended May 31, 2018, $23,224 of this discount was charged to operations.  During the twelve months ended May 31, 2018, the Company accrued interest in the amount of $2,795 on this note.

	750,000	-

Unsecured convertible note issued to Jay Lasky (the “Lasky Note”), dated May 3, 2018 in the original principal amount of $25,000.  This note bears interest at the rate of 10% per annum.  No interest payments are required until July 1, 2019, at which time all accrued interest becomes due and payable.  Commencing October 1, 2019, the first of eight principal payments in the amount of $3,125 will become due; subsequent payments will become due on the first day of each January, April, July and October until paid in full.  The Lasky Note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.40 converted.  The Company recognized a discount of $7,301 on the Lasky Note related to the beneficial conversion feature at the time of issuance.  During the twelve months ended May 31, 2018, $149 of this discount was charged to operations.  During the twelve months ended May 31, 2018, the Company accrued interest in the amount of $192 on this note.

	25,000	-

Total - Convertible Notes Payable	$1,380,000	$310,000
Less: Discount	(1,295,527)	(57,644)
Convertible Notes Payable, Net of Discounts	$84,473	$252,356

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$43,401	$252,356
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$41,072	$-

Discounts on notes payable amortized to interest expense	$2,534,104	$2,274,519

Beneficial Conversion Features

The 8% Note, FirstFire Note, Darling Note, Efrat Note, Lamadrid Note and YA II PN Note contain conversion features that create derivative liabilities. The pricing model the Company uses for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income.  The derivative components of the Notes were valued at issuance, at conversion, at restructure, and at each period end.

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

The value of these conversion features is calculated using the Black-Scholes valuation model. The following table illustrates certain key information regarding the conversion option valuation assumptions under the Black-Scholes valuation model at May 31, 2018 and 2017:

May 31,
	2018	2017
Volatility	97.4% to 534.5%	64% to 138%
Dividends	-	-
Risk-free interest rates	1.93% to 2.62%	0.86% to 1.19%
Term (years)	0.4997 to 3.1622	1.25 to 3

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 50,128,972 and 32,582,944 shares of common stock issued and outstanding as of May 31, 2018 and 2017, respectively.

The Company recorded imputed interest of $1,076 and $1,075 during the year ended May 31, 2018 and 2017 on related party payables due to a director and officer of the Company.

Common Stock

Year ended May 31, 2018:

Stock Issued for Services

On July 13, 2017, the Company issued 24,000 shares of common stock to a consultant in exchange for a $6,000 accrued liability for services previously provided.  This resulted in a gain on the settlement of accounts payable in the amount of $3,480.

On March 2, 2018, the Company issued 350,000 shares of common stock to a consultant pursuant to the terms of a consulting agreement.  The shares issued for services were valued on the date of grant at $261,800.

On February 8, 2018, the Company agreed to issue 31,250 shares of common stock to a consultant. The shares were valued at $25,313, and are recorded on the balance sheet as stock payable. These shares have not been issued as of May 31, 2018.

During the year ended May 31, 2018, the Company agreed to issue 600,000 shares of common stock to an officer. These shares were valued at $213,321, and are recorded on the balance sheet as stock payable. These shares have not been issued as of May 31, 2018.

Stock Issued upon Note Conversion

On March 12, 2018, pursuant to the Omnibus Loan Agreement, related party convertible noteholders converted principal and interest in the aggregate amount of $1,421,356 and $197,090, respectively, into a total of 5,179,028 shares of common stock.

Stock Issued for Note Exchange

On September 20, 2017, the Company entered into an Exchange Agreement, whereby it agreed to exchange the April 2015 Note for 1,500,000 shares of its common stock valued at $510,000. The holder of the April 2015 Note had previously sold it for $105,219, which represented the balance due by the Company, to StarForce Media, Inc., an entity that is not affiliated with the Company.  The Company recognized a loss on this exchange in the amount of $404,082, which was charged to operations during the year ended May 31, 2018.

On September 25, 2017, the Company entered into an Exchange Agreement, whereby it agreed to exchange the 8% Note for 4,500,000 shares of its common stock valued at $1,844,035. The Company recognized a loss on this exchange in the amount of $989,032, which was charged to operations during the year ended May 31, 2018.

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

On February 7, 2018, the Company received gross proceeds of $1,087,500 from the WestPark Offering, of which $146,975 were expenses, resulting in net proceeds of $940,525, from the sale of 870,000 units.

On February 21, 2018, the Company received additional gross proceeds of $100,000 from the WestPark Offering, of which $28,100 were expenses, resulting in net proceeds of $71,900, from the sale of 80,000 units.

On February 28, 2018, the Company received additional gross proceeds of $81,250 from the WestPark Offering, of which $12,148 were expenses, resulting in net proceeds of $69,102, from the sale of 65,000 units.

On March 29, 2018, the Company received additional gross proceeds of $441,563 from the WestPark Offering, of which $62,172 were expenses, resulting in net proceeds of $379,390, from the sale of 353,250 units.

During the year ended May 31, 2018, the Company incurred offering costs of $249,397. The offering costs were charged to additional paid in capital during the year ended May 31, 2018.

Additional Paid-in-Capital

During the year ended May 31, 2018, the Company recorded a discounts on convertible notes payable relating to the beneficial conversion feature in the amount of $1,758,741.

During the year ended May 31, 2018, the Company recorded a settlement of derivative liabilities in the amount of $442,775.

Year ended May 31, 2017:

Stock Issued for Services

In May 2017, the Company agreed to issue 25,000 shares of common stock with a fair value of $3,250 to a service provider. At May 31, 2017, these shares had not been issued, and the amount of $3,250 is included in stock payable on the Company’s balance sheet.

Additional Paid-in-Capital

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

Stock Issued upon Note Conversions

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

Warrants

On November 15, 2017, in connection with the Company’s sale of a convertible debenture, the Company issued FirstFire Global Opportunities Fund, LLC (“FirstFire”) a three-year common stock purchase warrant to purchase 350,000 shares of the Company’s common stock at an initial exercise price of $0.75 per share.  These warrants were valued at $123,950 and were charged to operations during the twelve months ended May 31, 2018.

On February 9, 2018, in connection with the Company’s sale of a convertible debenture, the Company issued Darling Capital, LLC (“Darling”) a three-year common stock purchase warrant to purchase 400,000 shares of the Company’s common stock at an initial exercise price of $0.75 per share.  These warrants were valued at $313,128 and were charged to operations during the twelve months ended May 31, 2018.

On February 16, 2018, in connection with the Company’s sale of a convertible debenture, the Company issued Efrat Investments, LLC (“Efrat”) a three-year common stock purchase warrant to purchase 40,000 shares of the Company’s common stock at an initial exercise price of $0.75 per share.  These warrants were valued at $32,076 and were charged to operations during the twelve months ended May 31, 2018.

On February 26, 2018, in connection with the Company’s sale of a convertible debenture, the Company issued David Lamadrid a three-year common stock purchase warrant to purchase 25,000 shares of the Company’s common stock at an initial exercise price of $0.75 per share.  These warrants were valued at $18,794 and were charged to operations during the twelve months ended May 31, 2018.

On March 2, 2018, the Company issued three-year common stock purchase warrants to purchase an aggregate of 412,500 shares of the Company’s common stock at an exercise price of $0.75 per share to consultants.  These warrants were value at $294,173 and were changed to operations during the twelve months ended May 31, 2018.

On March 29, 2018, the Company issued three-year common stock purchase warrants to purchase an aggregate of 353,250 shares of the Company’s common stock at an exercise price of $0.75 per share, to investors in the WestPark Offering.

On May 9, 2018, in connection with the Amendment to the FirstFire Note, the Company amended the FirstFire three-year common stock purchase warrant to provide that the holder could purchase an additional 25,000 shares of the Company’s common stock at an initial exercise price of $0.75 per share.  These additional warrants were valued to $15,977 and were charge to operations during the twelve months ended May 31, 2018.

On May 14, 2018, in connections with the Company’s sale of a convertible debenture, the Company issued YA II PN, Ltd. a five-year common stock purchase warrant to purchase 1,875,000 shares of the Company’s common stock at an initial exercise price of $0.60 per share.  These warrants were valued at $1,300,545 and were charged to operations during the twelve months ended May 31, 2018.

As of May 31, 2018, the Company was obligated to issue a five-year warrant to purchase 205,238 of the Company’s units at an exercise price of $1.25 per unit (the “Unit Warrants”) to WestPark Capital, Inc., the placement agent for the WestPark Offering.  Each unit consists of four shares of common stock and one warrant to purchase a share of common stock for $0.75 per share.  The Unit Warrants are part of the placement agent’s compensation pursuant to the placement agent agreement.  The Unit Warrant were valued at $503,655, which amount was charged to operations during the twelve months ended May 31, 2018.

The following table summarizes the significant terms of warrants outstanding at May 31, 2018. These warrants were granted as part of financing agreements. This table includes the 205,238 Unit Warrants:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.75	2,825,988	3.33	$0.75	2,825,988	$0.75
0.60	1,875,000	4.96	0.60	1,875,000	0.60
	4,700,988	3.98	0.69	4,700,988	0.69

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2017	-	$-
Granted	4,700,988	$0.69
Exercised	-	$-
Cancelled / Expired	-	$-
Warrants outstanding at May 31, 2018	4,700,988	$0.69

NOTE 13 – INCOME TAXES

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

As of May 31, 2018 and 2017, the Company had incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	May 31,	May 31,
	2018	2017
Federal and state statutory rate	34%	34%
Net operating loss carry forwards	2,790,481	1,386,438
Valuation allowance for deferred tax assets	(2,790,481)	(1,386,438)
Net deferred tax assets	-	-

As of May 31, 2018 and 2017, the Company had net operating loss carry forwards of approximately $2,790,481 and $1,386,438 available to offset future taxable income.  The net operating loss carry forwards, if not utilized, will begin to expire in 2037.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at May 31, 2018 and 2017.  The Company had no uncertain tax positions as of May 31, 2018.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease Arrangement

In connection with the Colorado Arrangement, on April 17, 2015, pursuant to an Industrial Lease Agreement (the “Lease”), CLS Labs Colorado leased 14,392 square feet of warehouse and office space (the “Leased Real Property”) in a building in Denver, Colorado where certain intended activities, including growing, extraction, conversion, assembly and packaging of cannabis and other plant materials, are permitted by and in compliance with state, city and local laws, rules, ordinances and regulations. The Lease had an initial term of seventy-two (72) months and provided CLS Labs Colorado with two options to extend the term of the lease by up to an aggregate of ten (10) additional years.  In August 2017, as a result of the Company’s decision to suspend its proposed operations in Colorado, CLS Labs Colorado asked its landlord to be relieved from its obligations under the Lease, but the parties have not yet reached an agreement on how to proceed.

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease.  These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of May 31, 2018.

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs’ common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.  On April 28, 2015, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed that following the merger of CLS Labs and a subsidiary of the Company, in addition to his obligations to CLS Labs, he would serve the Company and its subsidiaries in such roles as the Company may request.  In exchange, the Company agreed to assume the obligations of CLS Labs to grant Mr. Binder annual stock options, as referenced above.  Mr. Binder continues to receive an annual salary of $150,000 from CLS Labs for serving as its Chairman, President and Chief Executive Officer.  Mr. Binder has deferred all of the salary payable to him under his employment agreement through February 28, 2018.  On July 20, 2016, March 31, 2017, August 23, 2017, October 9, 2017, January 5, 2018 and April 6, 2018, the Company issued Mr. Binder convertible notes in exchange for $250,000, $112,500, $62,500, $39,521, $37,500 and $37,500 respectively, in deferred salary, among other amounts owed to Mr. Binder by the Company.  As of May 31, 2018 and May 31, 2017, the Company had accrued compensation due to Mr. Binder in the amount of 37,500 and $37,500.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett received a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, valued at $327,500, which became fully vested one year from the effective date of the agreement. Mr. Bonsett, as an owner of Picture Rock Holdings, LLC (“PRH”), will indirectly receive the benefits of the Colorado Arrangement discussed in Note 12. The business to be operated by PRH pursuant to the Colorado Arrangement has not yet produced revenues. Mr. Bonsett agreed to defer his salary effective July 1, 2017; at May 31, 2018, the Company had accrued compensation due to Mr. Bonsett in the amount of $37,500. On October 1, 2017, the Company and Mr. Bonsett, the Company’s Chief Operating Officer, mutually agreed to end his employment with the Company.  Mr. Bonsett may provide consulting services to the Company in the future on an as needed basis.

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

At May 31, 2018 and 2017, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at May 31, 2018 and 2017.

	May 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,265,751	$1,265,751

	May 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$95,276	$95,276

The estimated fair values of the Company’s derivative liabilities are as follows:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of May 31, 2016	$418,537

Issuances	600,564

Convert or Redeem	(612,850)

Revaluation gain	(310,975)

Balance as of May 31, 2017	$95,276

Issuances	3,671,505

Convert or Redeem	(2,696,755)

Revaluation loss	195,725

Balance as of May 31, 2018	$1,265,751

NOTE 16 – SUBSEQUENT EVENTS

On June 12, 2018, the Company received a conversion notice from a note holder requesting the conversion of $550,000 in principal and $15,000 of accrued interest into 1,808,000 shares of common stock.

On June 20, 2018, the Company executed an agency agreement with Canaccord Genuity Corp. and closed on a private offering of its special warrants for aggregate gross proceeds of CD$13,037,859 (USD$9,988,173).  In connection therewith, the Company also entered into a special warrant indenture and a warrant indenture with Odyssey Trust Company, as special warrant agent and warrant agent.

Pursuant to the offering, the Company issued 28,973,019 special warrants at a price of CD$0.45 (USA$0.34) per special warrant.  Each special warrant is automatically exercisable, for no additional consideration, into units of the Company on the earlier of: (i) the date that is five business days following the date on which the Company obtains a receipt from the applicable securities regulatory authorities in each of the jurisdictions in Canada in which the special warrants were sold for a final prospectus qualifying the distribution of the units, which is intended to be no later than August 31, 2018, and (ii) the date that is four months and one day after the completion of the Company's acquisition of all of the membership interests in Alternative Solutions, LLC, known as Oasis Cannabis.

Upon exercise of the special warrants, each unit shall consist of one share of the Company's common stock and one warrant to purchase one share of common stock.  Each warrant will be exercisable at a price of CD$0.65 for three years after the Company's common stock is listed on a recognized Canadian stock exchange, subject to adjustment in certain events.  If the Company has not received a receipt from the applicable Canadian securities authorities for the qualifying prospectus by August 19, 2018, the unexercised special warrant will thereafter generally entitle the holder to receive 1.1 units instead of one unit of the Company.

In connection with the offering, the Company paid a cash commission equal to CD$1,043,028 (USD$799,053), a corporate finance fee equal to 1,448,651 special warrants, and 2,317,842 compensation warrants. Each compensation warrant entitles the holder thereof to acquire one unit at a price of CD$0.45 per unit for a period of 36 months from the date that the Company's common stock is listed on a recognized Canadian stock exchange, subject to adjustment in certain events.

On June 27, 2018, the Company closed on the purchase of the remaining 90% of the membership interests of Alternative Solutions and its three operating subsidiaries (the “Oasis LLCs”).  The closing occurred pursuant to the Acquisition Agreement dated December 4, 2017, as amended.  On such date, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $6,200,000, a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 22,058,823 shares of its common stock. The Oasis Note bears interest at the rate of 6% per annum.  The Oasis Note may be prepaid at any time without penalty.  The Oasis Note is secured by all of the membership interests in Alternative Solutions and the Oasis LLCs and by the assets of the Oasis LLCs.  The Company also applied for regulatory approval to own the additional 90% in membership interests in the Oasis LLCs, which it expects to receive in due course.  The change of ownership in the Oasis LLCs to the Company will be recorded upon receipt of such regulatory approvals.

On July 24, 2018, the Company awarded Star Associates, LLC, a limited liability company owned by Andrew Glashow, a director of the Company, a cash payment in the amount of $250,000 and 700,000 restricted shares of the Company’s common stock in recognition of Mr. Glashow’s efforts, through Star Associates, in successfully assisting the Company in negotiating and obtaining the financing necessary to acquire Alternative Solutions, LLC.

On July 24, 2018, the Company and Mr. David Lamadrid, its President and Chief Financial Officer, mutually agreed to terminate the employment agreement dated December 1, 2017 between the Company and Mr. Lamadrid (the "Employment Agreement") effective July 13, 2018.  Mr. Lamadrid resigned as President and Chief Financial Officer effective as of July 13, 2018. The parties further agreed that neither party would have any further obligations under the Employment Agreement after such date.  The Company also agreed to release Mr. Lamadrid from his non-competition obligations under the Confidentiality, Non-Compete and Property Rights Agreement dated November 30, 2017 between the parties (the "Confidentiality Agreement").  The balance of the terms of the Confidentiality Agreement remain in full force and effect.

On July 27, 2018, the Company announced the appointment of Frank J. Tarantino as its Chief Financial Officer, effective August 1, 2018. In connection with his employment, the Company awarded Mr. Tarantino 25,000 shares of restricted common stock, which vests four months after the date he commenced his employment with the Company.

Mr. Benjamin Sillitoe was appointed to serve as the Chief Executive Officer of CLS Nevada, Inc. commencing on July 1, 2018. On July 31, 2018, CLS Nevada, Inc. and Mr. Sillitoe entered into a one-year employment agreement. Under the agreement, Mr. Sillitoe is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of CLS Nevada, Inc.’s annual EBITDA, and annual restricted stock awards of the Company’s common stock in an amount equal to 3% of CLS Nevada, Inc.’s annual EBITDA. Additionally, Mr. Sillitoe is entitled to a one-time signing bonus of 500,000 shares of restricted common stock of the Company, which shall become fully vested one year from the effective date of this agreement assuming Mr. Sillitoe remains employed by the Company on such date. Effective July 1, 2018, and in connection with the employment agreement, Mr. Sillitoe and the Company entered into a Confidentiality, Non-Compete and Proprietary Rights Agreement. Pursuant thereto, Mr. Sillitoe agreed (i) not to compete with the Company or CLS Nevada, Inc. during the term of his employment and, unless he is terminated without cause, for a period of one year thereafter, (ii) not to release or disclose the Company’s or CLS Nevada, Inc.’s confidential information, and (iii) to assign the rights to all work product to the CLS Nevada, Inc., among other terms.

Mr. Don Decatur was appointed to serve as CLS Nevada, Inc.’s Chief Operating Officer commencing on July 1, 2018.  CLS Nevada, Inc. and Mr.  Decatur entered into a one-year employment agreement on July 31, 2018.  Under the agreement, Mr. Decatur is entitled to receive an annual salary of $150,000.  Further, he is entitled to receive a performance bonus equal to 2% of CLS Nevada, Inc.’s annual EBITDA, and annual restricted stock awards of the Company’s common stock in an amount equal to 3% of CLS Nevada, Inc.’s annual EBITDA.  Additionally, Mr. Decatur is entitled to a one-time signing bonus of 50,000 shares of restricted common stock of the Company, which shall become fully vested one year from the effective date of the agreement assuming Mr. Decatur remains employed by the Company on such date. Effective July 1, 2018, and in connection with the employment agreement, Mr. Decatur and the Company entered into a Confidentiality, Non-Compete and Proprietary Rights Agreement. Pursuant thereto, Mr. Decatur agreed (i) not to compete with the Company or CLS Nevada, Inc during the term of his employment and, unless he is terminated without cause, for a period of one year thereafter, (ii) not to release or disclose the Company’s or CLS Nevada, Inc.’s confidential information, and (iii) to assign the rights to all work product to CLS Nevada, Inc., among other terms.

Effective July 31, 2018, the Company, entered into a subscription agreement with Navy Capital Green International, Ltd., a British Virgin Islands limited company (“Navy Capital”), pursuant to which the Company agreed to sell to Navy Capital, for a purchase price of $3,000,000, 7,500,000 Units ($0.40 per unit), representing (i) 7,500,000 shares of the Company’s Common Stock, and (ii) three-year warrants to purchase an aggregate of 7,500,000 shares of our Common Stock (the “Warrant Shares”) at an exercise price of $0.60 per share of Common Stock.  The closing occurred on August 6, 2018.  In the subscription agreement, the Company also agreed to file, on or before November 1, 2018, a registration statement with the SEC registering the shares of Common Stock and Warrant Shares issued to Navy Capital. If the Company fails to file the registration statement on or before that date, the Company must issue to Navy Capital an additional number of units equal to ten percent (10%) of the units originally subscribed for by Navy Capital (which will include additional warrants at the original exercise price). The warrant is exercisable from time to time, in whole or in part for three years. The warrant has anti-dilution provisions that provide for an adjustment to the exercise price in the event of a future sale of Common Stock at a lower price, subject to certain exceptions as set forth in the warrant. The warrant also provides that it is callable at any time after the bid price of the Company’s Common Stock exceeds 120% of the exercise price of the warrant for a period of 20 consecutive business days.

On August 6, 2018, the Company issued a convertible promissory note to Newcan, an entity owned by Frank Koretsky, a director of the Company, in the amount of $75,000.00 (the “Newcan Convertible Note 8”), to finalize the terms of repayment with respect to a certain loan made to the Company by Newcan on May 4, 2018. The Newcan Convertible Note 8 is unsecured and bears interest at the rate of 10% per annum. No payments are required until October 1, 2019, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on January 1, 2020. The Notes may be prepaid by the Company with no penalty at any time upon thirty days written notice. The holder of the Newcan Convertible Note 9 may, at any time prior to payment or prepayment in full, convert all principal and accrued interest thereunder, in whole or in part, into securities of the Company. For each $0.40 converted, the holder will receive one share of the Company’s Common Stock.

Between August 8, 2018 and August 10, 2018, the Company entered into five subscription agreements, pursuant to which the Company sold, for an aggregate purchase price of $2,750,000, 6,875,000 Units ($0.40 per unit), representing (i) 6,875,000 shares of the Company’s Common Stock, and (ii) three-year warrants to purchase an aggregate of 6,875,000 shares of the Company’s Common Stock (the “Warrant Shares”) at an exercise price of $0.60 per share of Common Stock.  The subscription agreements require the Company to file, on or before November 1, 2018, a registration statement with the SEC registering the shares of Common Stock and Warrant Shares issued to the Navy Capital Investors. If the Company fails to file the registration statement on or before that date, the Company must issue to the Navy Capital Investors an additional number of units equal to ten percent (10%) of the units originally subscribed for by each Navy Capital Investor (which will include additional warrants at the original exercise price). The warrants are exercisable from time to time, in whole or in part for three years. The warrants have anti-dilution provisions that provide for an adjustment to the exercise price in the event of a future sale of Common Stock at a lower price, subject to certain exceptions as set forth in the warrant. The warrants also provide that they are callable at any time after the bid price of the Company’s Common Stock exceeds 120% of the exercise price of the warrants for a period of 20 consecutive business days.

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

●         We did not establish a formal written policy for the approval, identification and authorization of related party transactions

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

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Upon CLS Labs’ acquisition of a majority interest in the Company on November 12, 2014, Jeffrey I. Binder, the Chairman and Chief Executive Officer of CLS Labs, was appointed Chairman, President and Chief Executive Officer of the Company, and Michael Abrams, the former Chief Operating Officer of CLS Labs, was appointed the Chief Operating Officer of the Company. Effective August 15, 2015, Mr. Abrams resigned as Chief Operating Officer of the Company and was replaced by Alan Bonsett. Mr. Binder and Mr. Bonsett remain the only two employees of the Company. Mr. Binder and Frank Koretsky are the directors of the Company.

Below are the names of and certain information, including business experience during the past five years, regarding our current executive officers and directors:

Name	Age	Title	Term Expires
Jeffrey Binder	72	Chairman, President, Chief Executive Officer and Director	2017*
Frank Koretsky	56	Director	2016*
Andrew Glashow	54	Director	2018
Frank J. Tarantino	59	Chief Financial Officer	--
Benjamin Sillitoe	41	Chief Executive Officer of CLS Nevada, Inc.	--
Don Decatur	35	Chief Operating Officer of CLS Nevada, Inc.	--

*     Messrs. Binder and Koretsky continue to serve as directors until such time as we hold an annual meeting to either re-elect them or elect another person in their stead.

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

Andrew Glashow, Director

Mr. Glashow is a founding partner of New World Merchant Partners, LLC, a strategic and advisory firm, and has served as a Managing Director since its inception in 2008. Mr. Glashow specializes in advising with respect to microcap transactions in the $5 million to $50 million range. He has in excess of twenty years of experience in the capital markets and in all phases of business start-up and growth, including feasibility studies, business plans, equity and debt funding, private placements, reverse mergers and IPOs. Mr. Glashow has worked with many investment-banking firms and maintains close relationships with decision makers at several of them. Prior to founding New World Merchant Partners, he was a partner in STAR Associates, a corporate finance firm specializing in the placement of capital for small and emerging growth companies. Mr. Glashow has served as CEO and President of multiple companies, which he helped capitalize. Mr. Glashow is a graduate of the University of New Hampshire’s Whittemore School of Business and Economics.

Frank J. Tarantino, Chief Financial Officer

Mr. Tarantino was appointed to serve as our Chief Financial Officer commencing on August 1, 2018. He has more than 10 years of executive management experience in private companies. Mr. Tarantino was the Controller and Acting CFO of Ira Green Holdings, Inc., a manufacturer, distributor and retailer of insignia and tactical products to all branches of the U.S. military, during 2017. Between 2015 and 2016, Mr. Tarantino served as the CFO at Duto Textiles, one of the largest dyers, printers, finishers and distributors of fabric and textile products in the United States. From 2008 until 2015, Mr. Tarantino was COO/CFO of Wild Things, LLC, a manufacturer of extreme, cold weather clothing and climbing gear used primarily by elite mountain climbers and the US Military, where he managed all financial functions, all aspects of operations, assisted with the creation, development and production of the WT Tactical® military clothing layering system, developed and implemented the WT Tactical® fire retardant military clothing line, and implemented an operating system which resulted in the consolidation of all design, purchasing, production management and financial functions. Mr. Tarantino earned a Bachelor of Science in Business Administration with a double major in Accounting and Finance from Babson College and is a Certified Public Accountant. Between 1983 and 1986, he worked for the accounting firm of Coopers & Lybrand, now PricewaterhouseCoopers, in the audit division.

Benjamin Sillitoe, Chief Executive Officer of CLS Nevada, Inc.

Mr. Sillitoe, 41, was appointed to serve as Chief Executive Officer of CLS Nevada, Inc. commencing on July 1, 2018. Mr. Sillitoe co-founded Oasis Cannabis Center, LLC, a premier cannabis dispensary, in 2014 where he first served as the Finance Director and then as its CEO beginning in 2015. CLS acquired all of the membership interests in Alternative Solutions, L.L.C., the owner of Oasis Cannabis Center, LLC, in June 2018. Mr. Sillitoe has been a leader in the local Las Vegas cannabis industry since its inception, having served on the Board of Directors for the Nevada Dispensary Association, the largest cannabis trade association in Nevada, for over two years. Between 2012 and 2014, Mr. Sillitoe was the Finance Director of Proficio Mortgage, a subsidiary of Proficio Bank. Mr. Sillitoe earned a Bachelor of Science in Business Administration with a major in Managerial Finance from the University of Las Vegas.

Don Decatur, Chief Operating Officer of CLS Nevada, Inc.

Mr. Decatur was appointed to serve as the Chief Operating Officer of CLS Nevada, Inc. commencing on July 1, 2018. Prior to this appointment, Mr. Decatur was the Director of Operations of Alternative Solutions, L.L.C., which CLS acquired in June 2018. Between 2015 and 2016, Mr. Decatur was the Director of Product Development for Nevada Medical Group, LLC, d/b/a Body and Mind (BaM), a cannabis company. From 2010 until 2015, Mr. Decatur owned and served as CEO of SinCity Style, LLC, a cannabis merchandise and apparel company. Mr. Decatur has over 18 years of experience in the cannabis and horticulture business. He is responsible for the creation of numerous strains of cannabis, has won numerous industry awards, and has been honored by High Times magazine for creating two “Top Ten Strains of the Year”.

Our amended and restated articles of incorporation provide that the board of directors be divided into three classes with each class serving a staggered three-year term. The term of Class I expires at our 2018 annual meeting, the term of Class II expired at our 2016 annual meeting, and the term of Class III expires at our 2017 annual meeting. Andrew Glashow serves as the sole member of Class I, Frank Koretsky serves as the sole member of Class II and Jeffrey Binder serves as the sole member of Class III. We did not hold a 2015, 2016 or 2017 annual meeting due to our desire to conserve cash and focus on financing the Company.  As a result, Messrs. Koretsky and Binder are continuing to serve as our Class II and Class III directors since their successors have not been elected. We anticipate that we will hold an annual meeting during 2018 to elect directors. Executive officers are appointed by the board of directors and serve at its pleasure. None of our directors are independent, as that term is defined by Nasdaq rules.  None of our directors is a financial expert, as that term is defined by the SEC.

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

Board of Directors and Corporate Governance

Upon the closing of the Merger, Frank Koretsky was appointed to our board of directors. The board currently consists of three (3) members and is divided into three classes with each class of directors serving a staggered three-year term. Frank Koretsky’s term as a director expired in 2016, and Jeff Binder’s term expired in 2017, but each of them continues to hold office until his successor is elected.  Andrew Glashow holds office until our 2018 annual meeting.

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

Code of Ethics

In order to conserve cash and because we only recently commenced earning revenue, we have not adopted a written code of ethics. Nevertheless, the board of directors expects to adopt a code of ethics shortly that is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended May 31, 2018, Mr. Jeffrey I. Binder, one of our officers and directors, failed to file two Form 4s on a timely basis.  Each Form 4 reflected one transaction in our securities. In addition, during the year ended May 31, 2018, Mr. Frank Koretsky, one of our directors, failed to file two Form 4s on a timely basis.  Each Form 4 reflected one transaction in our securities.  Also during the year ended May 31, 2018, Mr. Lamadrid, our former Chief Financial Officer, failed to file one Form 4 on a timely basis.  This Form 4 reflected two transactions.

Item 11.  Executive Compensation.

As a smaller reporting company, we are required to disclose the executive compensation of our named executive officers, which consist of the following individuals, for the fiscal years ended May 31, 2017 and May 31, 2018, respectively: (i) any individual serving as our principal executive officer or acting in a similar capacity, during the fiscal year ended May 31, 2018; (ii) the two other most highly compensated executive officers of the Company serving as executive officers at the end of the most recently completed fiscal year; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the most recently completed fiscal year.

Summary Compensation Table

The following table discloses compensation paid or to be paid to our named executive officers for the fiscal years ended May 31, 2017 and May 31, 2018, respectively.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Jeffrey Binder,	2018	150,000	—	—	—	—	—	150,000
Chairman, and Chief Executive Officer(1)	2017	150,000	—	—	—	—	—	150,000

David Lamadrid, President and Chief Financial Officer (2)	2018	87,500	–––	(3)	–––	–––	---	87,500

1

Although Mr. Binder’s employment agreement provides for an annual salary of $150,000 per annum; through February 28, 2018,, he deferred all compensation from the Company, including the referenced salary, which has been transferred to convertible promissory notes due to him.

2

Mr. Lamadrid and the Company entered into an employment agreement effective December 1, 2017 and he was appointed President and Chief Financial Officer of the Company effective December 1, 2017. Mr. Lamadrid resigned effective July 13, 2018.

3

Pursuant to the terms of his employment agreement, Mr. Lamadrid was to be issued 500,000 shares of restricted common stock on December 1, 2017, the effective date of the employment agreement. In July 2018, in connection with his separation, the Company and Mr. Lamadrid agreed to issue him 600,000 shares of common stock in satisfaction of this obligation as well as other obligations the Company had or allegedly had to issue him common stock.

Narrative Disclosure to Summary Compensation Table

We currently do not have a stock option plan or any other incentive plan that provides for compensation intending to serve as an incentive for performance except as provided in the employment agreements of Messrs. Binder, Sillitoe and Decatur.

The following is a narrative discussion of our officers’ employment agreements that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table with respect to fiscal years 2018 and 2017, and which relates to executive officers we hired after the end of the most recent fiscal year.

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

On July 24, 2018, the Company and Mr. Lamadrid, its President and Chief Financial Officer, mutually agreed to terminate the employment agreement dated December 1, 2017 between CLS and Mr. Lamadrid effective July 13, 2018. Mr. Lamadrid resigned as President and Chief Financial Officer effective as of July 13, 2018. The parties further agreed that neither party would have any further obligations under the employment agreement after such date. In connection with such separation, we agreed, among other provisions, to issued Mr. Lamadrid 600,000 shares of our common stock in full satisfaction of all obligations we had or allegedly had to issue him common stock for any reason, including the obligation to issue him restricted stock under his employment agreement. We also agreed to release Mr. Lamadrid from his non-competition obligations under the Confidentiality, Non-Compete and Property Rights Agreement dated November 30, 2017 between the parties. The balance of the terms of the confidentiality agreement will remain in full force and effect.

On July 31, 2018, CLS Nevada, Inc. and Mr. Sillitoe entered into a one-year employment agreement. Pursuant to the agreement, Mr. Sillitoe commenced serving as CLS Nevada’s Chief Executive Officer effective July 1, 2018. Under the agreement, Mr. Sillitoe is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of CLS Nevada’s annual EBITDA, and annual restricted stock awards of the Company’s’ common stock in an amount equal to 3% of CLS Nevada’s annual EBITDA. Additionally, Mr. Sillitoe is entitled to a one-time signing bonus of 500,000 shares of restricted common stock of the Company, which shall become fully vested one year from the effective date of this agreement assuming Mr. Sillitoe remains employed by CLS Nevada on such date. Effective July 1, 2018, and in connection with the employment agreement, Mr. Sillitoe and the Company entered into a Confidentiality, Non-Compete and Proprietary Rights Agreement. Pursuant thereto, Mr. Sillitoe agreed (i) not to compete with the Company or CLS Nevada during the term of his employment and, unless he is terminated without cause, for a period of one year thereafter, (ii) not to release or disclose the Company’s or CLS Nevada’s confidential information, and (iii) to assign the rights to all work product to CLS Nevada, among other terms.

CLS Nevada and Mr. Decatur entered into a one-year employment agreement on July 31, 2018. Pursuant to the agreement, Mr. Decatur commenced serving as CLS Nevada’s Chief Operating Officer on July 1, 2018. Under the agreement, Mr. Decatur is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of CLS Nevada’s annual EBITDA, and annual restricted stock awards of the Company’s common stock in an amount equal to 3% of CLS Nevada’s annual EBITDA. Additionally, Mr. Decatur is entitled to a one-time signing bonus of 50,000 shares of restricted common stock of the Company, which shall become fully vested one year from the effective date of the agreement assuming Mr. Decatur remains employed by CLS Nevada on such date. Effective July 1, 2018, and in connection with the employment agreement, Mr. Decatur and the Company entered into a Confidentiality, Non-Compete and Proprietary Rights Agreement. Pursuant thereto, Mr. Decatur agreed (i) not to compete with the Company or CLS Nevada during the term of his employment and, unless he is terminated without cause, for a period of one year thereafter, (ii) not to release or disclose the Company’s or CLS Nevada’s confidential information, and (iii) to assign the rights to all work product to CLS Nevada, among other terms.

Outstanding Equity Awards at May 31, 2018

None of our named executive officers had any outstanding stock options or unvested equity awards as of May 31, 2018, except Mr. Lamadrid who had 500,000 shares of restricted stock (pursuant to his employment agreement) and the right to receive up to an additional 500,000 shares of stock (related to the Oasis Cannabis acquisition) outstanding as of May 31, 2018. Effective July 13, 2018, we entered into a severance agreement with Mr. Lamadrid and, as one of the terms thereof, issued him 600,000 shares of our common stock in full satisfaction of any and all obligations we had to issue him common stock.

Director Compensation

To date, we have not paid our directors any compensation for services on our board of directors.  Our directors are, however, entitled to receive compensation as determined by the board of directors. On July 24, 2018, which was after the end of the fiscal year, we awarded Star Associates, LLC, a limited liability company owned by Andrew Glashow, a director of CLS, a cash payment in the amount of $250,000 and 700,000 restricted shares of CLS’ common stock in recognition of Mr. Glashow’s efforts, through Star Associates, in successfully assisting us over the past year in negotiating and obtaining the financing necessary to acquire Alternative Solutions, L.L.C.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of August 22, 2018 by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Our only class of voting securities is our common stock. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement. To our knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. There were 75,425,207 shares of common stock issued and outstanding on August 22, 2018.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o CLS Holdings USA, Inc., 11767 S. Dixie Hwy, Suite 115, Miami, FL 33156.  Pursuant to SEC rules, we have included common stock that the person has the right to acquire within 60 days from August 22, 2018.

Officers and Directors

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class
Common Stock	Jeffrey I. Binder	9,082,415	(2)	11.95%
Common Stock	David Lamadrid	728,989	(3)	*
Common Stock	Frank Koretsky	20,107,101	(4)	25.78%
Common Stock	Andrew Glashow	700,000	(5)	*
	All directors and executive officers as a group (7 persons)	32,853,599		41.78%

* Indicates ownership of less than 1% of the outstanding shares of the Company’s common stock.

1

Except as otherwise indicated, to our knowledge, the persons named in this table have sole voting, investment and dispositive power with respect to all shares of common stock listed. Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

2

Includes (i) 8,473,527 shares of our common stock directly held by Mr. Binder; (ii) 120,000 shares of our common stock issuable upon the conversion of a convertible promissory note held by Mr. Binder that is presently convertible, but excludes shares issuable upon conversion of interest accrued under such note; and (iii) 488,888 shares issuable upon the exercise of 222,222 special warrants which will be deemed to be automatically exercised on behalf of, and without any further action or payment required on the part of Mr. Binder, at 5:00 p.m. (Toronto time) on the date that is the earlier of: (a) the fifth business day after the date a receipt is issued for a final prospectus qualifying the distribution of the shares and the warrants by the securities regulatory authorities in the provinces of British Columbia, Alberta, Manitoba and Ontario; and (b) October 28, 2018.

3

Includes (i) 703,989 shares of our common stock held directly by Mr. Lamadrid, our former President and Chief Financial Officer, and 25,000 shares issuable upon exercise of a warrant that is currently exercisable.

4

Includes (i) 12,276,253 shares of our common stock directly held by Mr. Koretsky; (ii) 2,397,140 shares of common stock issuable upon the exercise of 1,089,609 special warrants which will be deemed to be automatically exercised on behalf of, and without any further action or payment required on the part of Mr. Koretsky, at 5:00 p.m. (Toronto time) on the date that is the earlier of: (a) the fifth business day after the date a receipt is issued for a final prospectus qualifying the distribution of the shares and the warrants by the securities regulatory authorities in the provinces of British Columbia, Alberta, Manitoba and Ontario; and (b) October 28, 2018; (iii) 5,246,208 shares of our common stock held of record by Newcan Investment Partners LLC (“Newcan”); and (iv) 187,500 shares of our common stock issuable upon the conversion of a convertible promissory note held by Newcan Investment Partners LLC (“Newcan”) that is presently convertible, but excludes shares issuable upon conversion of interest accrued under such note. Mr. Koretsky is the beneficial owner and has voting and investment power over the securities held by Newcan.

5

Represents shares of our common stock held of record by Star Associates, LLC, an entity wholly owned by Mr. Glashow. Mr. Glashow is the beneficial owner of Star Associates, LLC and has voting and investment power over the securities held by Star Associates, LLC.

5% or Greater Shareholders

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class
Common Stock	VJRA Corp. 516 SW 13th Street, Suite 201, Bend, OR 97702	4,500,000	(2)	5.97%

Common Stock	Newcan Investment Partners LLC 16047 Collins Avenue, Apt. 503, Sunny Isles, FL 33160	5,433,708	(3)	7.19%

Common Stock	Cede & Co. P.O. Box 20, Bowling Green Station, New York, NY 10274	7,893,302		10.47%

Common Stock	ILJ, LLC 10120 W. Flamingo Rd., Suite 4333, Las Vegas, NV 89135	13,644,293	(4)	18.09%

Common Stock	Raymond Keller
	27220 JC Lane, Bonita Springs, FL 34135	5,000,000		6.63%

1

Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

2	VJRA Corp is an Oregon corporation, of which Ross Silver is the principal.

3

Includes (i) 5,246,208 shares of our common stock held directly by Newcan, which is wholly owned by Mr. Koretsky; and (ii) 187,500 shares of our common stock issuable upon the conversion of a convertible promissory note held by Newcan that is presently convertible, but excludes shares issuable upon conversion of interest accrued under such note.

4	ILJ, LLC is an entity managed by Todd Swanson, a former manager of Alternative Solutions L.L.C., which we acquired on June 27, 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

David Lamadrid Note

On February 26, 2018, we entered into a securities purchase agreement with David Lamadrid, (“Lamadrid”), our former President and Chief Financial Officer, whereby Mr. Lamadrid agreed to purchase a 8% convertible promissory note in the aggregate principal amount of $31,250 (the “Lamadrid Note”) from us due, subject to the terms therein, eighteen (18) months from the date of issuance.

Mr. Lamadrid could, at his option, convert all or a portion of the Lamadrid Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.3125 per share. On the closing date, we also issued Mr. Lamadrid a three-year common stock purchase warrant to purchase 25,000 shares of our common stock at an initial exercise price of $0.75 per share.

On August 21, 2018, we received a conversion notice from Mr. Lamadrid notifying us that he had converted $31,250 in principal and $1,247 of accrued interest into 103,989 shares of our common stock.

Koretsky and Affiliate Notes

Between August 11, 2015 and May 31, 2017, we borrowed an aggregate of $1,657,000 from Frank Koretsky, a director of the Company, and $150,000 from CLS CO 2016, LLC and $465,000 from Newcan Investment Partners, LLC, two entities that are affiliated with Mr. Koretsky.  These loans were unsecured, accrued interest between 6% and 15% per year, were due either on demand or within three years after the date of the applicable note, and, in some cases, were convertible into shares of our common stock and warrants at rates between $0.25 and 1.07 per share.  Effective on May 31, 2017, we entered into the Omnibus Loan Amendment Agreement, whereby the portion of these loans that was advanced prior to December 31, 2017 was converted into our common stock, together with accrued interest on these loans.  As a result of these conversions, Mr. Koretsky, CLS CO 2016 and Newcan converted an aggregate of $1,485,000, $150,000, and $460,000 in principal, and $130,069, 49,247 and $7,747 in accrued interest, into an aggregate of 6,460,276, 636,988 and 1,870,988 shares of common stock at $.25 per share.  Pursuant to the Omnibus Loan Amendment Agreement, the conversion rate on all of the loans made by Mr. Koretsky, CO CLS 2016, and Newcan was reduced, if applicable, to $.25 per share and Mr. Koretsky and his affiliates gave up the right to receive warrants upon conversion.  Thus, each of Mr. Koretsky, CLS CO 2016 and Newcan received 4,560,849, 488,159 and 1,433,841 shares of common stock in excess of what they would have received had they converted their loans into common stock prior to the effective date of the Omnibus Loan Amendment Agreement.

Between June 1, 2017 and May 31, 2018, we borrowed an aggregate of $145,000 from Newcan Investment Partners, LLC, an entity that is affiliated with Mr. Koretsky.  These loans were unsecured, accrued interest at 10% per year, were due either on demand or within three years after the date of the applicable note, and were convertible into shares of our common stock and warrants at $0.25 per share.  On January 10, 2018, effective December 1, 2017, we entered into the Second Omnibus Loan Agreement with Newcan and Mr. Binder. The Second Omnibus Loan Agreement provides that the conversion price of all outstanding convertible promissory notes issued to Newcan as of the date of the agreement would be increased from $0.25 to $0.3125 per share of common stock.  The remaining terms of such notes remain unchanged. Following the Second Omnibus Loan Agreement, on March 12, 2018, Newcan converted all of its outstanding convertible loans, which totaled $956,658 in principal and $98,098 in accrued interest, into a total of 3,375,220 shares of our common stock.

On August 6, 2018, the Company issued a convertible promissory note to Newcan, an entity owned by Frank Koretsky, a director of the Company, in the amount of $75,000.00 (the “Newcan Convertible Note 8”), to finalize the terms of repayment with respect to a certain loan made to the Company by Newcan on May 4, 2018. The Newcan Convertible Note 8 is unsecured and bears interest at the rate of 10% per annum. No payments are required until October 1, 2019, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on January 1, 2020. The Notes may be prepaid by the Company with no penalty at any time upon thirty days written notice. The holder of the Newcan Convertible Note 9 may, at any time prior to payment or prepayment in full, convert all principal and accrued interest thereunder, in whole or in part, into securities of the Company. For each $0.40 converted, the holder will receive one share of the Company’s Common Stock.

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

Between June 1, 2017 and March 31, 2018, we borrowed an aggregate of $204,881 from Mr. Binder.  These loans were unsecured, accrued interest at 10% per year, were due either on demand or within three years after the date of the applicable note, and were convertible into shares of our common stock and warrants at $0.25 per share.  On January 10, 2018, effective December 1, 2017, we entered into the Second Omnibus Loan Agreement with Newcan and Mr. Binder. The Second Omnibus Loan Agreement provides that the conversion price of all outstanding convertible promissory notes issued to Mr. Binder as of the date of the agreement would be increased from $0.25 to $0.3125 per share of common stock.  The remaining terms of such notes remain unchanged. Following the Second Omnibus Loan Agreement, on March 12, 2018, Mr. Binder converted all of his outstanding convertible loans, which totaled $464,698 in principal and $43,058 in accrued interest, into a total of 1,624,819 shares of our common stock.

On April 6, 2018, we issued Binder Convertible Note 9, in the amount of $37,500.00, to Mr. Binder with respect to certain compensation payable to Mr. Binder as of February 28, 2018. Binder Convertible Note 8 is unsecured and bears interest at the rate of 10% per annum. No payments are required until April 1, 2019, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on July 1, 2019. The note may be prepaid by us with no penalty at any time upon thirty days written notice. Mr. Binder may, at any time prior to payment or prepayment in full, convert all principal and accrued interest thereunder, in whole or in part, into our securities. For each $0.3125 converted, Mr. Binder will receive one share of the Company’s common stock.

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

Agreement with StarAssociates

On July 24, 2018, the Company awarded Star Associates, LLC, a limited liability company owned by Andrew Glashow, a director of the Company, a cash payment in the amount of $250,000 and 700,000 shares of restricted common stock in recognition of Mr. Glashow’s efforts, through Star Associates, in successfully assisting the Company in negotiating and obtaining the financing necessary to acquire Alternative Solutions, L.L.C.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

Fees paid for audit services totaled approximately $21,500 during the year ended May 31, 2018. These amounts include fees associated with the annual audit of our financial and statutory statements, reviews of our quarterly financial statements and of our quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Fees paid for audit services totaled approximately $23,900 during the year ended May 31, 2017. These amounts include fees associated with the annual audit of our financial and statutory statements, reviews of our quarterly financial statements and of our quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Audit-Related Fees

We did not pay any fees for audit-related services in the year ended May 31, 2018.

We did not pay any fees for audit-related services in the year ended May 31, 2017.

Tax Fees

We did not pay any fees for tax-related services in the year ended May 31, 2018.

We did not pay any fees for tax-related services in the year ended May 31, 2017.

All Other Fees

We did not procure any other services from our auditors during the year ended May 31, 2018.

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

2.2

Membership Interest Purchase Agreement dated December 4, 2017 between the Company and Alternative Solutions, L.L.C (incorporated by reference from Exhibit 2.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2017).

2.3

First Amendment to the Membership Interest Purchase Agreement by and between the Company and Alternative Solutions, L.L.C dated January 16, 2018 (incorporated by reference from Exhibit 2.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2018).

2.4

Second Amendment to the Membership Interest Purchase Agreement by and between the Company and Alternative Solutions, L.L.C dated January 25, 2018 (incorporated by reference from Exhibit 2.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2018).

2.5

Third Amendment to the Membership Interest Purchase Agreement by and between the Company and Alternative Solutions, L.L.C dated March 27, 2018 (incorporated by reference from Exhibit 2.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2018).

2.6

Fourth Amendment to the Membership Interest Purchase Agreement by and between the Company and Alternative Solutions, L.L.C dated March 27, 2018 (incorporated by reference from Exhibit 2.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2018).

2.7

Fifth Amendment to the Membership Interest Purchase Agreement by and between the Company and Alternative Solutions, L.L.C dated May 17, 2018 (incorporated by reference from Exhibit 2.1 in the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2018).

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

4.2

Special Warrant Indenture dated June 20, 2018 between the Company and Odyssey Trust Company (incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2018).

4.3

Warrant Indenture dated June 20, 2018 between the Company and Odyssey Trust Company (incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K filed with the SEC on June 26 2018).

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

10.7

Subscription for Property Agreement dated July 16, 2014 between CLS Labs, Inc. and Raymond Keller (incorporated by reference from Exhibit 10.10 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

10.8

Promissory Note dated April 17, 2015 between CLS Labs Colorado, Inc. and Picture Rock Holdings, LLC (incorporated by reference from Exhibit 10.11 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

10.9

Confidentiality, Non-Compete and Proprietary Rights Agreement dated July 16, 2014 between CLS Labs, Inc. and Raymond Keller (incorporated by reference from Exhibit 10.12 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

10.10	Loan Agreement dated April 29, 2015 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015).

10.11	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2015).

10.12

Convertible Promissory Note dated January 12, 2016 in favor of Frank Koretsky (incorporated by reference from Exhibit 10.16 in the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2016).

10.13

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

10.15

Securities Purchase Agreement dated March 18, 2016 between the Company and Old Main Capital, LLC (incorporated by reference from Exhibit 10.20 in Amendment No. 1 to the Company’s Registration Statement No. 333-210851 filed with the SEC on June 2, 2016).

10.16	Convertible Promissory Note dated April 11, 2016, in favor of Frank Koretsky (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2016).

10.17	Convertible Promissory Note dated April 11, 2016, in favor of Jeffrey Binder (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2016).

10.18

Equity Purchase Agreement dated April 18, 2016 between the Company and Old Main Capital, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016).

10.19

Convertible Promissory Note dated July 20, 2016, in favor of Frank Koretsky (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2016).

10.20

Convertible Promissory Note dated July 20, 2016, in favor of Jeffrey Binder (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2016).

10.21

Amendment to Equity Purchase Agreement dated October 6, 2016 between the Company and Old Main Capital, LLC (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016).

10.22

Amendment to Agreements dated October 6, 2016 between the Company and Old Main Capital, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016).

10.23

Amendment #2 to the Convertible Promissory Notes Issued on March 18, April 22, and May 27, 2016 dated November 28, 2016 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2016).

10.24

Convertible Promissory Note dated January 10, 2017 in favor of Newcan Investment Partners, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2017).

10.25

Convertible Promissory Note dated January 10, 2017 in favor of Newcan Investment Partners, LLC (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2017).

10.26

Amendment #3 to the Convertible Promissory Notes Issued on March 18, April 22, and May 27, 2016 dated March 27, 2017 (incorporated by reference from Exhibit 10.1 in the Company's Current Report on Form 8-K filed with the SEC on March 28, 2017).

10.27

Convertible Promissory Note dated March 31, 2017 in favor of Newcan Investment Partners, LLC (incorporated by reference from Exhibit 10.1 in the Company's Current Report on Form 8-K filed with the SEC on April 4, 2017).

10.28

Convertible Promissory Note dated March 31, 2017 in favor of Jeffrey I. Binder (incorporated by reference from Exhibit 10.2 in the Company's Current Report on Form 8-K filed with the SEC on April 4, 2017).

10.29

Omnibus Loan Amendment Agreement dated May 31, 2017 among the Company, Jeffrey I. Binder, Frank Koretsky, Newcan Investment Partners, LLC and CLS CO 2016, LLC (incorporated by reference from Exhibit 10.1 in the Company's Current Report on Form 8-K filed with the SEC on June 2, 2017).

10.30

Amendment #4 to Convertible Promissory Note Issued on March 18, 2016 dated July 6, 2017 (incorporated by reference from Exhibit 10.1 in the Company's Current Report on Form 8-K filed with the SEC on July 7, 2017).

10.31	Convertible Promissory Note dated August 23, 2017 in favor of Newcan Investment Partners, LLC (incorporated by reference from Exhibit 10.1 in the Company's Current Report on Form 8-K filed with the SEC on August 24, 2017).

10.32	Convertible Promissory Note dated August 23, 2017 in favor of Newcan Investment Partners, LLC (incorporated by reference from Exhibit 10.2 in the Company's Current Report on Form 8-K filed with the SEC on August 24, 2017).

10.33

Convertible Promissory Note dated August 23, 2017 in favor of Jeffrey I. Binder (incorporated by reference from Exhibit 10.3 in the Company's Current Report on Form 8-K filed with the SEC on August 24, 2017).

10.34

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

10.36

Exchange Agreement dated September 20, 2017 between the Company and StarForce Media, Inc. (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2017).

10.37

Exchange Agreement dated September 25, 2017 between the Company and Andrew Glashow, as representative and nominee (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2017).

10.38

Convertible Promissory Note dated October 9, 2017 in favor of Newcan Investment Partners, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2017).

10.39

Convertible Promissory Note dated October 9, 2017 in favor of Jeffrey I. Binder (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2017).

10.40

Senior Convertible Promissory Note dated November 15, 2017 made by the Company in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2017).

10.41

Securities Purchase Agreement dated November 15, 2017 between the Company and FirstFire Global Opportunities Fund, LLC (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2017).

10.42

Employment Agreement dated November 30, 2017 between the Company and David Lamadrid (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017). (1)

10.43

Convertible Promissory Note dated January 5, 2018 in favor of Newcan Investment Partners, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2018).

10.44

Convertible Promissory Note dated January 5, 2018 in favor of Jeffrey I. Binder (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2018).

10.45

Omnibus Amendment to Convertible Notes dated January 10, 2018, effective December 1, 2017 among the Company, Jeffrey I. Binder and Newcan Investment Partners, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2018).

10.46

Convertible Promissory Note dated February 5, 2018 made by the Company in favor of Darling Capital, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.47	Securities Purchase Agreement dated February 5, 2018 by and between the Company and Darling Capital, LLC (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.48	Convertible Promissory Note dated February 12, 2018 made by the Company in favor of Efrat Investments, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2018).

10.49

Securities Purchase Agreement dated February 12, 2018, by and between the Company and Efrat Investments, LLC (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2018).

10.50

Convertible Promissory Note dated February 20, 2018 made by the Company in favor of David Lamadrid (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2018).

10.51

Securities Purchase Agreement dated February 20, 2018, by and between the Company and David Lamadrid (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2018).

10.52

Convertible Promissory Note dated April 6, 2018 in favor of Jeffrey I. Binder (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2018).

10.53

Securities Purchase Agreement dated May 11, 2018 by and between the Company and YA II PN, Ltd. (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2018).

10.54

Convertible Debenture dated May 14, 2018 made by the Company in favor of YA II PN, Ltd. (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2018).

10.55	Warrant issued May 14, 2018 made by the Company in favor of YA II PN, Ltd. (incorporated by reference from Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2018).

10.56

Registration Rights Agreement dated May 11, 2018 by and between the Company and YA II PN, Ltd. (incorporated by reference from Exhibit 10.4 in the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2018).

10.57

Agency Agreement dated June 20, 2018 by and between the Company and Canaccord Genuity Corp. (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2018).

10.58

6% Secured Promissory Note of the Company in favor of Serenity Wellness Enterprises, LLC, as nominee, dated June 27, 2018 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018).

10.59

Convertible Debenture dated July 20, 2018 made by the Company in favor of YA II PN, Ltd. (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).

10.60	Warrant issued July 20, 2018 by the Company in favor of YA II PN, Ltd. (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).

10.61	Bonus Award Letter to Star Associates, LLC dated July 24, 2018 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2018).

10.62

Employment Agreement dated July 31, 2018 between CLS Nevada, Inc. and Benjamin Sillitoe (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2018). (1)

10.63	Employment Agreement dated July 31, 2018 between CLS Nevada, Inc. and Don Decatur (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2018). (1)

10.64	Subscription Agreement effective July 31, 2018 between the Company and Navy Capital Green International, Ltd. (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2018).

10.65

Convertible Promissory Noted dated August 6, 2018 in favor of Newcan Investment Partners, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2018).

10.66

Subscription Agreement with Ionic Ventures, LLC dated August 8, 2018 (document not filed because essentially identical in terms and conditions to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2018, which is incorporated herein by this reference).

10.67

Subscription Agreement with Navy Capital Green Management, LLC, as nominee (Ireland Trust) dated August 8, 2018 (document not filed because essentially identical in terms and conditions to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2018, which is incorporated herein by this reference).

10.68

Subscription Agreement with Navy Capital Green Management, LLC, as nominee (Reichenbaum Trust) dated August 8, 2018 (document not filed because essentially identical in terms and conditions to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2018, which is incorporated herein by this reference).

10.69

Subscription Agreement with Navy Capital Green Management, LLC, as nominee (Aiello) dated August 10, 2018 (document not filed because essentially identical in terms and conditions to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2018, which is incorporated herein by this reference).

10.70

Subscription Agreement with Navy Capital Green Management, LLC, as nominee (Weil) dated August 10, 2018 (document not filed because essentially identical in terms and conditions to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2018, which is incorporated herein by this reference).

10.71	Lease Agreement by and between 1800 Industrial, LLC and Alternative Solutions, L.L.C dated July 6, 2014*

10.72	Standard Industrial/Commercial Single-Tenant Lease by and between SFC Leasing, LP and Serenity Wellness Growers, LLC dated December 3, 2015, as amended by that certain First Amendment dated January 12, 2016, and that certain Second Amendment dated August 22, 2016*

21.1	Subsidiaries of CLS Holdings USA, Inc.*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

 ________________________________

(1) Management Contract or Compensation Plan

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS HOLDINGS USA, INC.

Date: August 28, 2018	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 28, 2018	By:	/s/ Frank Tarantino
Frank Tarantino
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Jeffrey I. Binder	Chairman, Chief Executive Officer and Director	August 28, 2018
Jeffrey I. Binder	(Principal Executive Officer)

/s/ Frank Tarantino	Chief Financial Officer	August 28, 2018
Frank Tarantino	(Principal Financial and Accounting Officer)

/s/ Frank Koretsky	Director	August 28, 2018
Frank Koretsky

/s/ Andrew Glashow	Director	August 28, 2018
Andrew Glashow