Form 10-Q
period 2018-08-31
CLS Holdings USA, Inc.
filed 2018-10-12
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

or

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 90,132,170 shares of $0.0001 par value common stock outstanding as of October 8, 2018.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended August 31, 2018

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

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”) that can be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System, known as EDGAR, through the SEC’s website (www.sec.gov).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2018	2018
ASSETS
Current assets
Cash and cash equivalents	$5,953,925	$52,964
Accounts Receivable	59,981	-
Inventory	499,399	-
Prepaid expenses	258,308	1,410
Total current assets	6,771,613	54,374

Investment	-	2,050,000
Property, plant and equipment, net of accumulated depreciation of $27,509 and $2,674	905,633	-
Intangible assets, net of accumulated amortization of $22,757 and $828	1,619,325	898
Goodwill	25,742,899	-
Other assets	158,500	-

Total assets	$35,197,970	$2,105,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,199,525	$826,621
Accrued compensation, related party	54,993	120,417
Due to related party	17,930	17,930
Accrued interest	22,830	24,748
Accrued interest, related party	7,393	5,143
Notes payable	3,834,242	310,000
Notes payable, related parties	5,716	75,137
Convertible notes payable, net of discount of $0 and $561,599	-	43,401
Deferred rent obligation	136,707	-
Contingent liability	678,111	-
Derivative liability	-	1,265,751

Total current liabilities	5,957,447	2,689,148

Noncurrent liabilities
Accrued interest, long-term	44,155	-
Convertible notes payable - Long Term, net of discount of $982,098 and $733,928	292,902	41,072
Convertible notes payable, related parties, net of discount of $57,322 and $65,918	17,678	2,832

Total Liabilities	6,312,182	2,733,052

Commitments and contingencies	-	-

Stockholder's equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 90,087,236 and 50,128,972 shares issued and outstanding at August 31, 2018 and May 31, 2018, respectively	9,009	5,013
Additional paid-in capital	63,939,091	17,628,717
Common stock subscribed	163,722	307,584
Accumulated deficit	(35,226,034)	(18,569,094)
Total stockholder's equity (deficit)	28,885,788	(627,780)

Total liabilities and stockholders' equity (deficit)	$35,197,970	$2,105,272

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2018	August 31, 2017

Revenue	$1,179,353	$-
Cost of goods sold	759,944	-
Gross margin	419,409	-

Selling, general and administrative expenses	15,392,130	359,204
Total operating expenses	15,392,130	359,204

Operating loss	(14,972,721)	(359,204)

Other (income) expense:
Interest expense	1,684,219	74,866
Gain on settlement of debt	-	(3,480)
Loss on modification of debt	-	29,145
Change in fair value of derivative	-	105,950
Total other expense	1,684,219	206,481

Income (Loss) before income taxes	(16,656,940)	(565,685)

Income tax expense	-	-

Net income (loss)	$(16,656,940)	$(565,685)

Net income (loss) per share - basic	$(0.23)	$(0.02)

Weighted average shares outstanding - basic	71,296,485	32,865,727

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2018	August 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income loss	$(16,656,940)	$(565,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	271	271
Change in fair value of derivative	-	105,950
Warrants issued to placement agent	2,908,673	-
Warrants and Special Warrants issued to penalty	8,084,522	-
Non-cash offering costs of equity financing	403,588	-
Fair value of shares vested by officers	120,138	-
Fair value of shares issued to consultants	490,000	-
Loss on modification of debt	-	29,145
Gain on settlement of Account Payable	-	(3,480)
Expense from derivative triggering event	12,659	-
Amortization of debt discounts	1,598,501	42,060
Depreciation and amortization expense	48,461	331
Changes in assets and liabilities:
Accounts receivable	(24,544)	-
Inventory	(93,446)	-
Prepaid expenses	(151,709)	-
Other assets	-	50,000
Accounts payable and accrued expenses	(548,738)	112,068
Accrued compensation	(15,424)	62,500
Due to related parties	(50,000)	-
Accrued interest, related party	3,497	24,198
Deferred rent	667	(49,565)
Accrued interest	59,437	8,229
Net cash used in operating activities	(3,810,387)	(183,978)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for investment in Alternative Solutions, net of cash received of $14,612	(5,982,710)	-
Net cash used in investing activities	(5,982,710)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party convertible notes payable		117,767
Proceeds from related party notes payable	81,961	-
Proceeds from convertible note payable	500,000
Principal payments on notes payable	(310,000)	-
Principal payments on related party notes payable	(76,381)	-
Principal payments on convertible notes payable	(37,500)	-
Proceeds from sale of equity	15,535,978	-
Net cash provided by financing activities	15,694,058	117,767

Net increase in cash and cash equivalents	5,900,961	(66,211)

Cash and cash equivalents at beginning of period	52,964	78,310

Cash and cash equivalents at end of period	$5,953,925	$12,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8,964	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible note issued for unpaid accrued salary	$-	$62,500
Related party notes payable reclassified as related party convertible notes payable	$75,000	$816,975
Beneficial conversion feature on convertible notes	$1,229,831	$351,790
Note payable exchanged for common stock	$654,697	$-
Shares issued for settlement of accounts payable	$-	$6,000
Charge to paid-in capital for par value of shares issued in cashless exercise of warrants	$13	$-
Reclassify derivative liability to paid-in capital upon adoption of ASU 2017-11	$1,265,751	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of CLS Holdings USA, Inc., and its wholly owned operating subsidiaries, CLS Nevada, Inc., (“CLS Nevada”), CLS Labs, Inc. (“CLS Labs”), CLS Labs Colorado, Inc. (“CLS Colorado”), and Alternative Solutions, LLC (“Alternative Solutions”). Alternative Solutions is sole owner of the following three entities (collectively, the “Oasis LLCs”): Serenity Wellness Center, LLC (“Serenity Wellness Center”); Serenity Wellness Products, LLC (“Serenity Wellness Products”); and Serenity Wellness Growers, LLC (“Serenity Wellness Growers”).  All material intercompany transactions have been eliminated upon consolidation of these entities.

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

Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 paid in February 2018, for an initial 10% of each of the Oasis LLCs.  At that time, the Company applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received. On June 27, 2018, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $5,995,543, a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 22,058,823 shares of its common stock (the “Purchase Price Shares”) collectively, the “Closing Consideration”). The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because the Company assumed an additional $204,457 of liabilities. The Company used the proceeds of its recent Canadian private securities offering to fund the cash portion of the Closing Consideration.  The Company then applied for regulatory approval to own the additional 90% in membership interests in the Oasis LLCs, which it expects to receive in due course.  The change of ownership in the Oasis LLCs to the Company will be recorded upon receipt of such regulatory approvals. The Company has adopted a fiscal year end of May 31st.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $5,953,925 and $52,964 as of August 31, 2018 and May 31, 2018, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had no bad debts expense during the three months ended August 31, 2018 and 2017.

Segment Reporting

Under FASB ASC 280-10-50, the Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable values. Our cannabis products consists of prepackaged purchased goods ready for resale, and cannabis flower grown in-house under our cultivation license, along with produced edibles and extracts developed under our production license.

Property, Plant and Equipment

Property and equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over the estimated useful lives.  Computer equipment is being depreciated over a three-year period.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts and other accounts, the balances of which at times may be uninsured or exceed federally insured limits. From time to time, some of the Company’s funds are also held by escrow agents; these funds may not be federally insured. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts.

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred with the exception of the amortization of the cost of two major video productions. A music video and reality/lifestyle video were both produced in 2017. The remaining amount that hasn’t been expensed is listed on the schedule in Note 6. Total recognized advertising and promotion expenses were $127,392 and $0 for the three months ended August 31, 2018 and 2017, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred no research and development costs for the three months ended August 31, 2018 and 2017, respectively.

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

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company uses for determining the fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (see note 14).  On June 1, 2018, the Company adopted ASU 2017-11 and accordingly reclassified the fair value of the reset provisions embedded in convertible notes payable and certain warrants with embedded anti-dilutive provisions from liability to equity in the aggregate amount of $1,265,751.

Revenue Recognition

Revenue is primarily generated through our subsidiary, Serenity Wellness LLC, DBA/ Oasis Cannabis. Oasis operates a 24-hour cannabis dispensary that recognizes revenue from the sale of cannabis products within the State of Nevada.

Revenue from the sale of our cannabis products is recognized by our subsidiary at the point of sale, at which time payment is received. Management estimates an allowance for sales returns.

The Company also recognizes revenue from Serenity Wellness Products LLC and Serenity Wellness Growers LLC, DBA/ City Trees. City Trees recognizes revenue from the sale of the following cannabis products and services to licensed dispensaries within the State of Nevada:

●	Premium organic medical cannabis sold wholesale to licensed retailers

●	Recreational marijuana cannabis products sold wholesale to distributors and retailers

●	Extraction products such as oils and waxes derived from in-house cannabis production

●	Processing and extraction services for licensed medical cannabis cultivators in Nevada

●	High quality cannabis strains in the form of vegetative cuttings for sale to licensed medical cannabis cultivators in Nevada

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606. The Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605. Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended August 31, 2018.

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

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three months ended August 31, 2018 and 2017.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted. The Company does not believe the implementation of this update has had a material impact on its financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU becomes effective for the Company on January 1, 2018, and will be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company does not believe that this standard will have a material effect on its financial statements.

Effective June 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Adoption of Accounting Standards

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

On June 1, 2018, the Company adopted ASU 2017-11 and accordingly reclassified the fair value of the reset provisions embedded in convertible notes payable and certain warrants with embedded anti-dilutive provisions from liability to equity in the aggregate amount of $1,265,751.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $35,226,034 as of August 31, 2018. The Company’s auditors stated in their opinion on the Company’s financial statements for the year ended May 31, 2018 that there was substantial doubt about the Company’s ability to continue as a going concern, and that further losses were anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company began generating revenue from operations with the Acquisition of Alternative Solutions, LLC on June 27, 2018 (note 3). Management intends to finance operating costs over the next twelve months with loans, the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Acquisition of Alternative Solutions, LLC

On June 27, 2018, the Company closed on the purchase of all of the membership interests in Alternative Solutions, LLC and its three operating subsidiaries (collectively, the “Oasis LLCs”) from the members of such entities (other than Alternative Solutions).  The Oasis LLCs operate a fully integrated cannabis business in Las Vegas, Nevada, including a grow; extraction, conversion and processing facility; and a retail dispensary.  The closing occurred pursuant to a Membership Interest Purchase Agreement (the “Acquisition Agreement”) entered into between the Company and Alternative Solutions on December 4, 2017, as amended.  Pursuant to the Acquisition Agreement, the Company initially contemplated acquiring all of the membership interests in the Oasis LLCs from Alternative Solutions. Just prior to closing, the parties agreed that the Company would instead acquire all of the membership interests in Alternative Solutions, the parent of the Oasis LLCs, from its members, and the membership interests in the Oasis LLCs owned by members other than Alternative Solutions.  The revised structure of the transaction is referenced in the Oasis Note (as defined below), which modified the Acquisition Agreement.

Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 paid in February 2018, for an initial 10% of each of the Oasis LLCs.  At that time, the Company applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received. On June 27, 2018, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $5,995,543, a $4.0 million promissory note due in December 2019 (see note 12), (the “Oasis Note”), and 22,058,823 shares of its common stock (see note 13), (the “Purchase Price Shares”) (collectively, the “Closing Consideration”). The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because the Company assumed an additional $204,457 of liabilities. The Company used the proceeds of its recent Canadian private securities offering to fund the cash portion of the Closing Consideration (see note 13).  The Company then applied for regulatory approval to own the additional 90% in membership interests in the Oasis LLCs, which it expects expect to receive in due course.  The change of ownership in the Oasis LLCs to the Company will be recorded upon receipt of such regulatory approvals.

The number of Purchase Price Shares was equal to 80% of the offering price of the Company’s common stock in its last equity offering, which price was $0.34 per share.  The Oasis Note is secured by a first priority security interest over the membership interests in Alternative Solutions and the Oasis LLCs, as well as by the assets of the Oasis LLCs.  The Company also delivered a confession of judgment to a representative of the sellers that will become effective, in general, if the Company defaults default under the Oasis Note.

Oasis currently owes certain amounts to a consultant known as 4Front Advisors, LLC.  If the Company makes any payments to this company post-closing, generally speaking, the Company will be entitled to deduct the present value of such payments from the principal amount due under the Oasis Note.

The sellers are also entitled to a $1,000,000 payment from the Company on May 30, 2020 if the Oasis LLCs have maintained an average revenue of $20,000 per day during the 2019 calendar year. The fair value of this contingent consideration was $678,111 as determined by the Company’s outside valuation consultants.

The acquisition date estimated fair value of the consideration transferred totaled $27,975,650, which consisted of the following:

Initial purchase price	$2,050,000
Cash paid in connection with transaction	5,995,543
Note payable	3,810,820
Contingent consideration	678,111
Common stock	15,441,176
Total purchase price	$27,975,650

Net tangible assets	$595,151
Intangible assets	1,637,600
Goodwill	25,742,899
Total purchase price	$27,975,650

The above estimated fair value of the intangible assets is based on a preliminary purchase price allocation prepared by a third party valuation expert.   During the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  After the preliminary purchase price allocation period, the Company may record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in its operating results in the period in which the adjustments were determined.

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of the Oasis LLCs was effective on the first day of each of the three months periods presented.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three months ended August 31,
	2018	2017
	(unaudited	(unaudited)
Revenues	$1,655,744	$1,383,192
Net loss	$(12,016,196)	$(8,742,167)
Basic net income per share	$(0.18)	$(0.16)
Diluted net income per share	$(0.18)	$(0.16)
Weighted average shares - basic	67,913,333	56,199,550
Weighted average shares - diluted	67,913,333	56,199,550

Note 4 – Accounts Receivable

Accounts receivable was $59,981 and $0 at August 31, 2018 and May 31, 2018, respectively. No allowance for doubtful accounts was necessary during the three months ended August 31, 2018 and 2017.

Note 5 – Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	August 31,	May 31,
	2018	2018
Raw materials	$197,475	$-
Finished goods	301,924	-
Total	$499,399	$-

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 6 – Prepaid Expenses

Prepaid expenses consisted of the following at August 31, 2018 and May 31, 2018:

	August 31,	May 31,
	2018	2018
Prepaid insurance	$5,865	$-
Prepaid advertising	23,784	-
Prepaid license fees	77,459	-
Prepaid legal fees	1,410	1,410
Prepaid general and administrative expenses	74,790	-
Prepaid consulting	75,000
Total	$258,308	$1,410

Note 7 – Other Assets

Other assets included the following as of August 31, 2018 and May 31, 2018, respectively:

	August 31	May 31,
	2018	2018
Security deposits	158,500	-
	$158,500	$-

Note 8 – Note Receivable

During the year ended May 31, 2015, the Company loaned $500,000 (the “Note”) to Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”).  Pursuant to the Note, as amended by the parties effective June 30, 2015, October 31, 2015, April 11, 2016, and May 31, 2016, PRH was expected to repay the principal due under the Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing in the month following the month in which PRH commenced generating revenue at the grow facility, which commencement was originally anticipated to occur in the first quarter of 2017, and continuing until paid in full.  Recently, we suspended our plans to proceed with the Colorado Arrangement due to regulatory delays and have not yet determined when we will pursue it again.  Interest will accrue on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing after such initial payment and continuing until paid in full.  All outstanding principal and any accumulated unpaid interest due under the Note is due and payable on the five-year anniversary of the initial payment thereunder.   In the event of default as defined in the agreements underlying the Note, all amounts under the Note shall be due and payable at once.  During the year ended May 31, 2015, the Company recorded an impairment related to the note receivable in the amount of $500,000.

During the year ended May 31, 2018, the Company received a payment of $50,000 on the Note.  As a result, the Company has reduced the impairment of the note by $50,000 to reflect this payment.  The receivable is recorded on the balance sheet as of August 31, 2018 in the amount of $0, net of allowance in the amount of $450,000.

Note 9 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at August 31, 2018 and May 31, 2018.

	August 31,	May 31,
	2018	2018
Office equipment	120,276	2,674
Furniture and fixtures	13,112	-
Leasehold improvements	$799,754	$-
Less: accumulated depreciation	(27,509)	(2,674)
Property, plant, and equipment, net	$905,633	$-

During the three months ended August 31, 2018, the Company acquired property, plant, and equipment with an aggregate fair value of $933,142 with the acquisition of Alternative Solutions, LLC. See note 3.

Depreciation expense totaled $27,509 and $223 for the three months ended August 31, 2018 and 2017 respectively.

Note 10 – Intangible Assets

Intangible assets consisted of the following at August 31, 2018 and May 31, 2018.

August 31, 2018
		Accumulated
	Gross	Amortization	Net
Intellectual Property	$319,600	$(5,327)	$314,273
License & Customer Relations	990,000	(8,250)	981,750
Tradenames - Trademarks	301,000	(5,017)	295,983
Non-compete Agreements	27,000	(2,250)	24,750
Domain Names	4,482	(1,913)	2,569
Total	$1,642,082	$(22,757)	$1,619,325

May 31, 2018
Accumulated
	Gross	Amortization	Net
Intellectual Property	$-	$-	$-
License & Customer Relations	-	-	-
Domain name	1,726	(828)	898
Non-compete Agreements	-	-	-
Goodwill	-	-	-
Total	$1,726	$(828)	$898

Total amortization expense charged to operations for the three months ended August 31, 2018 and 2017 was $20,952 and $108, respectively.

Amount to be amortized during the twelve months ended August 31,
2019	$126,973
2020	123,466
2021	111,560
2022	111,560
2023	111,560
Thereafter	1,034,206
$1,619,325

Note 11 – Accounts Payable and Accrued Liabilities

Accrued expenses consisted of the following at August 31, 2018 and May 31, 2018:

	August 31,	May 31,
	2018	2018
Trade accounts payable	601,714	$726,457
Accrued payroll and payroll taxes	38,203	44,465
Accrued liabilities	503,909	-
Deferred rent liability	55,699	55,699
Total	$1,199,525	$826,621

Note 12 – Notes Payable and Convertible Notes Payable

Notes Payable

	August 31,	May 31,
	2018	2018

On February 7, 2018, the Company issued a note payable to Todd Blatt in the amount of $210,000 the “Blatt Note”). This note accrues interest at a rate of 6% per annum and is due on February 7, 2019. During the three months ended August 31, 2018, the Company accrued interest in the amount of $1,726 on the Blatt Note. On July 20, 2018, the Company made principal and interest payments in the amount of $210,000 and $5,627, respectively, on the Blatt Note.	$-	$210,000

On February 7, 2018, the Company issued a note payable to AJG Group in the amount of $200,000 the “AJG Note”). This note accrues interest at a rate of 6% per annum and is due on February 7, 2019. During the three months ended August 31, 2018, the Company accrued interest in the amount of $641 on the AJG Note. On July 9, 2018, the Company made principal and interest payments in the amount of $100,000 and $3,337, respectively, on the AJG Note.	-	100,000

Secured note payable to Serenity Wellness Enterprises, LLC, as nominee (“Oasis Note”). dated June 27, 2018 in the principal amount of $4,000,000 and bearing interest at a rate of 6% per annum was issued pursuant to the Membership Interest Purchase Agreement with Alternative Solutions.  The note is due December 4, 2019, but may be prepaid at any time without penalty.   The Oasis Note is secured by all of the membership interests in Alternative Solutions and the Oasis LLCs and by the assets of the Oasis LLCs.

The Company recognized an original issue discount of $189,180 on the Oasis Note.  During the three months ended August 31, 2018, $23,422 of this discount was charged to operations.  During the three months ended August 31, 2018, the Company accrued interest in the amount of $43,333 on this note.

	4,000,000	-

Total – Notes Payable	$4,000,000	$310,000
Less: Discount	(165,758)	-
Notes Payable, Net of Discounts	$3,834,242	$310,000
Current portion	$3,834,242	$310,000
Long term portion	$-	$-

Related Party Convertible Demand Notes Payable

On May 31, 2017, the Company entered into an Omnibus Loan Amendment Agreement (the “Omnibus Loan Amendment”) with Jeffrey I. Binder, Frank Koretsky, Newcan Investment Partners LLC and CLS CO 2016, LLC (collectively, the “Insiders”).  Pursuant to the Omnibus Loan Amendment, the Company agreed with the Insiders to amend certain terms of loans the Insiders made to the Company for working capital purposes, which loans were initially demand loans, and, except for loans made in 2017, were later memorialized as convertible loans (the “Insider Loans”), in exchange for the agreement of the Insiders to convert all Insider Loans where funds were advanced prior to January 1, 2017, which totaled $2,537,750, plus $166,490 of accrued interest thereon, into an aggregate of 10,816,960 shares of the Company’s common stock at $0.25 per share, and forego the issuance of warrants to purchase the Company’s common stock upon conversion.  This resulted in the issuance of an additional 7,609,910 shares compared to the original number of shares issuable upon conversion of the Insider Loans prior to the Omnibus Loan Amendment. The Company valued the shares at $0.125, which was the market price of the Company’s stock at the conversion date, and charged the amount of $951,239 to loss on modification of debt during the twelve months ended May 31, 2017. The Company entered into the Omnibus Loan Amendment in order to ease the debt burden on the Company and prevent it from defaulting on the Insider Loans.

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

The following tables summarize the Company’s loan balances at August 31, 2018 and May 31, 2017:

August 31,	May 31,
2018	2018

Notes payable to Jeffrey Binder, an officer and director of the Company, for advances to fund operations (the “Binder Funding Notes”). The Binder Funding Notes bear interest at a rate of 10% per annum, have no maturity date and are due on demand.  Effective May 31, 2017, pursuant to the Omnibus Loan Agreement, a conversion feature was added to the Binder Funding Notes whereby principal and accrued interest is convertible into common stock of the Company at a rate of $0.25 per share.

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share and a discount in the amount of $35,023 related to the revaluation of the beneficial conversion feature of the Binder Funding Notes was charged to additional paid-in capital and amortized to interest expense.

During the twelve months ended May 31, 2018, Mr. Binder advanced a total of $440,579 to the Company under the Binder Funding Notes. During the year ended May 31, 2018, principal in the amount of $280,198 and accrued interest in the amount of $5,188 was transferred out of the Binder Funding Notes and used to fund four new convertible notes payable to Mr. Binder, which were converted or repaid as of May 31, 2018.  Also during the year ended May 31, 2018 the Company made principal payments in the aggregate of $237,794 under the Binder Funding Notes.  During the year ended May 31, 2018, the Company accrued interest in the amount of $7,364 on the Binder Funding Notes. During the year ended May 31, 2018, discounts in the amount of $385,637 related to the beneficial conversion feature of the Binder Funding Notes was charged to additional paid-in capital and amortized to interest expense.

During the three months ended August 31, 2018, Mr. Binder advanced as total of $81,961 to the Company under the Binder Funding Notes. During the three months ended August 31, 2018. The Company made principal payments to in the amount of $76,381 under the Binder Funding Notes. During the three months ended August 31, 2018, the Company accrued interest in the amount of $347 on the Binder Funding Notes. During the three months ended August 31, 2018, a discount in the amount of $ 81,961 related to the beneficial conversion feature of the Binder Funding Notes was charged to additional-paid in capital and amortized to interest expense.

$5,716	$137

	August 31, 2018	May 31, 2018

Notes payable to Newcan Investment Partners, LLC (“Newcan”), an entity owned by Frank Koretsky, a director of the Company, for advances to fund operations (the “Newcan Funding Notes”). The Newcan Funding Notes bear interest at a rate of 10% per annum, have no maturity date and are due on demand.  Effective May 31, 2017, pursuant to the Omnibus Loan Agreement, a conversion feature was added to the Newcan Funding Notes whereby principal and accrued interest is convertible into common stock of the Company at a rate of $0.25 per share.

Effective December 1, 2017, pursuant to the Second Omnibus Loan Amendment, the conversion price was increased from $0.25 per share to $0.3125 per share and a discount in the amount of $6,120 related to the revaluation of the beneficial conversion feature of the Newcan Funding Notes was charged to additional paid-in capital and amortized to interest expense.

During the twelve months ended May 31, 2018, Newcan advanced a total of $290,000 to the Company under the Newcan Funding Notes. During the year ended May 31, 2018, principal in the amount of $836,658 and accrued interest in the amount of $25,018 was transferred out of the Newcan Funding Notes and used to fund four new convertible notes payable to Newcan, which were converted or repaid as of May 31, 2018.).  During the year ended May 31, 2018, the Company accrued interest in the amount of $16,681 on the Newcan Funding Notes. During the year ended May 31, 2018, discounts in the amount of $210,120 related to the beneficial conversion feature of the Newcan Funding Notes was charged to additional paid-in capital and amortized to interest expense.

During the three months ended August 31, 2018, principal in the amount of $75,000 and accrued interest in the amount of $1,931 was transferred out of the Newcan Funding Notes and used to create a new convertible note payable to Newcan (“Newcan Convertible Note 8”). During the three months ended August 31, 2018, the Company accrued interest in the amount of $1,377 on the Newcan Funding Notes.

	-	75,000

Total – Demand Convertible Notes Payable, Related Parties	$5,716	$75,137
Total – Demand Convertible Notes Payable, Related Parties - Current portion	$5,716	$75,137
Total – Demand Convertible Notes Payable, Related Parties - Long term portion	$-	$-

Convertible Notes Payable, Related Parties

	August 31, 2018	May 31, 2018

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

During the three months ended August 31, 2018, interest in the amount of $562 was accrued on the Lamadrid note. During the three months ended August 31, 2018, the Lamadrid Note, in the amount of $$32,497, of which $31,250 was principal and $1,247 was accrued interest, was converted into 103,989 shares of common stock. During the three months ended August 31, 2018 the remaining discount in the amount of $30,308 was charged to operations.

	-	31,250

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

During the three months ended August 31, 2018, interest in the amount of $699 was accrued on the Binder Convertible Note 9. During the three months ended August 31, 2018, the Company made a principal payment in the amount of $37,000 on the Binder Convertible Note 9. During the three months ended August 31, 2018 the remaining discount in the amount of $35,610 was charged to operations.

	-	37,500

Unsecured convertible note issued to Newcan, an entity owned by Frank Koretsky, a director of the Company, dated, August 6, 2018 in the original amount of $75,000 (the “Newcan Convertible Note 8”).  The Newcan Convertible Note 8 was funded with the conversion of $75,000 of advances Newcan made to the Company under the Newcan Funding Notes.  This note bears interest at the rate of 10% per annum.  No interest payments are required until January 1, 2020, at which time all of the accrued interest becomes due and payable.  Commencing on January 1, 2020, the first of eight principal payments in the amount of $9,375 will become due; subsequent principal payments will become due on the first day of each April, July, October, and January until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.40 converted.  The Company recognized a discount of $58,594 on the Newcan Convertible Note 8 related to the value of the beneficial conversion feature at the time of issuance. During the three months ended August 31, 2018, the Company amortized $1,272 of this discount to interest expense. During the three months ended August 31, 2018, the Company accrued interest in the amount of $514 on the Newcan Convertible Note 8.

	75,000	-

Total – Convertible Notes Payable, Related Parties	$75,000	$68,750
Less: Discount	(57,322)	(65,918)
Convertible Notes Payable, Related Parties, Net of Discounts	$17,678	$2,832

Convertible Notes Payable, Related Parties, Net of Discounts, Current Portion	$-	$2,832
Convertible Notes Payable, Related Parties, Net of Discounts, Long-term Portion	17,678	-

Convertible Notes Payable

August 31, 2018	May 31, 2018

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

During the three months ended August 31, 2018, the Company accrued interest in the amount of $1,447 on this note. During the three months ended August 31, 2018, the holder of the Darling Note converted $565,000, of which $550,000 was principal and $15,000 was accrued interest into 1,808,000 shares of common stock. Also, during the three months ended August 31, 2018, the remaining discount in the amount of $509,573 was charged to operations.

-	550,000

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

During the three months ended August 31, 2018, the Company accrued interest in the amount of $898 on this note. During the three months ended August 31, 2018, the holder of the Efrat Note converted $57,200, of which $55,000 was principal and $2,200 was accrued interest into 183,040 shares of common stock. Also, during the three months ended August 31, 2018, the remaining discount in the amount of $52,026 was charged to operations.

-	55,000

	August 31, 2018	May 31, 2018

Convertible promissory note payable to YA II PN, Ltd. (the “YA II PN Note”) dated May 14, 2018 and bearing interest at a rate of 8% per annum. The lender loaned the Company $750,000, and the note is due November 14, 2019.  YA II PN may, at its option, convert all or a portion of the YA II PN Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.40 per share.  The YA II PN Note also contains a reset feature, whereby, absent certain exceptions, if the Company issues equity securities at an effective price less than $0.40 per share of common stock, the conversion price of the YA II PN Note will be reset to such lower price. The Company recognized a discount of $750,000 related to the beneficial conversion feature at the time of issuance.  Commencing on December 1, 2018, the first of eight payments in the amount of $93,750 will become due; subsequent payments will become due on the first day of each of the following months until paid in full. During the twelve months ended May 31, 2018, $23,224 of this discount was charged to operations.  During the twelve months ended May 31, 2018, the Company accrued interest in the amount of $2,795 on this note.

During the three months ended August 31, 2018, the Company charged $19,112 of the discount to operations. Also, during the three months ended August 31, 2018, the Company accrued interest in the amount of $15,123 on this note.

During the three months ended August 31, 2018, a reset event occurred. As a result, the conversion price of the YA II PN Note was reduced to $0.34 per share of common stock. This was considered a material modification of the note; the remaining balance of the discount to the note in the amount of $699,628 was charged to interest expense, a new discount in the amount of $750,000 was charged to additional paid-in capital, and $105,469 of the new discount was amortized to interest expense during the three months ended August 31, 2018.

	750,000	750,000

 Unsecured convertible note issued to Jay Lasky (the “Lasky Note”), dated May 3, 2018 in the original principal amount of $25,000.  This note bears interest at the rate of 10% per annum.  No interest payments are required until July 1, 2019, at which time all accrued interest becomes due and payable.  Commencing on October 1, 2019, the first of eight principal payments in the amount of $3,125 will become due; subsequent payments will become due on the first day of each January, April, July and October until paid in full.  The Lasky Note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.40 converted.  The Company recognized a discount of $7,301 on the Lasky Note related to the beneficial conversion feature at the time of issuance.  During the twelve months ended May 31, 2018, $149 of this discount was charged to operations.  During the twelve months ended May 31, 2018, the Company accrued interest in the amount of $192 on this note.

During the three months ended August 31, 2018, $498 of this discount was charged to operations.  During the three months ended August 31, 2018, the Company accrued interest in the amount of $630 on this note.

	25,000	25,000

Convertible promissory note payable to YA II PN, Ltd. (the “YA II PN Note 2”) dated July 20, 2018 and bearing interest at a rate of 8% per annum. The lender loaned the Company $500,000, and the note is due November 14, 2019.  YA II PN may, at its option, convert all or a portion of the YA II PN Note 2 and accrued but unpaid interest into shares of common stock at a conversion price of $0.40 per share.  The YA II PN Note 2 also contains a reset feature, whereby, absent certain exceptions, if the Company issues equity securities at an effective price less than $0.40 per share of common stock, the conversion price of the YA II PN Note 2 will be reset to such lower price. The Company recognized a discount of $362,500 related to the beneficial conversion feature at the time of issuance.  Commencing on December 1, 2018, the first of eight payments in the amount of 62,500 will become due; subsequent payments will become due on the first day of each of the following months until paid in full. During the three months ended August 31, 2018, $31,587 of this discount was charged to operations.  During the three months ended August 31, 2018, the Company accrued interest in the amount of $4,603 on this note.

	500,000	-

Total - Convertible Notes Payable	$1,275,000	$1,380,000
Less: Discount	(982,098)	(1,295,527)
Convertible Notes Payable, Net of Discounts	$292,902	$84,473

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$-	$43,401
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$292,902	$41,072

Discounts on notes payable amortized to interest expense – 3 months ended August 31, 2018 and 2017, respectively	$1,598,502	$39,489

Beneficial Conversion Features

The Darling Note, Efrat Note, Lamadrid Note and YA II PN Notes contain conversion features that create derivative liabilities. The pricing model the Company uses for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income.  The derivative components of the notes were valued at issuance, at conversion, at restructure, and at each period end.

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

Note 13 – Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 90,087,236 and 50,128,972 shares of common stock issued and outstanding as of August 31, 2018 and May 31, 2018, respectively.

The Company recorded imputed interest of $271 and $271 during the three months ended August 31, 2018 and 2017 on related party payables due to a director and officer of the Company.

Stock Issued upon Conversion of Notes Payable

During the three months ended August 31, 2018, Darling Capital, holder of a convertible promissory note, converted a total of $565,000, which consisted of $550,000 of principal and $15,000 of accrued interest, into 1,808,000 shares of common stock.

During the three months ended August 31, 2018, Efrat Investments, holder of a convertible promissory note, converted a total of $57,200, which consisted of $55,000 of principal and $2,200 of accrued interest, into 183,040 shares of common stock.

During the three months ended August 31, 2018, David Lamadrid, holder of a convertible promissory note, converted a total of $32,497, which consisted of $31,250 of principal and $1,247 of accrued interest, into 103,989 shares of common stock.

Stock Issued for Services

On July 24, 2018, the Company awarded Star Associates, LLC, a limited liability company owned by Andrew Glashow, a director of the Company, a cash payment in the amount of $250,000 and 700,000 restricted shares of the Company’s common stock in recognition of Mr. Glashow’s efforts, through Star Associates, in successfully assisting the Company in negotiating and obtaining the financing necessary to acquire Alternative Solutions, LLC.  The shares were valued at $490,000 and were charged to operations during the three months ended August 31, 2018.

On June 24, 2018, pursuant to the terms of a severance agreement between the Company and David Lamadrid, the Company issued 600,000 shares of common stock to Mr. Lamadrid. These shares were valued at $264,000, $213,320 of which was  previously expensed and the remaining $50,680 of which was charged to operations during the three months ended August 31, 2018.

Stock Issued for Acquisition

On June 27, 2018, the Company issued 22,058,823 shares of its common stock pursuant to the terms of the Alternative Solutions, LLC Acquisition Agreement.  These shares were valued at $15,441,176.  (See note 3).

Special Warrants Issued in Offering

On June 20, 2018, the Company executed an Agency Agreement with Canaccord Genuity Corp. and closed on a private offering of its special warrants for aggregate gross proceeds of C$13,037,859 (USD$9,785,978). Pursuant to the offering, the Company issued 28,973,020 special warrants at a price of C$0.45 (USA$0.34) per special warrant.  Each special warrant is automatically exercisable, for no additional consideration, into units of the Company on the earlier of: (i) the date that is five business days following the date on which the Company obtains a receipt from the applicable securities regulatory authorities in each of the jurisdictions in Canada in which the special warrants were sold for a final prospectus qualifying the distribution of the units, which is intended to be no later than August 31, 2018, and (ii) the date that is four months and one day after the completion of the Company's acquisition of all of the membership interests in Alternative Solutions, LLC, known as Oasis Cannabis.

Upon exercise of the special warrants, each unit shall consist of one share of the Company's common stock and one warrant to purchase one share of common stock.  Each warrant will be exercisable at a price of C$0.65 for three years after the Company's common stock is listed on a recognized Canadian stock exchange, subject to adjustment in certain events.

Because the Company did not receive a receipt from the applicable Canadian securities authorities for the qualifying prospectus by August 20, 2018, the unexercised special warrants were adjusted to entitle the holders to receive 1.1 units instead of one unit of the Company. This resulted in the issuance of an additional 3,042,167 special warrants. This penalty was valued at $7,142,550 and was charged to operations during the three months ended August 31, 2018.

In connection with the offering, the Company paid Canaccord Genuity Corp. a cash commission equal to C$1,043,028 (USD$799,053), a corporate finance fee equal to 1,448,651 special warrants, and 2,317,842 compensation broker warrants valued at $1,495,373. Each compensation broker warrant entitles the holder thereof to acquire one unit at a price of C$0.45 per unit for a period of 36 months from the date that the Company's common stock is listed on a recognized Canadian stock exchange, subject to adjustment in certain events. The 1,448,651 special units that were issued were valued at $1,413,300 and were charged to operations during the three months ended August 31, 2018.

Stock Issued in Navy Capital Offering

On July 31, 2018, the Company entered into a Subscription Agreement with Navy Capital Green International, Ltd, (the “Navy Capital Offering”) for 7,500,000 units at a price of $0.40 per unit, or an aggregate amount of $3,000,000.  The units collectively represent (i) 7,500,000 shares of common stock, and (ii) three-year warrants to purchase an aggregate of 7,500,000 shares of common stock at an exercise price of $0.60 per share of Common Stock.

In connection with the Navy Capital Offering, between August 8, 2018 and August 10, 2018, the Company entered into five subscription agreements for a total of 6,875,000 units at a price of $0.40 per unit, or an aggregate purchase price of $2,750,000.  The units collectively represent (i) 6,875,000 shares of common stock, and (ii) three-year warrants to purchase an aggregate of 6,875,000 shares of common stock at an exercise price of $0.60 per share of common stock.

Stock Issued to Officers

On July 27, 2018, the Company granted 25,000 shares of restricted common stock to its Chief Financial Officer.  These share will vest four months after issuance.  The shares were valued at $17,500, and will be amortized over the vesting period.  As of August 31, 2018, these shares had not been issued. As of August 31, 2018, $4,375 had been charged to operations, and is carried as Common Stock Subscribed on the Company’s balance sheet at August 31, 2018.

On July 31, 2018, the Company granted the Chief Executive Officer of CLS Nevada, Inc. a one-time signing bonus of 500,000 shares of restricted common stock, which shall become fully vested one year from the effective date of his employment agreement.  These shares were valued at $350,000 and will be amortized over the vesting period.  As of August 31, 2018, $59,167 had been charged to operations, and is carried as Common Stock Subscribed on the Company’s balance sheet at August 31, 2018.

On July 31, 2018, the Company granted the Chief Operating Officer of CLS Nevada, Inc. a one-time signing bonus of 50,000 shares of restricted common stock, which shall become fully vested one year from the effective date of his employment agreement.  These shares were valued at $35,000 and will be amortized over the vesting period. As of August 31, 2018, $5,917 had been charged to operations, and is carried as Common Stock Subscribed on the Company’s balance sheet at August 31, 2018.

Stock Issued upon Cashless Exercise of Warrants

On August 14, 2018, the Company issued 129,412 shares of common stock for the cashless conversion of 350,000 warrants at an exercise price of $0.75 per share.

Additional Paid-in Capital

During the three months ended August 31, 2018, the Company recorded discounts on two convertible notes payable relating to beneficial conversion features in the aggregate amount of $362,500 on the YA II PN Note 2; and $58,594 on the Newcan Convertible Note 8. Also during the three months ended August 31, 2018, a reset event occurred with regard to the YAII PN Note.

During the three months ended August 31, 2018, the Company recorded an original issue discount on the Serenity Wellness Note in the amount of $81,961.

On June 1, 2018, the Company adopted ASU 2017-11 and accordingly reclassified the fair value of the reset provisions embedded in the previously issued convertible notes payable and certain warrants with embedded anti-dilutive provisions from liability to additional paid-in capital in the aggregate amount of $1,265,751. On June 20, 2018, a reset event occurred in connection with the YA II PN  Note (see note 12), and the Company charged the change in fair value of the conversion feature in the amount of $35,833 to additional paid-in capital. This was considered a material modification of the note, and the Company created a new discount to this note in the amount of $750,000, which was charged to additional paid-in capital.

Warrants

On June 27, 2018, the Company incurred a penalty in connection with the WestPark Offering due to the late filing of the registration statement that included the resale of the securities that were sold in such offering.  As a result of the penalty, the Company issued three-year common stock warrants to purchase an aggregate of 1,368,250 shares of the Company’s common stock at an exercise price of $0.50 per share.   In addition, the Company reduced the exercise price of the common stock purchase warrants previously issued to the investors in the WestPark Offering from $0.75 per share to $0.50 per share.  The fair value of the penalty was $941,972; this amount was charged to operations during the three months ended August 31, 2018.

On June 20, 2018, in connection with the special warrant offering, the Company issued Canaccord Genuity Corp. 2,317,842 three-year broker warrants at an exercise price of C$0.45 per share as compensation.  Each warrant entitles the holder to purchase one unit, which consists of one share of common stock and a warrant to purchase one share of common stock, for C$0.65 per share. These warrants were valued at $1,495,373, and this amount was charged to operations during the three months ended August 31, 2018.

On July 20, 2018, in connection with the Company’s sale of a convertible debenture, the Company issued to YA II PN, Ltd. a five-year common stock purchase warrant to purchase 1,250,000 shares of the Company’s common stock at an initial exercise price of $0.60 per share.

On August 6, 2018, the Company issued three-year common stock purchase warrants to purchase an aggregate of 7,500,000 shares of the Company’s common stock at an exercise price of $0.60 per share, to investors in the Navy Capital Offering.

On August 8, 2018, the Company issued three-year common stock purchase warrants to purchase an aggregate of 6,875,000 shares of the Company’s common stock at an exercise price of $0.60 per share, to investors in the Navy Capital Offering.

The following table summarizes the significant terms of warrants outstanding at August 31, 2018. These warrants were granted as part of financing agreements. This table does not include the special warrants; see Special Warrant section below:

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise		exercise
exercise	warrants	contractual	price of	Number of	price of
Prices	Outstanding	life (years)	outstanding Warrants	warrants Exercisable	exercisable Warrants
$0.49	2,317,842	2.81	$0.49	2,317,842	$0.49
0.50	2,736,500	3.48	0.50	2,736,500	0.50
0.60	17,500,000	3.25	0.60	17,500,000	0.60
0.75	1,107,738	2.85	0.75	1,107,738	0.75

	23,662,080	3.22	$0.57	23,662,080	$0.57

Transactions involving warrants are summarized as follows. This table does not include the special warrants; see Special Warrant section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2018	4,700,988	$0.75
Granted	19,311,092	$0.58
Exercised	(350,000)	$0.75
Cancelled / Expired	-	$-
Warrants outstanding at August 31, 2018	23,662,080	$0.57

Special Warrants

On June 20, 2018, the Company sold 28,973,019 special warrants for net proceeds of US$9,785,978.   Each Special Warrant is automatically exercisable, for no additional consideration, into units of the Company on the earlier of: (i) the date that is five business days following the date on which the Company obtains a receipt from the applicable securities regulatory authorities in each of the jurisdictions in Canada in which the special warrants were sold for a final prospectus qualifying the distribution of the units, which is intended to be no later than August 31, 2018, and (ii) the date that is four months and one day after the completion of the Company's acquisition of all of the membership interests in Alternative Solutions, LLC, known as Oasis Cannabis, which was June 28, 2018.

Upon exercise, each unit shall consist of one share of the Company’s common stock and one three-year warrant to purchase one share of common stock at a price of CAN$0.65.

The special warrants are not included in the tables in the Warrants section above.

Note 14 – Fair Value of Financial Instruments

The Company has issued convertible notes containing beneficial conversion features to Darling, Efrat, David Lamadrid and YA II PN Notes.  One of the features is a ratchet reset provision which, in general, reduces the conversion price should the Company issue equity with an effective price per share that is lower than the stated conversion price in the note. The Company accounts for the fair value of the conversion feature in accordance with ASC 815- Accounting for Derivatives and Hedging and Emerging Issues Task Force (“EITF”) 07-05- Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). The Company carries the embedded derivative on its balance sheet at fair value and accounts for any unrealized change in fair value as a component of its results of operations.

The following summarizes the Company’s derivative financial liabilities that are recorded at fair value on a recurring basis at August 31, 2018 and May 31, 2018:

	August 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent liabilities	$-	$-	$678,111	$678,111

	May 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,265,751	$1,265,751

The estimated fair values of the Company’s derivative liabilities are as follows:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of May 31, 2018	$1,265,751

Transfers out due to the adoption of ASU 2017-11 effective June 1, 2018	(1,265,751)

Balance as of August 31, 2018	$-

Note 15 – Operating Segments

The Company has three principal operating segments, which are the retail sales of cannabis and cannabis products through its (1) cannabis dispensary, (2) cannabis production, and (3) cannabis cultivation. These operating segments were determined based on the nature of the products offered and customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, and CLS Nevada, Inc.’s chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. Neither the Company nor any of its segments depends on any single customer, small group of customers, or government for more than 10% of its sales.

Administrative functions such as finance, accounting and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. The cannabis dispensary operating segment does not share distribution facilities, however, the production and cultivation segments share manufacturing and distribution facilities. The costs of operating the manufacturing and distribution facilities are captured discretely within each segment. The Company’s property, plant and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment as well.

The Company has determined that there are currently two reportable segments: (1) cannabis dispensary segment, and (2) cannabis production segment. The cannabis cultivation segment was not separately reported as it does not yet meet any of the quantitative thresholds under applicable accounting literature.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 1: Summary of Significant Accounting Policies.” Intersegment sales are accounted for at fair value as if sales were to third parties. The following table shows the operations of the Company’s reportable segments for the three months ended August 31, 2018:

	Cannabis	Cannabis	Corporate
	Dispensary	Production	and
	Segment	Segment	Eliminations	Consolidated

Sales to unaffiliated customers	$776,707	$402,646	$-	$1,179,353
Intersegment sales	-	58,814	(58,814)	-
Net sales	$776,707	$461,460	$(58,814)	$1,179,353
Net income (loss)	$(204,044)	$4,022	$(16,456,918)	$(16,656,940)
Total assets(1)	$1,084,414	$361,845	$33,751,711	$35,197,970
Total liabilities	$698,867	$265,620	$5,347,695	$6,312,182
Property additions	$3,553	$-	$-	$3,553
Depreciation and amortization(2)	$22,043	$1,007	$25,411	$48,461

(1)      Total assets are the owned or allocated assets used by each business. Corporate assets consist of cash and cash equivalents, unallocated fixed assets of support divisions and common facilities, and certain other assets.

(2)      Corporate property additions and depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

Note 16 – Commitments and Contingencies

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

 In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease.  These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of August 31, 2018.

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs’ common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.  On April 28, 2015, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed that following the merger of CLS Labs and a subsidiary of the Company, in addition to his obligations to CLS Labs, he would serve the Company and its subsidiaries in such roles as the Company may request.  In exchange, the Company agreed to assume the obligations of CLS Labs to grant Mr. Binder annual stock options, as referenced above.  Mr. Binder continues to receive an annual salary of $150,000 from CLS Labs for serving as its Chairman, President and Chief Executive Officer. On July 20, 2016, March 31, 2017, August 23, 2017, October 9, 2017, January 5, 2018 and April 6, 2018, the Company issued Mr. Binder convertible notes in exchange for $250,000, $112,500, $62,500, $39,521, $37,500 and $37,500 respectively, in deferred salary, among other amounts owed to Mr. Binder by the Company.  As of August 31, 2018 and May 31, 2018, the Company had accrued compensation due to Mr. Binder in the amount of $0 and $37,500.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett is entitled to receive an annual salary of $150,000. Further, he was entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett received a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, valued at $327,500, which became fully vested one year from the effective date of the agreement. Mr. Bonsett, as an owner of Picture Rock Holdings, LLC (“PRH”), was expected to indirectly receive the benefits of the Colorado Arrangement discussed in Note 12. The business to be operated by PRH pursuant to the Colorado Arrangement has not yet produced revenues. Mr. Bonsett agreed to defer his salary effective July 1, 2017; at August 31, 2018, the Company had accrued compensation due to Mr. Bonsett in the amount of $37,500. On October 1, 2017, the Company and Mr. Bonsett, the Company’s Chief Operating Officer, mutually agreed to end his employment with the Company.  Mr. Bonsett may provide consulting services to the Company in the future on an as needed basis.

Effective November 30, 2017, the Company and Mr. Lamadrid entered into a one-year employment agreement. Pursuant to the agreement, Mr. Lamadrid commenced serving as the Company’s President and Chief Financial Officer on December 1, 2017. Under the agreement, Mr. Lamadrid was entitled to receive an annual salary of $175,000. Further, he was entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, and annual restricted stock awards of the Company’s common stock in an amount equal to 3% of its annual EBITDA. Additionally, Mr. Lamadrid was entitled to a one-time signing bonus of 500,000 shares of restricted common stock of the Company, which were to become fully vested one year from the effective date of the agreement. On July 24, 2018, the Company and Mr. Lamadrid mutually agreed to terminate the employment agreement. Mr. Lamadrid resigned as President and Chief Financial Officer effective as of July 13, 2018. In connection with a severance agreement between the Company and Mr. Lamadrid, the Company paid certain amounts and issued 600,000 shares of common stock to Mr. Lamadrid, and the parties further agreed that neither party would have any further obligations under the Employment Agreement after such date.

On July 31, 2018, the Company and Mr. Sillitoe entered into a one-year employment agreement. Pursuant to the agreement, Mr. Sillitoe commenced serving as the Chief Executive Officer of CLS Nevada, Inc. effective July 1, 2018. Under the agreement, Mr. Sillitoe is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the annual EBITDA of CLS Nevada, Inc., and annual restricted stock awards of the Company’s common stock in an amount equal to 3% of the annual EBITDA of CLS Nevada, Inc. Additionally, Mr. Sillitoe is entitled to a one-time signing bonus of 500,000 shares of restricted common stock, which shall become fully vested one year from the effective date of his employment agreement assuming Mr. Sillitoe remains employed by the Company on such date. As of August 31, 2018 and May 31, 2018, the Company had accrued compensation due to Mr. Sillitoe in the amount of $25,000 and $0.

The Company and Mr.  Decatur entered into a one-year employment agreement on July 31, 2018.  Pursuant to the agreement, Mr. Decatur commenced serving as the Chief Operating Officer of CLS Nevada, Inc. on July 1, 2018.  Under the agreement, Mr. Decatur is entitled to receive an annual salary of $150,000.  Further, he is entitled to receive a performance bonus equal to 2% of the annual EBITDA of CLS Nevada, Inc., and annual restricted stock awards of the Company’ common stock in an amount equal to 3% of the annual EBITDA of CLS Nevada, Inc.  Additionally, Mr. Decatur is entitled to a one-time signing bonus of 50,000 shares of restricted common stock, which shall become fully vested one year from the effective date of his employment agreement assuming Mr. Decatur remains employed by the Company on such date.

At August 31, 2018 and May 31, 2018, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250.

Note 17 – Related Party Transactions

As of August 31, 2018 and May 31, 2018, the Company owed the amount of $0 and $37,500, respectively, to Jeffrey Binder, its Chief Executive Officer, for accrued salary.

As of August 31, 2018 and May 31, 2018, the Company had accrued salary due to Alan Bonsett, a former officer of the Company prior to his October 1, 2017 separation, in the amount of $37,500 and $37,500, respectively.

As of August 31, 2018 and May 31, 2018, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

As of August 31, 2018 and May 31, 2018, the Company had related party payables in the amount of $17,930 due to officers and directors related to expenses paid on behalf of the Company. The Company imputed interest at the rate of 6% per annum on these liabilities, and recorded imputed interest expense on these liabilities in the amounts of $271 and $271 during the three months ended August 31, 2018 and 2017, respectively.  These interest accruals were charged to additional paid-in capital.

On July 27, 2018, the Company granted 25,000 shares of restricted common stock to its Chief Financial Officer. These share will vest four months after issuance. The shares were valued at $17,500, and will be amortized over the vesting period. As of August 31, 2018, these shares have not been issued. As of August 31, 2018, $4,375 had been charged to operations.

On July 31, 2018, the Company granted the Chief Executive Officer of CLS Nevada, Inc. a one-time signing bonus of 500,000 shares of restricted common stock, which shall become fully vested one year from the effective date of his employment agreement. These shares were valued at $355,000 and will be amortized over the vesting period. As of August 31, 2018, $59,167 had been charged to operations.

On July 31, 2018, the Company granted the Chief Operating Officer of CLS Nevada, Inc. a one-time signing bonus of 50,000 shares of restricted common stock, which shall become fully vested one year from the effective date of his employment agreement. These shares were valued at $35,000 and will be amortized over the vesting period. As of August 31, 2018, $5,917 had been charged to operations.

On July 24, 2018, the Company awarded Star Associates, LLC, a limited liability company owned by Andrew Glashow, a director of the Company, a cash payment in the amount of $250,000 and 700,000 shares of restricted common stock in recognition of Mr. Glashow’s efforts, through Star Associates, in successfully assisting the Company in negotiating and obtaining the financing necessary to acquire Alternative Solutions, LLC. The shares were valued at $490,000 and were charged to operations during the three months ended August 31, 2018.

Related Party Notes Payable

The Company has convertible notes payable outstanding to Jeffrey Binder, an officer and director, and to Newcan Investment Partners, LLC, an entity that is wholly owned by Frank Koretsky, a director (see note 12).

Note 18 – Subsequent Events

On September 6, 2018, the Company issued 13,684 shares of common stock upon the cashless exercise of 40,000 warrants at an exercise price of $0.75 per share.

On September 11, 2018, the Company issued 31,250 shares of common stock in exchange for legal services previously rendered to the Company.

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

On April 17, 2015, CLS Labs took its first step toward commercializing its proprietary methods and processes by entering into the Colorado Arrangement through its wholly owned subsidiary, CLS Labs Colorado, with certain Colorado entities, including Picture Rock Holdings, LLC (“PRH”), an entity affiliated with one of our former officers.  During 2017,  we suspended our plans to proceed with the Colorado Arrangement due to regulatory delays and have not yet determined if or when we will pursue it again.

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

On December 4, 2017, we entered into a Membership Interest Purchase Agreement (the “Acquisition Agreement”) with Alternative Solutions to acquire the outstanding equity interests in three of its subsidiaries (collectively, the “Oasis LLCs”), Serenity Wellness Center LLC d/b/a/ Oasis Medical Cannabis, Serenity Wellness Growers LLC, and Serenity Wellness Products LLS.  Pursuant to the Acquisition Agreement, as amended, we paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 on February 5, 2018, for an initial 10% of Alternative Solutions and each of the subsidiaries. At the closing of our purchase of the remaining 90% of the ownership interests in Alternative Solutions and the Oasis LLCs, which occurred on June 27, 2018, we paid the following consideration: $5,995,543 in cash, a $4.0 million promissory note due in December 2019, and $6,000,000 in shares of our common stock. The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because we assumed an additional $204,457 of liabilities. The Oasis LLCs collectively own and operate a vertically integrated cannabis business, including one dispensary, in Las Vegas, Nevada. Our ownership of the Oasis LLCs is subject to the approval of state and local regulators. We have already received such approvals for our initial acquisition of the 10% interest in Alternative Solutions and the Oasis LLCs and expect to receive the approvals for the remaining ownership interests in due course. The change of ownership in the Oasis LLCs to us will be recorded upon receipt of such regulatory approvals.

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

Results of Operations for the Three Months Ended August 31, 2018 and 2017

Revenues

We had revenues of $1,179,353 and $0 during the three months periods ended August 31, 2018 and August 31, 2017. The increase in revenue for the three months ended August 31, 2018 is due to our acquisition of the membership interest in the Oasis, LLCs.  Our cannabis dispensary segment accounted for $776,707 of our revenue, and our cannabis production segment accounted for $402,646 of our revenue.

Cost of goods sold

Our cost of goods sold for the three months ended August 31, 2018 was $759,944, an increase of $759,944 or approximately 100%, compared to cost of goods sold of $0 for the three months ended August 31, 2017. The increase in cost of goods sold for the three months ended August 31, 2018 is due to our acquisition of the membership interest in the Oasis, LLCs. Cost of goods sold consisted of $735,330 of product cost, $21,293 of licensing fees, $2,987 of supplies and materials, and $334 of freight. Our gross margin for the three months ended August 31, 2018 was 36%.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $15,032,926, or approximately 4,185%, to $15,392,130 during the three months ended August 31, 2018, compared to $359,204 for the three months ended August 31, 2017.  General and administrative expenses consisted primarily of $11,886,783 of non-recurring non-cash offering costs: the fair value of the special warrants and compensation broker warrants issued to Canaccord in connection with our sale of the special warrants in the amount of $2,908,673; the  fair value of additional warrants and special warrants issued due to the failure to meet certain registration statement filing requirements in connection with the Westpark offering and the Canaccord offering in the amount of  $8,084,522;  the fair value of 700,000 shares of common stock issued to Star Associates for services in connection with the Oasis transaction of $490,000; and a foreign exchange loss on conversion of the Canaccord funds from Canadian to U.S. dollars in the amount of $403,588.  Selling, general, and administrative expenses also included $1,060,773 of non-recurring cash offering costs paid to Canaccord in connection with our fundraising activities, consisting of broker and agent fees and expenses. Selling, general and administrative expenses also increased due to legal and accounting costs associated with the Oasis Cannabis acquisition and related financing activities, and due to costs associated with the ongoing operations of the Oasis LLCs from the acquisition date of June 27, 2018 through August 31, 2018. Although we expect expenses related to fundraising activities to vary depending on our future growth, we expect ongoing general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Interest expense

Interest expense for the three months ended August 31, 2018 was $1,684,219, an increase of $1,609,353, or 2,150%, compared to $74,866 for the three months ended August 31, 2017.  We have recorded discounts on certain of our convertible debt due to  beneficial conversion features;  interest expense in connection with the amortization of these discounts  increased by $1,556,442 to $1,598,502, compared to $42,060 in the prior period. Also during the three months ended August 31, 2018, accrued interest on notes payable increased by $73,612 to $81,949 compared to $8,337 in the prior period. This increase was the result on an increase in the principal amount of notes payable from $1,397,255  at August 31, 2017 to $5,189,959 at August 31, 2018. Also during the three months ended August 31, 2018, interest expense on related party debt decreased by $20,701 to $3,497, compared to $24,198 in the prior period as a result of a decrease in the principal amount of related party notes payable.

Gain on Settlement of Debt

During the three months ended August 31, 2017, we recognized a gain on the settlement of accounts payable in the amount of $3,480 because we repaid an account using our common stock.  There was no comparable transaction during the current year.

Loss on Modification of Debt

During the three months ended August 31, 2017, we recognized a loss on modification of debt in the amount of $29,145 related to the amendment of the 8% Note. There was no comparable transaction during the first quarter of the current year.

Change in fair value of derivative liability

During the three months ended August 31, 2017, we incurred a loss on the revaluation of  derivative liability of $105,950. On June 1, 2018, the Company adopted ASU 2017-11 and reclassified the aggregate amount of $1,295,751, which is the fair value of the reset provisions embedded in previously issued convertible notes payable and certain warrants with embedded anti-dilutive provisions, from liability to equity. Upon adoption of ASU 2017-11, the Company is no longer required to treat reset (anti-dilution) provisions as derivative liabilities.

Net loss

For the reasons above, the Company incurred a net loss for the three months ended August 31, 2018 of $16,656,940, which is an increase of $16,091,255, or approximately 2,845%, compared to a net loss of $565,685 during the three months ended August 31, 2017.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at August 31, 2018 compared to May 31, 2018.

	August 31, 2018	May 31, 2018
Current Assets	$6,771,613	$54,374
Current Liabilities	$5,957,447	$2,689,148
Working Capital (Deficit)	$814,166	$(2,634,774)

At August 31, 2018, we had working capital of $814,166, an increase of $3,448,940 from the working capital deficit of ($2,634,774) we had at May 31, 2018. Our working capital at August 31, 2018, includes $5,953,925 of cash. The increase in working capital was a result of our successful financing activities during the three months ended August 31, 2018, including $15,535,978 in proceeds from the sale of equity, $500,000 from the issuance of convertible notes, and $81,961 from the issuance of related party notes.  We are presently seeking to expand the Oasis Cannabis and related City Trees businesses in Nevada and are considering other potential acquisitions. Our working capital needs will likely continue to increase, which could result in future working capital deficits, until we complete at least the first phase of our expansion plan at Oasis Cannabis. We have operated at a loss since inception.

Cash flows used in operating activities was $3,810,387 during the three months ended August 31, 2018 compared to $183,978 during the three months ended August 31, 2017, an increase  of $3,626,409 or 1,971%. The increase was primarily due to approximately $1,060,773 of cash offering costs in connection with our fundraising activities. The increase in cash used in operating activities is also related to the acquisition of the Oasis LLCs, which operated at a loss. The Company expects cash flows from operating activities to improve in the next twelve months as the revenue generated by the Oasis LLCs increases.

Cash flows used in investing activities was $5,982,710 during the three months ended August 31, 2018 compared to $0 during the three months ended August 31, 2017.  The amounts used during the three months ended August 31, 2018 consisted of the cash payment of $5,995,543, net of cash acquired of $12,833, in connection with our acquisition of the Oasis LLCs.

Cash flows provided by financing activities was $15,694,058 during the three months ended August 31, 2018 compared to $117,767 during the three months ended August 31, 2017.  The increase in cash flows from financing activities during the three months ended August 31, 2018 was primarily due to our receipt of proceeds from the special warrant offering of $9,785,978 and $5,750,000 from our sale of common stock; and our receipt of $500,000 from the issuance of a convertible note. Cash flows from financing activities decreased by $310,000 due to principal payments on notes.

Third Party Debt

The table below summarizes the status of our third party debt and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our common stock:

Name of Note	Original Principal Amount		Payment Details

April 2015 Note	$200,000	Repaid	Repaid in part and exchanged in part

Old Main 8% Note	$200,000	Repaid	Exchanged for 4,500,000 shares

FirstFire Note	$363,000	Repaid	Repaid

Darling Capital Note	$550,000	Repaid	Converted into 1,808,000 shares

Efrat Investments Note	$55,000	Repaid	Converted into 183,040 shares

Todd Blatt	$210,000	Repaid	Repaid

AJG Group	$100,000	Repaid	Repaid

YA II PN Note	$1,250,000	Outstanding	Repayment commences December 2018

Oasis Note	$4,000,000	Outstanding	Due December 2019

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

Pursuant to the terms of the debentures, YA II may elect to convert any portion of the principal and accrued interest under the debentures into our common stock at a fixed conversion price of $0.40 per share. The fixed conversion price may change if certain dilutive events or issuances occur. In addition, we may, at our sole discretion, make an Installment Payment using our common stock if certain conditions have been met. In such case, the applicable conversion price would be equal to 75% of the VWAP of our common stock during the fifteen consecutive trading days immediately preceding such conversion. During the three months ended August 31, 2018, a reset event occurred. As a result, the conversion price of the first YA II PN Note, in the principal amount of $750,000, was reduced to $0.34 per share of common stock.

Blatt Note

On February 7, 2018, we issued a note payable to Todd Blatt in the amount of $210,000.  This note accrued interest at a rate of 6% per annum and was due on February 7, 2019. This note along with $5,627 of accrued interest was paid on July 20, 2018.

AJG Group Note

On February 7, 2018, we issued a note payable to AJG Group in the amount of $200,000.  This note accrued interest at a rate of 6% per annum and was due on February 7, 2019.  We made a principal payment in the amount of $100,000 on this note on March 30, 2018; we then made an additional principal payment of  $100,000, together with accrued interest in the amount of $3,337, on July 9, 2018.

Oasis Note

On June 27, 2018, we closed on the purchase of the remaining 90% of the membership interests of Alternative Solutions and the Oasis LLCs.  The closing occurred pursuant to the Acquisition Agreement dated December 4, 2017, as amended.  On such date, we made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $6,200,000, a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 22,058,823 shares of its common stock. The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because the Company assumed an additional $204,457 of liabilities. The Oasis Note bears interest at the rate of 6% per annum.  The Oasis Note may be prepaid at any time without penalty.  The Oasis Note is secured by all of the membership interests in Alternative Solutions and the Oasis LLCs and by the assets of the Oasis LLCs.  We also applied for regulatory approval to own the additional 90% in membership interests in the Oasis LLCs, which we expect to receive in due course.  The change of ownership in the Oasis LLCs to the Company will be recorded upon receipt of such regulatory approvals.

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

On August 6, 2018, the we issued a convertible promissory note to Newcan, an entity owned by Frank Koretsky, a director of the Company, in the amount of $75,000.00 (the “Newcan Convertible Note 8”), to finalize the terms of repayment with respect to a certain loan made to the Company by Newcan on May 4, 2018. The Newcan Convertible Note 8 is unsecured and bears interest at the rate of 10% per annum. No payments are required until October 1, 2019, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on January 1, 2020. The Notes may be prepaid by the Company with no penalty at any time upon thirty days written notice. The holder of the Newcan Convertible Note 9 may, at any time prior to payment or prepayment in full, convert all principal and accrued interest thereunder, in whole or in part, into securities of the Company. For each $0.40 converted, the holder will receive one share of the our  common stock.

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

On April 6, 2018, we issued Binder Convertible Note 9, in the amount of $37,500.00, to Mr. Binder with respect to certain compensation payable to Mr. Binder as of February 28, 2018. Binder Convertible Note 8 is unsecured and bears interest at the rate of 10% per annum. No payments are required until April 1, 2019, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on July 1, 2019. The note may be prepaid by us with no penalty at any time upon thirty days written notice. Mr. Binder may, at any time prior to payment or prepayment in full, convert all principal and accrued interest thereunder, in whole or in part, into our securities. For each $0.3125 converted, Mr. Binder will receive one share of the our common stock.

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

On January 10, 2018, effective December 1, 2017, we entered into the Second Omnibus Loan Agreement with Jeffrey I. Binder, an officer and director of the Company, and Newcan, an entity owned by Frank Koretsky, a director of the Company. The Second Omnibus Loan Agreement provides that the conversion price of all outstanding convertible promissory notes issued to either Mr. Binder or Newcan as of the date of the such agreement would be increased from $0.25 to $0.3125 per share of common stock.  The remaining terms of such notes remain unchanged.

Sales of Equity

WestPark Offering

During February and March 2018, we held four closings of the WestPark Offering, whereby we sold units for $1.25 per unit.  Each unit consisted of four shares of common stock and one warrant to purchase one share of our common stock for $0.75 per share.  We sold a total of 1,368,250 units in the WestPark Offering for aggregate gross proceeds of $1,710,313, and aggregate net proceeds of $1,460,918 after deduction of placement agent commissions, a non-accountable expense allowance and expenses associated with the offering. We also issued WestPark Capital, Inc., as placement agent, a five-year warrant to purchase 205,238 units at a price of $1.25 per unit. The unit warrant were valued at $503,655, which amount was charged to operations during the twelve months ended May 31, 2018. We used the proceeds of the WestPark Offering towards deposits due in connection with our acquisition of Oasis Cannabis and for general corporate purposes. During the three months ended August 31, 2018, we issued 1,368,250 four-year warrants at an exercise price of $0.50 per share at a fair value of $941,972 to the investors in the Westpark Offering as a penalty for failure to timely file a registration statement with respect to  the securities we sold to them in the Westpark Offering.

The Canaccord Special Warrant Offering

On June 20, 2018, we executed an agency agreement with Canaccord Genuity Corp. and closed on a private offering of our special warrants for aggregate gross proceeds of CD$13,037,859 (USD$9,785,978).  In connection therewith, we also entered into a special warrant indenture and a warrant indenture with Odyssey Trust Company, as special warrant agent and warrant agent.

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

In connection with the offering, we paid a cash commission and other fees equal to CD$1,413,267 (USD$1,060,773), a corporate finance fee equal to 1,448,651 special warrants with a fair value of USD$1,413,300, and 2,317,842 compensation broker warrants with a fair value of USD$1,495,373. Each compensation broker warrant entitles the holder thereof to acquire one unit at a price of CD$0.45 per unit for a period of 36 months from the date that our common stock is listed on a recognized Canadian stock exchange, subject to adjustment in certain events. During the three months ended August 31, 2018, we also issued investors 3,042,167 special warrants with a fair value of $7,142,550 as a penalty for failure to timely effect a Canadian prospectus with regard to  the securities underlying the special warrants.

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

Liquidity and Capital Needs

Over the next twelve months we will likely require additional capital to cover our projected cash flow deficits, payments on the loan from YA PN II, the implementation of our business plan, including the expansion of our Nevada operation, and the development  of other revenue sources, including our previously announced two proposed Massachusetts acquisitions and other possible acquisitions.

During the next twelve months we expect to complete phase 1 and possibly phase 2 of our expansion plan, which includes the substantial expansion of our grow facility in Nevada. At present, we estimate that we will require up to $3,000,000 to complete phase 1 and up to $2,000,000 to complete phase 2 of this expansion (excluding development of the outdoor space). We expect to fund the cost of this expansion from a portion of the proceeds of our previously announced proposed sale of up to $40 million in senior unsecured debentures through a Canadian agent on a commercially reasonable efforts private placement basis.  We also plan to use the proceeds of this proposed offering to fund certain payments associated with our two proposed Massachusetts acquisitions, including working capital. We have not executed any definitive documents with respect to this financing and there can be no assurance that we will be successful in closing on all or any of the proposed offering amount.  We may also pursue additional acquisitions in the next twelve months but we have not entered into any definitive agreements with respect to either additional acquisitions or the capital necessary to finance them.

Although our revenues are expected to grow as we expand our operations, our revenues are not expected to exceed operating costs until approximately the first quarter of 2019.  Although we believe we have sufficient funds to sustain our operations at their current level until such time, if we require additional cash, we expect to obtain the necessary funds as described above; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through additional debt and/or equity investments and acquisitions in our industry, successfully execute our business strategy, including our planned expansion and acquisitions, and successfully navigate any changes that may arise in the cannabis regulatory environment. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

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

On June 27, 2018, we closed on the purchase of the remaining 90% of the membership interests in Alternative Solutions and the Oasis LLCs from the owners thereof (excluding Alternative Solutions). The closing consideration was as follows: $5,995,543 in cash, a $4.0 million promissory note due in December 2019, known as the Oasis Note, and $6,000,000 in shares of our common stock. The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because the Company assumed an additional $204,457 of liabilities.

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

Consulting Agreements

We periodically use the services of outside investor relations consultants.  On July 24, 2018, we issued 700,000 shares of common stock with a fair value of $490,000 to Star Associates for services in connection with the Oasis acquisition.  Star Associates is controlled by Andrew Glashow, a director of the Company.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, have an accumulated deficit of $35,226,034 and had working capital of $814,166 at August 31, 2018. The report of our independent auditors for the year ended May 31, 2018, contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

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

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU became effective for us on January 1, 2018, and will be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. We are currently assessing the impact that this standard will have on any awards that are modified.

Effective June 1, 2018, the we adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers. Under ASC 606, the we recognize revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on our financial statements as a result of adopting Topic 606.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

 When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

On June 1, 2018, the we adopted ASU 2017-11 and accordingly reclassified the fair value of the reset provisions embedded in convertible notes payable and certain warrants with embedded anti-dilutive provisions from liability to equity in the aggregate amount of $1,265,751.

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

Evaluation of Disclosure Controls and Procedures

Jeffrey Binder, our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Binder concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●         We do not have an independent board of directors or adequate segregation of duties;

●         We have not established a formal written policy for the approval, identification and authorization of related party transactions

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All sales of unregistered securities during the reporting period were previously reported on Form 8-K.

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

CLS HOLDINGS USA, INC.

Date: October 11, 2018	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 11, 2018	By:	/s/ Frank Tarantino
Frank Tarantino
Chief Financial Officer
(Principal Financial and Accounting Officer)