Form 10-Q
period 2018-11-30
CLS Holdings USA, Inc.
filed 2019-01-14
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55546

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 125,814,095 shares of $0.0001 par value common stock outstanding as of January 11, 2019.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended November 30, 2018

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to “CLS Holdings USA, Inc.,” the “Company,” “we,” “our” or “us” means CLS Holdings USA, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to anticipated future events, future results of operations or future financial performance. These forward-looking statements include, but are not limited to, statements relating to our ability to finance our planned operations and proposed acquisitions, market acceptance of our services and product offerings, our ability to commence and complete expansion plans and buildouts on schedule and on budget, and our ability to protect and commercialize our intellectual property. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2018	2018
ASSETS
Current assets
Cash and cash equivalents	$4,872,048	$52,964
Accounts Receivable	78,419	-
Inventory	870,984	-
Prepaid expenses and other current assets	176,944	1,410
Total current assets	5,998,395	54,374

Investment	-	2,050,000
Note receivable	5,000,000	-
Interest receivable	24,658	-
Property, plant and equipment, net of accumulated depreciation of $76,167 and $2,674	892,070	-
Intangible assets, net of accumulated amortization of $54,169 and $828	1,587,913	898
Goodwill	25,742,899	-
Other assets	160,450	-

Total assets	$39,406,385	$2,105,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,509,617	$826,621
Accrued compensation, related party	53,750	120,417
Due to related party	17,930	17,930
Accrued interest	164,852	24,748
Accrued interest, related party	5,573	5,143
Notes payable, net of discount of $132,967 and $0	3,867,033	310,000
Notes payable, related parties	48,874	75,137
Convertible notes payable, net of discount of $603,187 and $57,644	396,813	43,401
Contingent liability	678,111	-
Derivative liability	-	1,265,751

Total current liabilities	6,742,553	2,689,148

Noncurrent liabilities
Accrued interest, long-term	-	-
Convertible notes payable - Long Term, net of discount of $4,740,688 and $0	1,116,312	41,072
Convertible notes payable, related parties, net of discount of $0 and $0	-	2,832

Total Liabilities	7,858,865	2,733,052

Commitments and contingencies	-	-

Stockholder's equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 91,150,451 and 50,128,972 shares issued and outstanding at November 30, 2018 and May 31, 2018, respectively	9,116	5,013
Additional paid-in capital	69,211,175	17,628,717
Common stock subscribed	252,506	307,584
Accumulated deficit	(37,925,277)	(18,569,094)
Total stockholder's equity (deficit)	31,547,520	(627,780)

Total liabilities and stockholders' equity (deficit)	$39,406,385	$2,105,272

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017

Revenue	$1,976,910	$-	$3,156,263	$-
Cost of goods sold	1,046,667	-	1,806,611	-
Gross margin	930,243	-	1,349,652	-

Selling, general and administrative expenses	2,977,036	257,379	18,369,166	616,583
Total operating expenses	2,977,036	257,379	18,369,166	616,583

Operating loss	(2,046,793)	(257,379)	(17,019,514)	(616,583)

Other (income) expense:
Interest expense, net	652,450	806,965	2,336,669	881,831
Gain on settlement of debt	-	-	-	(3,480)
Loss on modification of debt	-	-	-	29,145
Loss on note exchange	-	404,082	-	404,082
Loss on extinguishment of debt	-	989,032	-	989,032
Change in fair value of derivative	-	68,140	-	174,090
Total other expense	652,450	2,268,219	2,336,669	2,474,700

Income (Loss) before income taxes	(2,699,243)	(2,525,598)	(19,356,183)	(3,091,283)

Income tax expense	-	-	-	-

Net income (loss)	$(2,699,243)	$(2,525,598)	$(19,356,183)	$(3,091,283)

Net income (loss) per share - basic	$(0.03)	$(0.07)	$(0.24)	$(0.09)

Net income (loss) per share - diluted	$(0.03)	$(0.07)	$(0.24)	$(0.09)

Weighted average shares outstanding - basic	90,338,339	35,039,032	80,765,385	33,946,441

Weighted average shares outstanding - diluted	90,338,339	35,039,032	80,765,385	33,946,441

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	November 30, 2018	November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,356,183)	$(3,091,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	539	539
Change in fair value of derivative	-	174,090
Warrants issued to placement agent	2,908,673	-
Warrants and Special Warrants issued to penalty	8,084,522	-
Non-cash offering costs of equity financing	403,588	-
Fair value of shares vested by officers	230,888	-
Fair value of shares issued to consultants	490,000	-
Fair value of shares issued in settlement	47,500	-
Loss on modification of debt	-	29,145
(Gain) loss on note exchange	-	404,082
Loss on extinguishment of debt	-	989,032
Gain on settlement of Account Payable	-	(3,480)
Expense from derivative triggering event	12,659	-
Amortization of debt discounts	2,144,328	572,856
Amortization of deferred financing costs		3,119
Depreciation and amortization expense	128,531	662
Changes in assets and liabilities:
Accounts receivable	(42,982)	-
Interest receivable	(24,658)	-
Inventory	(465,031)	-
Prepaid expenses	(72,295)	(25,000)
Other assets	-	50,000
Other current assets	-	(39,500)
Accounts payable and accrued expenses	(376,353)	334,018
Accrued compensation	(16,667)	112,500
Due to related parties	(50,000)	-
Accrued interest, related party	5,211	52,281
Accrued interest	188,736	12,189
Deferred rent liability	1,667	-
Net cash used in operating activities	(5,757,327)	(424,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(35,095)	-
Payments to acquire note receivable	(5,000,000)	-
Payment for investment in Alternative Solutions, net of cash received of $14,612	(5,982,710)	-
Net cash used in investing activities	(11,017,805)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party convertible notes payable	-	-
Proceeds from related party notes payable	158,615	275,629
Proceeds from convertible notes payable	6,357,000	330,000
Principal payments on notes payable	(310,000)	-
Principal payments on related party notes payable	(109,877)	-
Principal payments on convertible notes payable	(37,500)	-
Proceeds from sale of equity	15,535,978	-
Net cash provided by financing activities	21,594,216	605,629

Net increase in cash and cash equivalents	4,819,084	180,879

Cash and cash equivalents at beginning of period	52,964	78,310

Cash and cash equivalents at end of period	$4,872,048	$259,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8,964	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible note issued for unpaid accrued salary	$75,000	$75,000
Related party notes payable reclassified as related party convertible notes payable	$-	$873,996
Beneficial conversion feature on convertible notes	$6,047,322	$508,988
Note payable exchanged for common stock	$1,039,663	$936,478
Shares issued for settlement of accounts payable	$-	$6,000
Discount on convertible notes payable due to derivative	-	$802,381
Charge to paid-in capital for par value of shares issued in cashless exercise of warrants	$3,362	$-
Reclassify derivative liability to paid-in capital upon adoption of ASU 2017-11	$1,265,751	$-
Shares issued for services from stock payable	$25,313	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2018

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

The Company has been issued a U.S. patent with respect to its proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. These concentrates may be ingested in a number of ways, including through vaporization via electronic cigarettes (“e-cigarettes”), and used for a variety of pharmaceutical and other purposes. Internal testing of this extraction method and conversion process has revealed that it produces a cleaner, higher quality product and a significantly higher yield than the cannabinoid extraction processes currently existing in the marketplace. The Company has not commercialized its proprietary process or otherwise earned any revenues from it.  The Company plans to generate revenues through licensing, fee-for-service and joint venture arrangements related to its proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into saleable concentrates.

On December 4, 2017, the Company and Alternative Solutions, LLC (“Alternative Solutions”) entered into a Membership Interest Purchase Agreement (the “Acquisition Agreement”), as amended, for the Company to acquire the Oasis LLCs from Alternative Solutions. Pursuant to the Acquisition Agreement, the Company initially contemplated acquiring all of the membership interests in the Oasis LLCs from Alternative Solutions. Just prior to closing, the parties agreed that the Company would instead acquire all of the membership interests in Alternative Solutions, the parent of the Oasis LLCs, from its members, and the membership interests in the Oasis LLCs owned by members other than Alternative Solutions.

Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 paid in February 2018, for an initial 10% of each of the Oasis LLCs.  At that time, the Company applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received. On June 27, 2018, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $5,995,543, a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 22,058,823 shares of its common stock (the “Purchase Price Shares”) (collectively, the “Closing Consideration”). The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because the Company assumed an additional $204,457 of liabilities. The Company used the proceeds of its recent Canadian private securities offering to fund the cash portion of the Closing Consideration.  The Company then applied for regulatory approval to own the additional 90% in membership interests in the Oasis LLCs, which it received on December 12, 2018. The Company has adopted a fiscal year end of May 31st.

On October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc. (“IGH”), a Massachusetts not-for-profit corporation, which converted to a for-profit corporation on November 6, 2018 (the “Conversion”), entered into an Option Agreement (the “Option Agreement”). Under the terms of the Option Agreement, CLS Massachusetts has an exclusive option to acquire all of the outstanding capital stock of IGH (the “Option”) during the period beginning on the earlier of the date that is one year after the effective date of the Conversion and December 1, 2019, and ending on the date that is 60 days after such date (the “Option Period”). (See note 4). On October 31, 2018, as consideration for the Option, the Company made a loan to IGH (the “IGH Loan”), in the principal amount of $5,000,000 (the “IGH Loan Amount”), subject to the terms and conditions set forth in that certain Loan Agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender (the “IGH Loan Agreement”) (see note 8). The IGH Loan is evidenced by a secured promissory note of IGH (the “IGH Note Receivable”), which bears interest at the rate of 6% per annum and matures on October 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $4,872,048 and $52,964 as of November 30, 2018 and May 31, 2018, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had no bad debts expense during the three and six months ended November 30, 2018 and 2017.

Segment Reporting

Under FASB ASC 280-10-50, the Company operates two business segments: Cannabis Dispensary Segment, and Cannabis Production Segment, and will evaluate additional segment disclosure requirements as it expands its operations.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred with the exception of the amortization of the cost of two major video productions. A music video and reality/lifestyle video were both produced in 2017. The remaining amount that hasn’t been expensed is listed on the schedule in Note 7. Total recognized advertising and promotion expenses were $48,284 and $0 for the three months ended November 30, 2018 and 2017, respectively; total recognized advertising and promotion expenses were $175,676 and $0 for the six months ended November 30, 2018 and 2017, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred no research and development costs for the three and six months ended November 30, 2018 and 2017, respectively.

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

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company uses for determining the fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (see note 16).  On June 1, 2018, the Company adopted ASU 2017-11 and accordingly reclassified the fair value of the reset provisions embedded in convertible notes payable and certain warrants with embedded anti-dilutive provisions from liability to equity in the aggregate amount of $1,265,751.

Revenue Recognition

Revenue is primarily generated through the Company’s subsidiary, Serenity Wellness Center LLC, d/b/a Oasis Cannabis (“Oasis”). Oasis operates a 24-hour cannabis dispensary that recognizes revenue from the sale of medical and recreational cannabis products within the State of Nevada.

Revenue from the sale of cannabis products is recognized by our subsidiary at the point of sale, at which time payment is received. Management estimates an allowance for sales returns.

The Company also recognizes revenue from Serenity Wellness Products LLC and Serenity Wellness Growers LLC, d/b/a City Trees. City Trees recognizes revenue from the sale of the following cannabis products and services to licensed dispensaries within the State of Nevada:

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

Effective June 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605. Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and six months ended November 30, 2018.

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

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three and six months ended November 30, 2018 and 2017.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted. The Company does not believe the implementation of this update has had a material impact on its financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU became effective for the Company on January 1, 2018, and will be applied prospectively to an award modified on or after the adoption date. The Company does not believe that this standard has had a material effect on its financial statements.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $37,925,277 as of November 30, 2018. The Company’s auditors stated in their opinion on the Company’s financial statements for the year ended May 31, 2018 that there was substantial doubt about the Company’s ability to continue as a going concern, and that further losses were anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company began generating revenue from operations with the Acquisition of Alternative Solutions, LLC on June 27, 2018 (note 3). Management intends to finance operating costs over the next twelve months with loans, the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 paid in February 2018, for an initial 10% of each of the Oasis LLCs.  At that time, the Company applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received. On June 27, 2018, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $5,995,543, a $4.0 million promissory note due in December 2019 (see note 13), (the “Oasis Note”), and 22,058,823 shares of its common stock (see note 15), (the “Purchase Price Shares”) (collectively, the “Closing Consideration”). The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because the Company assumed an additional $204,457 of liabilities. The Company used the proceeds of its recent Canadian private securities offering to fund the cash portion of the Closing Consideration (see note 15).  The Company then applied for regulatory approval to own the additional 90% in membership interests in the Oasis LLCs, which it received on December 12, 2018.

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

The sellers are also entitled to a $1,000,000 payment from the Company on May 30, 2020 if the Oasis LLCs have maintained an average revenue of $20,000 per day during the 2019 calendar year. The fair value of this contingent consideration was $678,111 as determined by the Company’s outside valuation consultants. This amount is recorded as contingent liability on the Company’s balance sheet at November 30, 2018.

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

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of the Oasis LLCs was effective on the first day of each of the three and six months periods presented.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three months ended November 30,
	2018	2017
	(unaudited)	(unaudited)
Revenues	$1,976,910	$1,928,265
Net loss	$(10,771,264)	$(10,734,044)
Basic net income per share	$(0.12)	$(0.18)
Diluted net income per share	$(0.12)	$(0.18)
Weighted average shares - basic	90,338,339	58,372,855
Weighted average shares - diluted	90,338,339	58,372,855

	Six months ended November 30,
	2018	2017
	(unaudited)	(unaudited)
Revenues	$3,843,783	$3,311,457
Net loss	$(19,353,778)	$(8,453,557)
Basic net income per share	$(0.24)	$(0.25)
Diluted net income per share	$(0.24)	$(0.25)
Weighted average shares - basic	80,765,385	57,280,264
Weighted average shares - diluted	80,765,385	57,280,264

Note 4 – In Good Health Loan and Option Transaction

On October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc. (“IGH”), a Massachusetts not-for-profit corporation, which converted to a for-profit corporation on November 6, 2018 (the “Conversion”), entered into an Option Agreement (the “Option Agreement”). Under the terms of the Option Agreement, CLS Massachusetts has an exclusive option to acquire all of the outstanding capital stock of IGH (the “Option”) during the period beginning on the earlier of the date that is one year after the effective date of the Conversion and December 1, 2019, and ending on the date that is 60 days after such date (the “Option Period”). If CLS Massachusetts exercises the Option, the Company, a wholly-owned subsidiary of the Company and IGH will enter into a merger agreement (the form of which has been agreed to by the parties) (the “Merger Agreement”). At the effective time of the merger contemplated by the Merger Agreement, CLS Massachusetts will pay a purchase price of $47,500,000, subject to reduction as provided in the Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note.

IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the Merger Agreement have entered into agreements pursuant to which such stockholders have, among other things, agreed to vote in favor of such transactions.

On October 31, 2018, as consideration for the Option, the Company made a loan to IGH (the “IGH Loan”), in the principal amount of $5,000,000 (the “IGH Loan Amount”), subject to the terms and conditions set forth in that certain Loan Agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender (the “IGH Loan Agreement”) (see note 8). The IGH Loan is evidenced by a secured promissory note of IGH (the “IGH Note Receivable”), which bears interest at the rate of 6% per annum and matures on October 31, 2021.

To secure the obligations of IGH to the Company under the Loan Agreement and the IGH Note Receivable, the Company and IGH entered into a Security Agreement dated as of October 31, 2018 (the “IGH Security Agreement”), pursuant to which IGH granted to the Company a first priority lien on and security interest in all personal property of IGH.

If the Company does not exercise the Option on or prior to the date that is 30 days following the end of the Option Period, the Loan Amount will be reduced to $2,500,000 as a break-up fee (the “Break-Up Fee”), except in the event of a Purchase Exception (as defined in the Option Agreement), in which case the Break-Up Fee will not apply and there will be no reduction to the Loan Amount.

Note 5 – Accounts Receivable

Accounts receivable was $78,419 and $0 at November 30, 2018 and May 31, 2018, respectively. No allowance for doubtful accounts was necessary during the three and six months ended November 30, 2018 and 2017.

Note 6 – Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	November 30,	May 31,
	2018	2018
Raw materials	$257,985	$-
Finished goods	612,999	-
Total	$870,984	$-

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following at November 30, 2018 and May 31, 2018:

	November 30,	May 31,
	2018	2018
Prepaid insurance	$26	$-
Prepaid advertising	5,946	-
Prepaid license fees	62,685	-
Prepaid legal fees	1,410	1,410
Prepaid general and administrative expenses	5,743	-
Deposits on inventory	66,000	-
Deposits on exterior signs	35,134	-
Total	$176,944	$1,410

Note 8 – Notes Receivable

PRH Note Receivable

During the year ended May 31, 2015, the Company loaned $500,000 (the “PRH Note”) to Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”).  Pursuant to the PRH Note, as amended by the parties effective June 30, 2015, October 31, 2015, April 11, 2016, and May 31, 2016, PRH was expected to repay the principal due under the PRH Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing in the month following the month in which PRH commenced generating revenue at the grow facility, which commencement was originally anticipated to occur in the first quarter of 2017, and continuing until paid in full.  We suspended our plans to proceed with the Colorado Arrangement due to regulatory delays and have not yet determined when we will pursue them again.  Interest will accrue on the unpaid principal balance of the PRH Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing after such initial payment and continuing until paid in full.  All outstanding principal and any accumulated unpaid interest due under the Note is due and payable on the five-year anniversary of the initial payment thereunder.   In the event of default as defined in the agreements underlying the Note, all amounts under the Note shall be due and payable at once.  During the year ended May 31, 2015, the Company recorded an impairment related to the note receivable in the amount of $500,000.

During the year ended May 31, 2018, the Company received a payment of $50,000 on the PRH Note.  As a result, the Company has reduced the impairment of the note by $50,000 to reflect this payment.  The receivable is recorded on the balance sheet as of November 30, 2018 in the amount of $0, net of allowance in the amount of $450,000.

IGH Note Receivable

On October 31, 2018, in connection with an option to purchase transaction (see note 4), the Company loaned $5,000,000 (the “IGH Note) to In Good Health, Inc., a Massachusetts not-for-profit corporation (“IGH”); on November 6, 2018, IGH converted to a for-profit corporation. This Note bears interest at the rate of 6% per annum. On March 1, 2020 (the “Initial Payment Date”), all accrued interest shall be added to the outstanding principal due hereunder and such amount shall be payable in eight equal quarterly installments, commencing on the Initial Payment Date, together with interest accruing after the Initial Payment Date. The IGH Note shall mature and all outstanding principal, accrued interest and any other amounts due hereunder, shall become due and payable in full on the third anniversary of the IGH Note. The IGH Note was issued in connection with a loan agreement and security agreement between the Company and IGH, and an option agreement between the Company and IGH, among others (the “IGH Option Agreement”), in both cases dated as of October 31, 2018 and the other agreements and documents executed and/or delivered in connection therewith (collectively the “IGH Loan Documents”), and is secured by the collateral described in the Loan Documents and by such other collateral as may in the future be granted to the Holder to secure the IGH Note. During the three months ended November 30, 2018, the Company recorded interest income in the amount of $24,658 in connection with the IGH Note. At November 30, 2018, principal in the amount of $5,000,000 and interest receivable in the amount of $24,658 due under the IGH Note are classified as non-current assets on the Company’s balance sheet.

Note 9 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at November 30, 2018 and May 31, 2018.

	November 30,	May 31,
	2018	2018
Office equipment	135,138	2,674
Furniture and fixtures	30,895	-
Leasehold improvements	$802,204	$-
Less: accumulated depreciation	(76,167)	(2,674)
Property, plant, and equipment, net	$892,070	$-

During the six months ended November 30 2018, the Company acquired property, plant, and equipment with an aggregate fair value of $933,142 with the acquisition of Alternative Solutions, LLC. See note 3.

Depreciation of property, plant, and equipment was $48,658 and $223 for the three months ended November 30, 2018 and 2017 respectively. Depreciation of property , plant, and equipment was $76,167 and $446 for the six months ended November 30, 2018 and 2017 respectively.

 Note 10 – Intangible Assets

Intangible assets consisted of the following at November 30, 2018 and May 31, 2018.

November 30, 2018
		Accumulated
	Gross	Amortization	Net
Intellectual Property	$319,600	$(13,317)	$306,283
License & Customer Relations	990,000	(20,624)	969,376
Tradenames - Trademarks	301,000	(12,542)	288,458
Non-compete Agreements	27,000	(5,626)	21,374
Domain Names	4,482	(2,060)	2,422
Total	$1,642,082	$(54,169)	$1,587,913

May 31, 2018
Accumulated
	Gross	Amortization	Net
Intellectual Property	$-	$-	$-
License & Customer Relations	-	-	-
Tradenames - Trademarks	-	-)	-
Non-compete Agreements	-	-	-
Domain names	1,726	(828)	898
Total	$1,726	$(828)	$898

Total amortization expense charged to operations for the three months ended November 30, 2018 and 2017 was $31,413 and $108, respectively.  Total amortization expense charged to operations for the six months ended November 30, 2018 and 2017 was $52,364 and $216, respectively.

Amount to be amortized during the twelve months ended November 30,
2019	$127,120
2020	119,796
2021	111,560
2022	111,560
2023	111,560
Thereafter	1,006,317
$1,587,913

Note 11 – Other Assets

Other assets included the following as of November 30, 2018 and May 31, 2018, respectively:

	November 30,	May 31,
	2018	2018
Security deposits	160,450	-
	$160,450	$-

Note 12 – Accounts Payable and Accrued Liabilities

Accrued expenses consisted of the following at November 30, 2018 and May 31, 2018:

	November 30,	May 31,
	2018	2018
Trade accounts payable	661,217	$726,457
Accrued payroll and payroll taxes	196,785	44,465
Accrued liabilities	513,908	-
Deferred rent liability	137,707	55,699
Total	$1,509,617	$826,621

Note 13 – Notes Payable and Convertible Notes Payable

Notes Payable

	November 30,	May 31,
	2018	2018

On February 7, 2018, the Company issued a note payable to Todd Blatt in the amount of $210,000 the “Blatt Note”). This note accrues interest at a rate of 6% per annum and is due on February 7, 2019. During the six months ended November 30, 2018, the Company accrued interest in the amount of $1,726 on the Blatt Note. On July 20, 2018, the Company made principal and interest payments in the amount of $210,000 and $5,627, respectively, on the Blatt Note.	$-	$210,000

On February 7, 2018, the Company issued a note payable to AJG Group in the amount of $200,000 the “AJG Note”). This note accrues interest at a rate of 6% per annum and is due on February 7, 2019. During the six months ended November 30, 2018, the Company accrued interest in the amount of $641 on the AJG Note. On July 9, 2018, the Company made principal and interest payments in the amount of $100,000 and $3,337, respectively, on the AJG Note.	-	100,000

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

The Company recognized an original issue discount of $189,180 on the Oasis Note.  During the six months ended November 30, 2018, $56,213 of this discount was charged to operations.  During six months ended November 30, 2018, the Company accrued interest in the amount of $104,000 on the Oasis Note.

	4,000,000	-

Total – Notes Payable	$4,000,000	$310,000
Less: Discount	(132,967)	-
Notes Payable, Net of Discounts	$3,867,033	$310,000
Current portion	$3,867,033	$310,000
Long term portion	$-	$-

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

The following tables summarize the Company’s loan balances at November 30, 2018 and May 31, 2017:

November 30,	May 31,
2018	2018

Notes payable to Jeffrey Binder, an officer and director of the Company, for advances to fund operations (the “Binder Funding Notes”). The Binder Funding Notes bear interest at a rate of 10% per annum, have no maturity date and are due on demand.  Effective May 31, 2017, pursuant to the Omnibus Loan Amendment, a conversion feature was added to the Binder Funding Notes whereby principal and accrued interest is convertible into common stock of the Company at a rate of $0.25 per share.

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

During the six months ended November 30, 2018, Mr. Binder advanced a total of $158,615 to the Company under the Binder Funding Notes. During the six months ended November 30, 2018, the Company made principal payments to in the amount of $109,876 under the Binder Funding Notes. During the six months ended November 30, 2018, the Company accrued interest in the amount of $979 on the Binder Funding Notes. During the six months ended November 30, 2018, discounts in the aggregate amount of $158,615 related to the beneficial conversion feature of the Binder Funding Notes were charged to additional-paid in capital and amortized to interest expense.

$48,874	$137

	November 30, 2018	May 31, 2018

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

During the six months ended November 30, 2018, principal in the amount of $75,000 and accrued interest in the amount of $1,931 was transferred out of the Newcan Funding Notes and used to create a new convertible note payable to Newcan (“Newcan Convertible Note 8”). During the six months ended November 30, 2018, the Company accrued interest in the amount of $1,377 on the Newcan Funding Notes.

	-	75,000

Total – Demand Convertible Notes Payable, Related Parties	$48,874	$75,137
Total – Demand Convertible Notes Payable, Related Parties - Current portion	$48,874	$75,137
Total – Demand Convertible Notes Payable, Related Parties - Long term portion	$-	$-

Convertible Notes Payable, Related Parties

November 30, 2018	May 31, 2018

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

During the six months ended November 30, 2018, interest in the amount of $562 was accrued on the Lamadrid note. During the six months ended November 30, 2018, the Lamadrid Note, in the amount of $$32,497, of which $31,250 was principal and $1,247 was accrued interest, was converted into 103,989 shares of common stock. During the six months ended November 30, 2018 the remaining discount in the amount of $30,308 was charged to operations.

$-	$31,250

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

During the six months ended November 30, 2018, interest in the amount of $699 was accrued on the Binder Convertible Note 9. During the six months ended November 30, 2018, the Company made a principal payment in the amount of $37,500 on the Binder Convertible Note 9. During the six months ended November 30, 2018 the remaining discount in the amount of $35,610 was charged to operations.

-	37,500

	November 30, 2018	May 31, 2018

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

During the six months ended November 30, 2018, the Company accrued interest expense in the amount of $1,603 on this note. During the six months ended November 30, 2018, the note holder converted $78,534, of which $75,000 was principal and $3,534 was accrued interest into 196,336 shares of common stock. Also during the six months ended November 30, 2018, the remaining discount in the amount of $57,322 was charged to interest expense

	-	-

Total – Convertible Notes Payable, Related Parties	$-	$68,750
Less: Discount	-	(65,918)
Convertible Notes Payable, Related Parties, Net of Discounts	$-	$2,832

Convertible Notes Payable, Related Parties, Net of Discounts, Current Portion	$-	$2,832
Convertible Notes Payable, Related Parties, Net of Discounts, Long-term Portion	-	-

Convertible Notes Payable

November 30, 2018	May 31, 2018

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

During the six months ended November 30, 2018, the Company accrued interest in the amount of $1,447 on this note. During the six months ended November 30, 2018, the holder of the Darling Note converted $565,000, of which $550,000 was principal and $15,000 was accrued interest, into 1,808,000 shares of common stock. Also during the six months ended November 30, 2018, the remaining discount in the amount of $509,573 was charged to operations.

$-	$550,000

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

During the six months ended November 30, 2018, the Company accrued interest in the amount of $898 on this note. During the six months ended November 30, 2018, the holder of the Efrat Note converted $57,200, of which $55,000 was principal and $2,200 was accrued interest into 183,040 shares of common stock. Also during the six months ended November 30, 2018, the remaining discount in the amount of $52,026 was charged to operations.

-	55,000

November 30, 2018	May 31, 2018

Convertible promissory note payable to YA II PN, Ltd. (the “YA II PN Note”) dated May 14, 2018 and bearing interest at a rate of 8% per annum. The lender loaned the Company $750,000, and the note is due on November 14, 2019.  YA II PN may, at its option, convert all or a portion of the YA II PN Note and accrued but unpaid interest into shares of common stock at a conversion price of $0.40 per share.  The YA II PN Note also contains a reset feature, whereby, absent certain exceptions, if the Company issues equity securities at an effective price less than $0.40 per share of common stock, the conversion price of the YA II PN Note will be reset to such lower price. The Company recognized a discount of $750,000 related to the beneficial conversion feature at the time of issuance.  Commencing on December 1, 2018, absent certain exceptions, the first of eight payments in the amount of $93,750 will become due; subsequent payments will become due on the first day of each of the following months until paid in full. During the twelve months ended May 31, 2018, $23,224 of this discount was charged to operations.  During the twelve months ended May 31, 2018, the Company accrued interest in the amount of $2,795 on this note.

During the six months ended November 30, 2018, a reset event occurred. As a result, the conversion price of the YA II PN Note was reduced to $0.34 per share of common stock. This was considered a material modification of the note; the remaining balance of the discount to the note in the amount of $699,628 was charged to interest expense, a new discount in the amount of $750,000 was charged to additional paid-in capital, and $124,581 of the new discount was amortized to interest expense.  Also during the six months ended November 30, 2018, the Company accrued interest expense in the amount of $29,205 on the YA II PN Note. During the six months ended November 30, 2018, the holder of the YA II PN Note converted principal in the amount of $250,000 and accrued interest in the amount of $30,247 into 700,616 shares of common stock.

500,000	750,000

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

During the six months ended November 30, 2018, $7,152 of the discount was charged to operations. Also during the six months ended November 30, 2018, the Company accrued interest in the amount of $993 on this note. During the six months ended November 30, 2018, the holder of the Lasky Note converted $26,185, of which $25,000 was principal and $1,185 was accrued interest into 65,462 shares of common stock.

-	25,000

November 30, 2018	May 31, 2018

Convertible promissory note payable to YA II PN, Ltd. (the “YA II PN Note 2”) dated July 20, 2018 and bearing interest at a rate of 8% per annum. The lender loaned the Company $500,000, and the note is due on November 14, 2019.  YA II PN may, at its option, convert all or a portion of the YA II PN Note 2 and accrued but unpaid interest into shares of common stock at a conversion price of $0.40 per share.  The YA II PN Note 2 also contains a reset feature, whereby, absent certain exceptions, if the Company issues equity securities at an effective price less than $0.40 per share of common stock, the conversion price of the YA II PN Note 2 will be reset to such lower price. The Company recognized a discount of $362,500 related to the beneficial conversion feature at the time of issuance.  Commencing on December 1, 2018, absent certain exceptions, the first of eight payments in the amount of 62,500 will become due; subsequent payments will become due on the first day of each of the following months until paid in full. During the six months ended November 30, 2018, $100,026 of this discount was charged to operations. Also during the six months ended November 30, 2018, the Company accrued interest in the amount of $18,685 on this note.

500,000	-

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 matures on a date that is three years following issuance. The U.S. Convertible Debenture 1 is convertible into units (the “Convertible Debenture Units”) at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the six months ended November 30, 2018, $33 of this discount was charged to operations. During the six months ended November 30, 2018, the Company accrued interest in the amount of $26,301 on the U.S. Convertible Debenture 1.

4,000,000	-

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 matures on a date that is three years following issuance. The U.S. Convertible Debenture 2 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the six months ended November 30, 2018, $28 of this discount was charged to operations. During the six months ended November 30, 2018, the Company accrued interest in the amount of $6,575 on the U.S. Convertible Debenture 2.

1,000,000	-

November 30, 2018	May 31, 2018

Convertible debenture in the principal amount of $100,000 (the “U.S. Convertible Debenture 3”) dated October 24, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 3. The U.S. Convertible Debenture 3 matures on a date that is three years following issuance. The U.S. Convertible Debenture 3 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The U.S. Convertible Debenture 3 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 3 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $75,415 on the U.S. Convertible Debenture 3. During the six months ended November 30, 2018, $20 of this discount was charged to operations. During the six months ended November 30, 2018, the Company accrued interest in the amount of $811 on the U.S. Convertible Debenture 3.

100,000	-

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 matures on a date that is three years following issuance. The U.S. Convertible Debenture 4 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the six months ended November 30, 2018, $26 of this discount was charged to operations. During the six months ended November 30, 2018, the Company accrued interest in the amount of $4,198 on the U.S. Convertible Debenture 4.

532,000	-

Convertible debenture in the principal amount of $150,000 (the “U.S. Convertible Debenture 5”) dated October 26, 2018,  which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 5. The U.S. Convertible Debenture 5 matures on a date that is three years following issuance. The U.S. Convertible Debenture 5 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The U.S. Convertible Debenture 5 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 5 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $120,100 on the U.S. Convertible Debenture 5. During the six months ended November 30, 2018, $22 of this discount was charged to operations. During the six months ended November 30, 2018, the Company accrued interest in the amount of $1,151 on the U.S. Convertible Debenture 5.

150,000	-

	November 30, 2018	May 31, 2018

Convertible debenture payable in the principal amount of $75,000 (the “U.S. Convertible Debenture 6”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 6. The U.S. Convertible Debenture 6 matures on a date that is three years following issuance. The U.S. Convertible Debenture 6 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The U.S. Convertible Debenture 6 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 6 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $60,049 on the U.S. Convertible Debenture 6. During the six months ended November 30, 2018, $19 of this discount was charged to operations. During the six months ended November 30, 2018, the Company accrued interest in the amount of $575 on the U.S. Convertible Debenture 6.

	75,000	-

Total - Convertible Notes Payable	$6,857,000	$1,380,000
Less: Discount	(5,343,875)	(1,295,527)
Convertible Notes Payable, Net of Discounts	$1,513,125	$84,473

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$396,813	$43,401
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$1,116,312	$41,072

Discounts on notes payable amortized to interest expense – 3 months ended November 30, 2018 and 2017, respectively	$1,598,501	$530,796

Discounts on notes payable amortized to interest expense – 6 months ended November 30, 2018 and 2017, respectively	$2,144,333	$572,856

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

Note 14 – Contingent Liability

The terms of the Company’s acquisition of Alternative Solutions, LLC include a payment of $1,000,000 contingent upon the Oasis LLCs achieving certain revenue targets. (see note 3). The fair value of this contingent consideration at the time of the Acquisition Agreement was $678,111 as determined by the Company’s outside valuation consultants. Management has reviewed the value of the contingent consideration, and has concluded that no adjustment is necessary at November 30, 2018,

Note 15 – Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 91,150,451 and 50,128,972 shares of common stock issued and outstanding as of November 30 2018 and May 31, 2018, respectively.

The Company recorded imputed interest of $271 and $271 during the three months ended November 30, 2018 and 2017 on related party payables due to a director and officer of the Company. The Company recorded imputed interest of $539 and $539 during the six months ended November 30, 2018 and 2017 on related party payables due to a director and officer of the Company, and charged this amount to additional paid-in capital.

Stock Issued upon Conversion of Notes Payable

During the six months ended November 30, 2018, Darling Capital, holder of a convertible promissory note, converted a total of $565,000, which consisted of $550,000 of principal and $15,000 of accrued interest, into 1,808,000 shares of common stock.

During the six months ended November 30, 2018, Efrat Investments, holder of a convertible promissory note, converted a total of $57,200, which consisted of $55,000 of principal and $2,200 of accrued interest, into 183,040 shares of common stock.

During the six months ended November 30, 2018, David Lamadrid, holder of a convertible promissory note, converted a total of $32,497, which consisted of $31,250 of principal and $1,247 of accrued interest, into 103,989 shares of common stock.

During the six months ended November 30, 2018, Jay Lasky, holder of a convertible promissory note, converted a total of $26,185, which consisted of $25,000 of principal and $1,185 of accrued interest, into 65,462 shares of common stock.

During the six months ended November 30, 2018, Newcan, holder of a convertible promissory note, converted a total of $78,534, which consisted of $75,000 of principal and $3,534 of accrued interest, into 196,336 shares of common stock.

During the six months ended November 30, 2018, YA II PN, holder of a convertible promissory note, converted a total of $280,247, which consisted of $250,000 of principal and $30,247 of accrued interest, into 700,616 shares of common stock.

Stock Issued for Services

On July 24, 2018, the Company awarded Star Associates, LLC, a limited liability company owned by Andrew Glashow, a director of the Company, a cash payment in the amount of $250,000 and 700,000 shares of the Company’s restricted common stock in recognition of Mr. Glashow’s efforts, through Star Associates, in successfully assisting the Company in negotiating and obtaining the financing necessary to acquire Alternative Solutions, LLC.  The shares were valued at $490,000 and were charged to operations during the six months ended November 30, 2018.

On June 24, 2018, pursuant to the terms of a severance agreement between the Company and David Lamadrid, the Company issued 600,000 shares of restricted common stock to Mr. Lamadrid. These shares were valued at $264,000, $213,320 of which was previously expensed and the remaining $50,680 of which was charged to operations during the six months ended November 30, 2018.

On September 11, 2018, the Company issued 31,250 shares of common stock with a fair value of $25,310 in exchange for legal services previously rendered to the Company. These shares were accrued on February 8, 2018, and were issued from stock payable.

Stock Issued for Acquisition

On June 27, 2018, the Company issued 22,058,823 shares of its common stock pursuant to the terms of the Alternative Solutions, LLC Acquisition Agreement.  These shares were valued at $15,441,176.  (See note 3).

Special Warrants Issued in Offering

On June 20, 2018, the Company executed an Agency Agreement with Canaccord Genuity Corp. and closed on a private offering of its special warrants for aggregate gross proceeds of C$13,037,859 (USD$9,785,978). Pursuant to the offering, the Company issued 28,973,020 special warrants at a price of C$0.45 (USA$0.34) per special warrant.  Each special warrant was automatically exercisable, for no additional consideration, into units of the Company on the earlier of: (i) the date that was five business days following the date on which the Company obtained a receipt from the applicable securities regulatory authorities in each of the jurisdictions in Canada in which the special warrants were sold for a final prospectus qualifying the distribution of the units, which was intended to be no later than November 30, 2018, and (ii) the date that was four months and one day after the completion of the Company's acquisition of all of the membership interests in Alternative Solutions, LLC, known as Oasis Cannabis.

In connection with the offering, the Company paid Canaccord Genuity Corp. a cash commission equal to C$1,043,028 (USD$799,053), a corporate finance fee equal to 1,448,651 special warrants, and 2,317,842 compensation broker warrants valued at $1,495,373. Each compensation broker warrant entitles the holder thereof to acquire one unit at a price of C$0.45 per unit for a period of 36 months from the date that the Company's common stock is listed on a recognized Canadian stock exchange, subject to adjustment in certain events. The 1,448,651 special warrants that were issued were valued at $1,413,300 and were charged to operations during the three months ended August 31, 2018.

Upon exercise of the special warrants, each unit was to consist of one share of the Company's common stock and one warrant to purchase one share of common stock.  Each warrant was to be exercisable at a price of C$0.65 for three years after the Company's common stock was listed on a recognized Canadian stock exchange, subject to adjustment in certain events.

Because the Company did not receive a receipt from the applicable Canadian securities authorities for the qualifying prospectus by August 20, 2018, the unexercised special warrants were adjusted to entitle the holders to receive 1.1 units instead of one unit of the Company. This resulted in the planned issuance of an additional 3,042,167 units. This penalty was valued at $7,142,550 and was charged to operations during the three months ended August 31, 2018.

On November 30, 2018, all of the special warrants were automatically converted into 33,465,110 shares of common stock and warrants to purchase 33,465,110 shares of common stock for CD$0.65 per share.

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

Stock Issued to Officers

On July 27, 2018, the Company granted 25,000 shares of restricted common stock to its Chief Financial Officer.  These shares vested four months after issuance.  The shares were valued at $17,500, and were amortized over the vesting period.  As of November 30, 2018, these shares had not been issued. As of November 30, 2018, $17,500 had been charged to operations, and is carried as Common Stock Subscribed on the Company’s balance sheet at November 30, 2018.

On July 31, 2018, the Company granted the Chief Executive Officer of CLS Nevada, Inc. a one-time signing bonus of 500,000 shares of restricted common stock, which shall become fully vested one year from the effective date of his employment agreement.  These shares were valued at $350,000 and will be amortized over the vesting period.  As of November 30, 2018, $147,917 had been charged to operations, and is carried as Common Stock Subscribed on the Company’s balance sheet at November 30, 2018.

On July 31, 2018, the Company granted the Chief Operating Officer of CLS Nevada, Inc. a one-time signing bonus of 50,000 shares of restricted common stock, which shall become fully vested one year from the effective date of his employment agreement.  These shares were valued at $35,000 and will be amortized over the vesting period. As of November 30, 2018, $14,792 had been charged to operations, and is carried as Common Stock Subscribed on the Company’s balance sheet at November 30, 2018.

Stock Issued upon Cashless Exercise of Warrants

On August 14, 2018, the Company issued 129,412 shares of common stock for the cashless conversion of 350,000 warrants at an exercise price of $0.75 per share.

On September 6, 2018, the Company issued 13,684 shares of common stock upon the cashless exercise of 40,000 warrants at an exercise price of $0.75 per share.

On November 14, 2018, the Company issued 5,867 shares of common stock upon the cashless exercise of 25,000 warrants at an exercise price of $0.75 per share.

Stock Issued for Settlement

On November 1, 2018, the Company issued 50,000 shares of common stock with a fair value of $47,500 pursuant to a legal settlement. There was no gain or loss associated with this transaction.

Additional Paid-in Capital

During the six months ended November 30, 2018, the Company recorded discounts on two convertible notes payable relating to beneficial conversion features in the aggregate amount of $362,500 on the YA II PN Note 2, and $58,594 on the Newcan Convertible Note 8. Also during the six months ended November 30, 2018, a reset event occurred with regard to the YAII PN Note.

During the six months ended November 30, 2018, the Company recorded an original issue discount on the Serenity Wellness Note in the amount of $81,961.

On June 1, 2018, the Company adopted ASU 2017-11 and accordingly reclassified the fair value of the reset provisions embedded in the previously issued convertible notes payable and certain warrants with embedded anti-dilutive provisions from liability to additional paid-in capital in the aggregate amount of $1,265,751. On June 20, 2018, a reset event occurred in connection with the YA II PN Note (see note 13), and the Company charged the change in fair value of the conversion feature in the amount of $35,833 to additional paid-in capital. This was considered a material modification of the note, and the Company created a new discount to this note in the amount of $750,000, which was charged to additional paid-in capital.

During the six months ended November 30, 2018, the Company recorded discounts on six convertible debentures relating to beneficial conversion features as follows: a discount of $3,254,863 was recorded on the U.S. Convertible Debenture 1; a discount of $813,696 was recorded on the U.S. Convertible Debenture 2; a discount of $75,395 was recorded on the U.S. Convertible Debenture 3; a discount of $416,627 was recorded on the U.S. Convertible Debenture 4; a discount of $120,078 was recorded on the U.S. Convertible Debenture 5; and a discount of $60,030 was recorded on the U.S. Convertible Debenture 6.

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

The following table summarizes the significant terms of warrants outstanding at November 30, 2018. These warrants were granted as part of financing agreements. This table does not include the special warrants; see Special Warrant section below:

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.49	35,782,952	2.97	$0.49	35,782,952	$0.49
0.50	2,736,500	3.23	0.50	2,736,500	0.50
0.60	17,500,000	3.00	0.60	17,500,000	0.60
0.75	1,042,738	2.62	0.75	1,042,738	0.75

	57,062,190	2.98	$0.53	57,062,190	$0.53

Transactions involving warrants are summarized as follows. This table does not include the special warrants; see Special Warrant section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2018	4,700,988	$0.62
Granted	52,776,202	$0.58
Exercised	(415,000)	$0.75
Cancelled / Expired	-	$-
Warrants outstanding at November 30, 2018	57,062,190	$0.53

Special Warrants

On June 20, 2018, the Company sold 28,973,019 special warrants for net proceeds of US$9,785,978.   Each special warrant was automatically exercisable, for no additional consideration, into units of the Company on the earlier of: (i) the date that was five business days following the date on which the Company obtained a receipt from the applicable securities regulatory authorities in each of the jurisdictions in Canada in which the special warrants were sold for a final prospectus qualifying the distribution of the units, which was intended to be no later than November 30, 2018, and (ii) the date that was four months and one day after the completion of the Company's acquisition of all of the membership interests in Alternative Solutions, LLC, known as Oasis Cannabis, which was June 28, 2018.

All of the special warrants were automatically exercised for units on November 30, 2018. Each unit consists of one share of the Company’s common stock and one three-year warrant to purchase one share of common stock at a price of CAN$0.65.

Note 16 – Fair Value of Financial Instruments

The Company has issued convertible notes containing beneficial conversion features to Darling, Efrat, David Lamadrid and YA II PN Notes.  One of the features is a ratchet reset provision which, in general, reduces the conversion price should the Company issue equity with an effective price per share that is lower than the stated conversion price in the note. The Company accounts for the fair value of the conversion feature in accordance with ASC 815- Accounting for Derivatives and Hedging and Emerging Issues Task Force (“EITF”) 07-05- Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). The Company carries the embedded derivative on its balance sheet at fair value and accounts for any unrealized change in fair value as a component of its results of operations. The Company also has a contingent liability in connection with the acquisition of Alternative Solutions, LLC (see note 3).

The following summarizes the Company’s financial liabilities that are recorded at fair value on a recurring basis at November 30, 2018 and May 31, 2018:

	November 30, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent liabilities	$-	$-	$678,111	$678,111

	May 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,265,751	$1,265,751

The estimated fair values of the Company’s derivative liabilities are as follows:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of May 31, 2018	$1,265,751

Transfers out due to the adoption of ASU 2017-11 effective June 1, 2018	(1,265,751)

Balance as of November 30 2018	$-

Note 17 – Commitments and Contingencies

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease.  These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of November 30, 2018.

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs’ common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.  On April 28, 2015, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed that following the merger of CLS Labs and a subsidiary of the Company, in addition to his obligations to CLS Labs, he would serve the Company and its subsidiaries in such roles as the Company may request.  In exchange, the Company agreed to assume the obligations of CLS Labs to grant Mr. Binder annual stock options, as referenced above.  Mr. Binder continues to receive an annual salary of $150,000 from CLS Labs for serving as its Chairman, President and Chief Executive Officer. On July 20, 2016, March 31, 2017, August 23, 2017, October 9, 2017, January 5, 2018 and April 6, 2018, the Company issued Mr. Binder convertible notes in exchange for $250,000, $112,500, $62,500, $39,521, $37,500 and $37,500 respectively, in deferred salary, among other amounts owed to Mr. Binder by the Company.  As of November 30, 2018 and May 31, 2018, the Company had accrued compensation due to Mr. Binder in the amount of $0 and $37,500.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett was entitled to receive an annual salary of $150,000. Further, he was entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett received a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, valued at $327,500, which became fully vested one year from the effective date of the agreement. Mr. Bonsett, as an owner of Picture Rock Holdings, LLC (“PRH”), was expected to indirectly receive the benefits of the Colorado Arrangement discussed above. Mr. Bonsett agreed to defer his salary effective July 1, 2017; at November 30, 2018, the Company had accrued compensation due to Mr. Bonsett in the amount of $37,500. On October 1, 2017, the Company and Mr. Bonsett, the Company’s Chief Operating Officer, mutually agreed to end his employment with the Company.  Mr. Bonsett may provide consulting services to the Company in the future on an as needed basis.

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

On July 31, 2018, the Company and Mr. Sillitoe entered into a one-year employment agreement. Pursuant to the agreement, Mr. Sillitoe commenced serving as the Chief Executive Officer of CLS Nevada, Inc. effective July 1, 2018. Under the agreement, Mr. Sillitoe is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the annual EBITDA of CLS Nevada, Inc., and annual restricted stock awards of the Company’s common stock in an amount equal to 3% of the annual EBITDA of CLS Nevada, Inc. Additionally, Mr. Sillitoe is entitled to a one-time signing bonus of 500,000 shares of restricted common stock, which shall become fully vested one year from the effective date of his employment agreement assuming Mr. Sillitoe remains employed by the Company on such date. As of November 30, 2018 and May 31, 2018, the Company had accrued compensation due to Mr. Sillitoe in the amount of $25,000 and $0.

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

At November 30, 2018 and May 31, 2018, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250.

Note 18 – Related Party Transactions

As of November 30, 2018 and May 31, 2018, the Company owed the amount of $0 and $37,500, respectively, to Jeffrey Binder, its Chief Executive Officer, for accrued salary.

As of November 30, 2018 and May 31, 2018, the Company had accrued salary due to Alan Bonsett, a former officer of the Company prior to his October 1, 2017 separation, in the amount of $37,500 and $37,500, respectively.

As of November 30, 2018 and May 31, 2018, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

As of November 30, 2018 and May 31, 2018, the Company had related party payables in the amount of $17,930 due to officers and directors related to expenses paid on behalf of the Company. The Company imputed interest at the rate of 6% per annum on these liabilities, and recorded imputed interest expense on these liabilities in the amounts of $271 and $271 during the three months ended November 30, 2018 and 2017, respectively.  These interest accruals were charged to additional paid-in capital.

On July 27, 2018, the Company granted 25,000 shares of restricted common stock to its Chief Financial Officer. These share vested four months after issuance. The shares were valued at $17,500, and were amortized over the vesting period. As of November 30, 2018, these shares had not been issued. As of November 30, 2018, $17,500 had been charged to operations.

On July 31, 2018, the Company granted the Chief Executive Officer of CLS Nevada, Inc. a one-time signing bonus of 500,000 shares of restricted common stock, which shall become fully vested one year from the effective date of his employment agreement. These shares were valued at $355,000 and will be amortized over the vesting period. As of November 30, 2018, $147,917 had been charged to operations.

On July 31, 2018, the Company granted the Chief Operating Officer of CLS Nevada, Inc. a one-time signing bonus of 50,000 shares of restricted common stock, which shall become fully vested one year from the effective date of his employment agreement. These shares were valued at $35,000 and will be amortized over the vesting period. As of November 30, 2018, $14,792 had been charged to operations.

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

Note 19 – Subsequent Events

On December 12, 2018, the Company executed an Agency Agreement with certain Canadian agents (collectively, the “Agents”) regarding a private offering of up to $40 million aggregate principal amount of senior unsecured convertible debentures (“Debentures”) with an issue price of US$1,000 per Debenture, convertible into units of the Company (the “Units”) at the option of the holder at a conversion price of US$0.80 per Unit at any time prior to the close of business on the earlier of: (i) the last business day immediately preceding the maturity date of the Debentures, being the date that is three (3) years from the closing date of the offering, and (ii) the date fixed for redemption upon the occurrence of a Change of Control (as defined in the Debentures) of the Company. Each Unit is comprised of one common share of the Company and a warrant to purchase one half of one common share (each whole warrant, a “Warrant”). Each Warrant is exercisable for one common share at a price of $1.10 per Warrant for a period of 36 months from the closing date.

On December 12, 2018, the Company closed on the sale of the first tranche of Debentures, which was approximately $12 million.

On January 8, 2019, the Company received a conversion notice from a note holder converting $256,027, of which $250,000 was principal and $6,027 was accrued interest, into 640,068 shares of common stock.

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

On April 17, 2015, CLS Labs took its first step toward commercializing its proprietary methods and processes by entering into the Colorado Arrangement through its wholly owned subsidiary, CLS Labs Colorado, with certain Colorado entities, including Picture Rock Holdings, LLC (“PRH”), an entity affiliated with one of our former officers.  During 2017, we suspended our plans to proceed with the Colorado Arrangement due to regulatory delays and have not yet determined if or when we will pursue them again.

We have been issued a U.S. patent with respect to our proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. These concentrates may be ingested in a number of ways, including through vaporization via electronic cigarettes, and used for a variety of pharmaceutical and other purposes. Internal testing of this extraction method and conversion process has revealed that it produces a cleaner, higher quality product and a significantly higher yield than the cannabinoid extraction processes currently existing in the marketplace. We have not yet commercialized our proprietary process.  We plan to generate revenues through licensing, fee-for-service and joint venture arrangements related to our proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into saleable concentrates.

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

On December 4, 2017, we entered into a Membership Interest Purchase Agreement (the “Acquisition Agreement”) with Alternative Solutions to acquire the outstanding equity interests in three of its subsidiaries (collectively, the “Oasis LLCs”); Serenity Wellness Center LLC d/b/a/ Oasis Medical Cannabis, Serenity Wellness Growers LLC, and Serenity Wellness Products LLC.  Pursuant to the Acquisition Agreement, as amended, we paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 on February 5, 2018, for an initial 10% of Alternative Solutions and each of the subsidiaries. At the closing of our purchase of the remaining 90% of the ownership interests in Alternative Solutions and the Oasis LLCs, which occurred on June 27, 2018, we paid the following consideration: $5,995,543 in cash, a $4.0 million promissory note due in December 2019, and $6,000,000 in shares of our common stock. The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because we assumed an additional $204,457 of liabilities. The Oasis LLCs collectively own and operate a vertically integrated cannabis business, including one dispensary, in Las Vegas, Nevada.

On January 4, 2018, the Attorney General of the United States issued new written guidance concerning the enforcement of federal laws relating to marijuana. The Attorney General’s memorandum stated that previous DOJ guidance specific to marijuana enforcement, including the memorandum issued by former Deputy Attorney General James Cole on August 29, 2013 (as amended on February 14, 2014, the “Cole Memo”) is unnecessary and is rescinded, effective immediately. The Cole Memo told federal prosecutors that in states that had legalized marijuana, they should use their prosecutorial discretion to focus not on businesses that comply with state regulations, but on illicit enterprises that create harms like selling drugs to children, operating with criminal gangs, and selling across state lines. In addition, since 2014, the federal budget has prohibited the DOJ from using federal funds to prosecute medical cannabis businesses pursuant to a budget rider, which must be renewed annually and is presently unrenewed due to the stalemate over funding the government for fiscal year 2019. The Attorney General has now advised that it will be left to the discretion of the local US attorneys in the various districts to decide how and when to enforce the federal marijuana laws. As a result of the Attorney General’s recent guidance, it is unclear whether and how US attorneys in states with medical and/or recreational marijuana laws will enforce federal laws relating to the prohibition of the possession, ownership or sale of marijuana, among other things. It is also unclear whether any states will challenge the Attorney General’s new pronouncement in the applicable courts. However, as a result of the Attorney General’s new guidance, some banks, clearing brokers and other businesses may cease or limit how they do business with companies in the marijuana business to avoid a possible violation of federal law. It is also possible that some US attorneys may begin enforcing federal laws to prevent marijuana businesses that are otherwise validly operating under state laws, from conducting business. Thus, regardless of whether the Attorney General’s new pronouncement is enforced or found to be lawful, it could have a material adverse impact on the marijuana industry, including our business.

Results of Operations for the Three Months Ended November 30, 2018 and 2017

Revenues

We had revenues of $1,976,910 and $0 during the three months periods ended November 30, 2018 and November 30, 2017. The increase in revenue for the three months ended November 30, 2018 is due to our acquisition of the Oasis LLCs.  Our cannabis dispensary accounted for $1,382,915 of our revenue, and our cannabis production accounted for $593,995 of our revenue.

Cost of goods sold

Our cost of goods sold for the three months ended November 30, 2018 was $1,046,667 compared to cost of goods sold of $0 for the three months ended November 30, 2017. The increase in cost of goods sold for the three months ended November 30 2018 is due to our acquisition of the Oasis LLCs. Cost of goods sold consisted of $1,019,567 of product cost, $21,984 of licensing fees, $2,386 of supplies and materials, and $2,730 of freight. Our gross margin for the three months ended November 30, 2018 was 47%.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $2,719,657, or approximately 1,057%, to $2,977,036 during the three months ended November 30, 2018, compared to $257,379 for the three months ended November 30, 2017. The increase in selling, general, and administrative costs was attributable primarily to the costs associated with the Oasis LLCs, which we acquired effective June 27, 2018. The following increases in selling, general, and administrative expenses were associated entirely with the Oasis LLCs: office and facilities expense increased by $202,499; depreciation and amortization increased by $76,259; and insurance expense increased by $38,296.  The following increases in selling, general, and administrative expenses were attributable primarily to the Oasis LLCs: Professional fees increased by $780,242; payroll and related costs increased by $605,393; sales, marketing, and advertising costs increased by $445,986; stock based compensation increased by $158,250; taxes and licenses increased by $109,419; and travel costs increased by $76,552.  The addition of the Oasis LLCs caused us to add $627,834 to payroll and related costs, and $115,985 to sales, marketing and advertising cost, which contributed to the increase in overall selling, general and administrative costs. The increase in stock based compensation was largely related to restricted stock we granted to three of our officers, two of whom work with the Oasis LLCs.  Although we expect expenses related to fundraising activities to vary depending on our future growth, we expect operational general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Interest expense

Interest expense for the three months ended November 30, 2018 was $652,450, a decrease of $154,515, or 19%, compared to $806,965 for the three months ended November 30, 2017.  This decrease was primarily due to a decrease in interest expense on related party debt, which decreased by $26,872 to $1,721, compared to $28,593 in the second quarter of fiscal 2017 as a result of a decrease in the principal amount of related party notes payable,, and a decrease in amortization of discounts on certain of our convertible debt due to beneficial conversion features, which decreased by $192,197 to $545,828, compared to $738,025 in the comparable period of the prior year primarily due to debt conversions that occurred during the second quarter of fiscal 2017.  The decrease in interest expense was partially offset by an increase in accrued interest on notes payable for the three months ended November 30, 2018 by $125,331 to $129,291 compared to $3,960 in the second quarter of fiscal 2017 due to an increase in the principal amount of notes payable.

Loss on Note Exchange

During the three months ended November 30, 2017, we recognized a loss on the exchange of debt in the amount of $404,532.  This loss related to the exchange of the April 2015 Note for our common stock. There was no comparable transaction during the three months ended November 30, 2018.

Loss on Extinguishment of Debt

During the three months ended November 30, 2017, we recognized a loss on the extinguishment of debt in the amount of $989,032.  This loss is related to the exchange of the 8% Note for our common stock.  There was no comparable transaction during the three months ended November 30, 2018. .

Change in fair value of derivative liability

During the three months ended November 30, 2017, we incurred a loss on the revaluation of derivative liability of $68,140 related to the reset provisions contains in certain of our convertible notes. On June 1, 2018, we adopted ASU 2017-11 and reclassified the aggregate amount of $1,295,751, which is the fair value of the reset provisions embedded in previously issued convertible notes payable and certain warrants with embedded anti-dilutive provisions, from liability to equity. Upon adoption of ASU 2017-11, we were no longer required to treat reset (anti-dilution) provisions as derivative liabilities.

Net loss

For the reasons above, we incurred a net loss for the three months ended November 30, 2018 of $2,699,243, which is an increase of $173,645, or approximately 7%, compared to a net loss of $2,525,598 during the three months ended November 30, 2017.

Results of Operations for the Six Months Ended November 30, 2018 and 2017

Revenues

We had revenues of $3,156,263 and $0 during the six months periods ended November 30, 2018 and November 30, 2017. The increase in revenue for the six months ended November 30, 2018 is due to our acquisition of the Oasis LLCs.  Our cannabis dispensary accounted for $2,159,622 of our revenue, and our cannabis production accounted for $996,641 of our revenue.

Cost of goods sold

Our cost of goods sold for the six months ended November 30, 2018 was $1,806,611, compared to cost of goods sold of $0 for the six months ended November 30, 2017. The increase in cost of goods sold for the six months ended November 30 2018 is due to our acquisition of the Oasis LLCs. Cost of goods sold consisted of $1,754,897 of product cost, $43,277 of licensing fees, $5,373 of supplies and materials, and $3,064 of freight. Our gross margin for the six months ended November 30, 2018 was 43%.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $17,752,583, or approximately 2,879%, to $18,369,166 during the six months ended November 30, 2018, compared to $616,583 for the six months ended November 30, 2017. The increase in selling, general and administrative expenses for the six months ended November 30, 2018 was primarily due to one-time financing and acquisition costs attributable to the acquisition of the Oasis LLCs, as well as ongoing operational costs of the Oasis LLCs. The one-time financing and acquisition costs consisted primarily of: the fair value of the special warrants and compensation broker warrants issued to Canaccord in connection with our sale of the special warrants in the amount of $2,908,673; the  fair value of additional warrants and special warrants issued due to the failure to meet certain registration statement filing requirements in connection with the Westpark offering and the Canaccord offering in the amount of $8,084,522; the fair value of 700,000 shares of common stock issued to Star Associates, which is affiliated with one of our directors, for services in connection with the Oasis transaction of $490,000; broker and agent fees and commission in the amount of $1,060,773, and a foreign exchange loss on conversion of the Canaccord funds from Canadian to U.S. dollars in the amount of $403,588.

The increase in selling, general, and administrative costs was also attributable to the costs associated with operating the Oasis LLCs, which we acquired effective June 27, 2018. The following increases in selling, general, and administrative expenses were associated entirely with the Oasis LLCs: office and facilities expense increased by $157,993, to $297,967; depreciation and amortization increased by $126,493, to $126,493; and insurance costs increased by $90,478, to $90,478. The following increases in selling, general, and administrative expenses were attributable partially to the Oasis LLCs and partially to the ongoing implementation of other aspects of our business plan and general corporate purposes: professional fees increased by $1,863,558, to $2,181,772, primarily in connection with costs associated with the 2018 U.S. Convertible Debenture offering and the 2018 Convertible Debenture offering related to our future proposed acquisitions and expansions plans; payroll and related costs increased by $997,131 to $1,131,694, of which $1,043,159 was attributable to Oasis; sales, marketing, and advertising costs increased by $747,992 to 753,240, of which $226,560 was directly attributable to Oasis; stock based compensation increased by $278,388, to 278,388, of which $227,709 was directly attributable to Oasis; travel costs increased by $147,383, to $166,019; and taxes and licenses increased by $129,702, to $129,702, which was directly attributable to Oasis. Although we expect expenses related to fundraising activities to vary depending on our future growth, we expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Interest expense

Interest expense for the six months ended November 30, 2018 was $2,336,669, an increase of $1,454,838, or 165%, compared to $881,831 for the six months ended November 30, 2017.  We have recorded discounts on certain of our convertible debt due to beneficial conversion features. Interest expense in connection with the amortization of these discounts increased by $1,571,473 to $2,144,329 during the second half of fiscal 2018, compared to $572,856 in the comparable period of fiscal 2017 primarily due to a restructuring of certain notes payable during the first quarter of fiscal 2018. Also, during the six months ended November 30 2018, accrued interest on notes payable increased by $198,651 to $211,248 compared to $12,297 in the comparable period of fiscal 2017. This increase was the result on an increase in the principal amount of notes payable from $1,604,837 at November 30, 2017 to $10,772,909 at November 30, 2018. The increase in interest expense was partially offset by a decrease in interest expense on related party debt for the six months ended November 30, 2018 from $47,580 to $5,211, compared to $52,791 in the comparable period of the prior year as a result of a decrease in the principal amount of related party notes payable.

Gain on Settlement of Debt

During the six months ended November 30, 2017, we recognized a gain on the settlement of accounts payable in the amount of $3,480 because we repaid an account using our common stock.  There was no comparable transaction during the six months ended November 30, 2018.

Loss on Modification of Debt

During the six months ended November 30, 2017, we recognized a loss on modification of debt in the amount of $29,145 related to the amendment of the 8% Note. There was no comparable transaction during the six months ended November 30, 2018.

Loss on Note Exchange

During the six months ended November 30, 2017, we recognized a loss on the exchange of debt in the amount of $404,532.  This loss related to the exchange of the April 2015 Note for our common stock. There was no comparable transaction during the comparable period of fiscal 2017.

Loss on Extinguishment of Debt

During the six months ended November 30, 2017, we recognized a loss on the extinguishment of debt in the amount of $989,032.  This loss is related to the exchange of the 8% Note for our common stock.  There was no comparable transaction during the six months ended November 30, 2018.

Change in fair value of derivative liability

During the six months ended November 30, 2017, we incurred a loss on the revaluation of derivative liability of $174,090 related to reset provisions contained in certain of our convertible notes. On June 1, 2018, we adopted ASU 2017-11 and reclassified the aggregate amount of $1,295,751, which is the fair value of the reset provisions embedded in previously issued convertible notes payable and certain warrants with embedded anti-dilutive provisions, from liability to equity. Upon adoption of ASU 2017-11, we were no longer required to treat reset (anti-dilution) provisions as derivative liabilities.

Net loss

For the reasons above, we incurred a net loss for the six months ended November 30, 2018 of $19,356,183, which is an increase of $16,264,900, or approximately 526%, compared to a net loss of $3,091,283 during the six months ended November 30, 2017.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at November 30, 2018 compared to May 31, 2018.

	November 30, 2018	May 31, 2018
Current Assets	$5,998,395	$54,374
Current Liabilities	$6,742,553	$2,689,148
Working Capital (Deficit)	$(744,158)	$(2,634,774)

At November 30, 2018, we had working capital deficit of $744,158, an increase of $1,890,616 from the working capital deficit of ($2,634,774) we had at May 31, 2018. Our working capital at November 30, 2018, includes $4,872,048 of cash. The increase in working capital was a result of our successful financing activities during the six months ended November 30, 2018, including $15,535,978 in proceeds from the sale of equity, $6,357,000 from the issuance of convertible notes, and $158,615 from the issuance of related party notes.  We are presently seeking to expand the Oasis Cannabis and related City Trees businesses in Nevada and are considering other potential acquisitions, including our previously announced potential acquisitions in Massachusetts. Our working capital needs will likely continue to increase, which could result in future working capital deficits, until we complete at least the first phase of our expansion plan at Oasis Cannabis. We have operated at a loss since inception.

Cash flows used in operating activities was $5,757,327 during the six months ended November 30, 2018 compared to $424,750 during the six months ended November 30, 2017, an increase of $5,332,577 or 1,255%. The increase was primarily due to a net loss of $19,356,188, which was offset by approximately $11,396,783 of cash offering costs in connection with our fundraising activities; $768,388 of non-cash compensation; $2,144,333 of amortization of debt discounts, $539 of imputed interest; $12,659 of expense from a derivative triggering event and a change in the components of net working capital of $854,039. The increase in cash used in operating activities is also related to the acquisition of the Oasis LLCs, which operated at a loss. We expect cash flows used in operating activities to improve in the next twelve months as the revenue generated by the Oasis LLCs increases.

Cash flows used in investing activities was $11,017,805 during the six months ended November 30, 2018 compared to $0 during the six months ended November 30, 2017.  The amounts used during the six months ended November 30, 2018 consisted of the cash payment of $5,982,710, net of cash acquired of $14,612, in connection with our acquisition of the Oasis LLCs; and our loan to In Good Health in the amount of $5,000,000 which was made in connection with the grant of the option to us to acquire this entity.

Cash flows provided by financing activities was $21,594,216 during the six months ended November 30, 2018 compared to $605,629 during the six months ended November 30, 2017.  The increase in cash flows provided by financing activities during the six months ended November 30, 2018 was primarily due to our receipt of proceeds from the special warrant offering of $9,785,978 and from our sale of common stock of $5,750,000, and our receipt of $6,357,000 from the issuance of convertible notes. This increase was partially offset by $310,000 due to principal payments on notes, $109,877 due to principal payments on related part notes and $37,500 due to principal payments on convertible related party notes.

Third Party Debt

The table below summarizes the status of our third party debt and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our common stock:

Name of Note	Original Principal Amount		Payment Details

April 2015 Note	$200,000	Repaid	Repaid in part and exchanged in part

Old Main 8% Note	$200,000	Repaid	Exchanged for 4,500,000 shares

FirstFire Note	$363,000	Repaid	Repaid

Darling Capital Note	$550,000	Repaid	Converted into 1,808,000 shares

Efrat Investments Note	$55,000	Repaid	Converted into 183,040 shares

Todd Blatt	$210,000	Repaid	Repaid

AJG Group	$100,000	Repaid	Repaid

YA II PN Note	$1,250,000	Outstanding	Repayment commences December 2018

Oasis Note	$4,000,000	Outstanding	Due December 2019

2018 U.S. Convertible Debentures	$5,857,000	Outstanding	Due October 26-31, 2021

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

Commencing on December 1, 2018 and on the first day of each month thereafter through July 1, 2019 (each an “Installment Date”), subject to certain exceptions, we shall pay to YA II one-eighth of the principal amount of the debentures, plus accrued and outstanding interest (the “Installment Amount”), plus 20% of the of the Installment Amount for Installment Amounts due within 180 days following the date of execution of the purchase agreement, and 25% of the Installment Amount for Installment Amounts due thereafter in cash or by converting such Installment Amount into shares of our common stock. if we have met the applicable conditions for such a conversion and as long as the conversion does not exceed certain maximum amounts.

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

During the six months ended November 30, 2018, YA II converted a total of $280,247, which consisted of $250,000 of principal and $30,247 of accrued interest, into 700,616 shares of common stock. On January 8, 2019, YA II converted $256,027, of which $250,000 was principal and $6,027 was accrued interest, into 640,068 share of common stock.

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

2018 U.S. Convertible Debenture Offering

Between October 25, 2018 and November 2, 2018, we entered into six subscription agreements pursuant to which we agreed to sell, for an aggregate purchase price of $5,857,000, $5,857,000 in original principal amount of convertible debentures in minimum denominations of $1,000 each. The debentures bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen (18) months following their issuance, being payable by increasing the then-outstanding principal amount of the debentures. The debentures mature on a date that is three years following their issuance. The debentures are convertible into units at a conversion price of $0.80 per unit. Each unit consists of (i) one share of our common stock; and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share at a price of $1.10. The debentures have other features, such as mandatory conversion in the event the shares trade at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. Navy Capital and its affiliates purchased $5,000,000 in principal amount of debentures, with the remaining $857,000 in principal amount being purchased by several unaffiliated purchasers.

If the debentures are converted, the warrants that would be issued are exercisable from time to time, in whole or in part for three years. The warrants have anti-dilution provisions that provide for an adjustment to the exercise price in the event of a future sale of common stock at a lower price, subject to certain exceptions as set forth in the warrant. The warrants also provide that we can force their exercise at any time after the bid price of the common stock exceeds $2.20 for a period of 20 consecutive business days.

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

On August 6, 2018, we issued a convertible promissory note to Newcan, an entity owned by Frank Koretsky, a director of the Company, in the amount of $75,000.00 (the “Newcan Convertible Note 8”), to finalize the terms of repayment with respect to a certain loan made to the Company by Newcan on May 4, 2018. The Newcan Convertible Note 8 is unsecured and bears interest at the rate of 10% per annum. No payments are required until October 1, 2019, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on January 1, 2020. The Notes may be prepaid by us with no penalty at any time upon thirty days written notice. The holder of the Newcan Convertible Note 9 may, at any time prior to payment or prepayment in full, convert all principal and accrued interest thereunder, in whole or in part, into securities of the Company. For each $0.40 converted, the holder will receive one share of our common stock.

During the six months ended November 30, 2018, Newcan converted a total of $78,534, which consisted of $75,000 of principal and $3,534 of accrued interest, into 196,336 shares of common stock.

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

On April 6, 2018, we issued Binder Convertible Note 9, in the amount of $37,500, to Mr. Binder with respect to certain compensation payable to Mr. Binder as of February 28, 2018. Binder Convertible Note 8 is unsecured and bears interest at the rate of 10% per annum. No payments are required until April 1, 2019, at which time all accrued interest becomes due and payable. Principal will be paid in eight equal quarterly installments, together with interest accrued thereon, beginning on July 1, 2019. The note may be prepaid by us with no penalty at any time upon thirty days written notice. Mr. Binder may, at any time prior to payment or prepayment in full, convert all principal and accrued interest thereunder, in whole or in part, into our securities. For each $0.3125 converted, Mr. Binder will receive one share of our common stock. The Binder Convertible Note 9 was repaid in cash on August 7, 2018.

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

Pursuant to the offering, we issued 28,973,019 special warrants at a price of CD$0.45 (USA$0.34) per special warrant.  Each special warrant was automatically exercisable, for no additional consideration, into our units on the earlier of: (i) the date that was five business days following the date on which we obtained a receipt from the applicable securities regulatory authorities in each of the jurisdictions in Canada in which the special warrants were sold for a final prospectus qualifying the distribution of the units, which was intended to be no later than November 30, 2018, and (ii) the date that was four months and one day after the completion of our acquisition of all of the membership interests in Alternative Solutions, known as Oasis Cannabis, which occurred on June 27, 2018.

Upon exercise of the special warrants, each unit was to consist of one share of our common stock and one warrant to purchase one share of common stock.  Each warrant was to be exercisable at a price of CD$0.65 for three years after our common stock was listed on a recognized Canadian stock exchange, subject to adjustment in certain events. Because we did not receive a receipt from the applicable Canadian securities authorities for the qualifying prospectus by August 19, 2018, each unexercised special warrant generally entitles the holder to receive 1.1 of our units instead of one unit.

On November 30, 2018, all of the special warrants were automatically exercised for an aggregate of 33,465,110 shares of common stock and warrants to purchase 33,465,110 shares of common stock for C$0.65 per share.

In connection with the offering, we paid a cash commission and other fees equal to CD$1,413,267 (USD$1,060,773), a corporate finance fee equal to 1,448,651 special warrants with a fair value of USD$1,413,300, and 2,317,842 compensation broker warrants with a fair value of USD$1,495,373. Each compensation broker warrant entitles the holder thereof to acquire one unit at a price of CD$0.45 per unit for a period of 36 months from the date that our common stock is listed on a recognized Canadian stock exchange, subject to adjustment in certain events. Our common stock commenced trading on the Canadian Stock Exchange on January 7, 2019. During the three months ended August 31, 2018, we also issued investors 3,042,167 special warrants with a fair value of $7,142,550 as a penalty for failure to timely effect a Canadian prospectus with regard to the securities underlying the special warrants.

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

During the next twelve months we expect to complete phase 1 and possibly phase 2 of our expansion plan, which includes the substantial expansion of our grow facility in Nevada. At present, we estimate that we will require up to $3,000,000 to complete phase 1 and up to $2,000,000 to complete phase 2 of this expansion (excluding development of the outdoor space). We expect to fund the cost of this expansion from a portion of the proceeds of our previously announced proposed sale of up to $40 million in senior unsecured debentures through a Canadian agent on a commercially reasonable efforts private placement basis, $12 million of which we received at the initial closing in December 2018.  We also plan to use the proceeds of this proposed offering to fund certain payments associated with our two proposed Massachusetts acquisitions, including working capital. We hold an option to purchase In Good Health for a purchase price that includes $35 million in cash, which we plan to fund with the proceeds of the $40 million offering mentioned above, but we have only closed on $12 million under this offering. Although we believe we will conduct another closing in the next month, there can be no assurance that we will be successful in closing on all of the proposed offering amount or securing alternative financing with which to complete this acquisition.  We may also pursue additional acquisitions in the next twelve months but we have not entered into any definitive agreements with respect to either additional acquisitions or the capital necessary to finance them.

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

Oasis Cannabis Transaction

On December 4, 2017, we entered into a Membership Interest Purchase Agreement, as amended (the “Acquisition Agreement”), as amended, with Alternative Solutions for us to acquire all of the outstanding equity interests in Alternative Solutions and the Oasis LLCs.  Pursuant to the Acquisition Agreement, we paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 approximately 45 days thereafter and were to receive, upon receipt of applicable regulatory approvals, an initial 10% of each of the Oasis LLCs. Regulatory approvals were received and the 10% membership interests were transferred to us.

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

In May 2020, the former owners of Alternative Solutions and the Oasis LLCs (other than Alternative Solutions) will also be entitled to a $1,000,000 payment from us if the existing dispensary operated by an Oasis LLC has maintained an average revenue of $20,000 per day during the 2019 calendar year.

The transfer of 90% of the membership interests in Alternative Solutions and the Oasis LLCs to us was approved by the State of Nevada on December 12, 2018.

Consulting Agreements

On July 24, 2018, we issued 700,000 shares of common stock with a fair value of $490,000 to Star Associates for services in connection with the Oasis acquisition.  Star Associates is controlled by Andrew Glashow, a director of the Company.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, have an accumulated deficit of $37,925,277 and had working capital deficit of $744,158 at November 30, 2018. The report of our independent auditors for the year ended May 31, 2018, contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

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

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update was effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. We do not believe that the implementation of this update has had a material impact on our financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU became effective for us on January 1, 2018, and will be applied prospectively to an award modified on or after the adoption date.  We do not believe that the implementation of this update has had a material impact on our financial statements.

Effective June 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers. Under ASC 606, we recognize revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on our financial statements as a result of adopting Topic 606.

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

On June 1, 2018, we adopted ASU 2017-11 and accordingly reclassified the fair value of the reset provisions embedded in convertible notes payable and certain warrants with embedded anti-dilutive provisions from liability to equity in the aggregate amount of $1,265,751.

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

Evaluation of Disclosure Controls and Procedures

Jeffrey Binder, our Chief Executive Officer and Frank Tarantino, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on their evaluation, Mr. Binder and Mr. Tarantino concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

CLS HOLDINGS USA, INC.

Date: January 14, 2019	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2019	By:	/s/ Frank Tarantino
Frank Tarantino
Chief Financial Officer
(Principal Financial and Accounting Officer)