Form 10-Q
period 2019-02-28
CLS Holdings USA, Inc.
filed 2019-04-15
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 125,814,107 shares of $0.0001 par value common stock outstanding as of April 12, 2019.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended February 28, 2019

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$11,972,015	$52,964
Accounts receivable	295,013	-
Inventory	605,796	-
Prepaid expenses and other current assets	712,739	1,410
Redemption premium in transit	964,788	-
Total current assets	14,550,351	54,374

Investment	-	2,050,000
Note receivable	5,150,000	-
Interest receivable	99,618	-
Property, plant and equipment, net of accumulated depreciation of $494,439 and $2,674	1,547,164	-
Intangible assets, net of accumulated amortization of $62,856 and $828	1,577,344	898
Goodwill	25,742,899	-
Other assets	160,450	-

Total assets	$48,827,826	$2,105,272

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,394,353	$826,621
Accrued compensation, related party	53,750	120,417
Due to related party	17,930	17,930
Accrued interest	558,401	24,748
Accrued interest, related party	6,305	5,143
Notes payable, net of discount of $100,536 and $0	3,899,464	310,000
Notes payable, related parties	-	75,137
Deferred rent obligation	137,707	-
Convertible notes payable, net of discount of $351,883 and $561,599	398,117	43,401
Contingent liability	678,111	-
Derivative liability	-	1,265,751

Total current liabilities	7,144,138	2,689,148

Noncurrent liabilities
Accrued interest, long-term	-	-
Convertible notes payable - Long Term, net of discount of $7,678,852 and $65,918	10,190,148	41,072
Convertible notes payable, related parties, net of discount of $0 and $733,928	-	2,832

Total Liabilities	17,334,286	2,733,052

Commitments and contingencies	-	-

Stockholder's equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 125,814,107 and 50,128,972 shares issued and outstanding at February 28, 2019 and May 31, 2018, respectively	12,583	5,013
Additional paid-in capital	73,890,916	17,628,717
Common stock subscribed	346,784	307,584
Accumulated deficit	(42,756,743)	(18,569,094)
Total stockholder's equity (deficit)	31,493,540	(627,780)

Total liabilities and stockholders' equity (deficit)	$48,827,826	$2,105,272

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018

Revenue	$2,372,790	$-	$5,529,053	$-
Cost of goods sold	1,438,424	-	3,245,035	-
Gross margin	934,366	-	2,284,018	-

Selling, general and administrative expenses	5,102,871	1,214,971	23,472,037	1,831,554
Total operating expenses	5,102,871	1,214,971	23,472,037	1,831,554

Operating loss	(4,168,505)	(1,214,971)	(21,188,019)	(1,831,554)

Other (income) expense:
Interest expense, net	662,961	1,434,314	2,999,630	2,316,145
Gain on settlement of debt	-	-	-	(3,480)
Loss on modification of debt	-	-	-	29,145
Loss on note exchange	-	-	-	404,082
Loss on extinguishment of debt	-	-	-	989,032
Change in fair value of derivative	-	(148,227)	-	25,863
Total other expense	662,961	1,286,087	2,999,630	3,760,787

Income (Loss) before income taxes	(4,831,466)	(2,501,058)	(24,187,649)	(5,592,341)

Income tax expense	-	-	-	-

Net income (loss)	$(4,831,466)	$(2,501,058)	$(24,187,649)	$(5,592,341)

Net income (loss) per share - basic	$(0.04)	$(0.06)	$(0.25)	$(0.16)

Net income (loss) per share - diluted	$(0.04)	$(0.06)	$(0.25)	$(0.16)

Weighted average shares outstanding - basic	124,346,650	39,126,944	95,132,835	35,654,299

Weighted average shares outstanding - diluted	124,346,650	39,126,944	95,132,835	35,654,299

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid In	Stock	Accumulated
	Amount	Value	Capital	Payable	Deficit	Total
Balance, May 31, 2017	32,852,944	$3,286	$7,032,836	$68,950	$(8,991,610)	$(1,886,538)
Common stock issued to consultant for services	374,000	37	264,283	25,313	-	289,633
Common stock issued for debt exchange	6,000,000	600	2,353,437	-	-	2,354,037
Common stock issued as commitment fees	250,000	25	94,975	-	-	95,000
Common stock issued to officer	-	-	-	213,321	-	213,321
Common stock issued for cash, net of issuance costs	5,473,000	547	1,460,368	-	-	1,460,915
Common stock issued for conversion of debt	5,179,028	518	1,617,928	-	-	1,618,446
Warrants issued with debt	-	-	1,804,470	-	-	1,804,470
Settlement of derivative liability			442,775			442,775
Placement agent warrants	-	-	503,655	-	-	503,655
Warrants issued to consultants	-	-	294,173	-	-	294,173
Discount on notes from beneficial conversion feature	-	-	1,758,741	-	-	1,758,741
Imputed interest	-	-	1,076	-	-	1,076
Net loss - 12 months	-	-	-	-	(9,577,484)	(9,577,484)
Balance, May 31, 2018	50,128,972	$5,013	$17,628,717	$307,584	$(18,569,094)	$(627,780)

Common stock issued for conversion of debt	3,697,511	370	1,295,320	-	-	1,295,690
Common stock issued in connection with Oasis acquisition	22,058,823	2,206	15,438,970	-	-	15,441,176
Common stock issued to consultant	731,250	73	515,240	(25,313)	-	490,000
Common stock issued to officer	600,000	60	263,940	(213,320)	-	50,680
Common stock to be issued to officer	-	-	-	277,833	-	277,833
Common stock issued for cash	14,375,000	1,438	5,748,562	-	-	5,750,000
Special Warrants issued for cash	-	-	9,785,978	-	-	9,785,978
Cashless exercise of warrant	129,412	13	(13)	-	-	-
Warrant issued due to penalty	-	-	941,972	-	-	941,972
Warrants issued as compensation for offering	-	-	2,369,830	-	-	2,369,830
Units issued as compensation for offering	559,750	56	557,279			557,335
Warrants issued to placement agent	-	-	1,413,300	-	-	1,413,300
Special warrant issued due to penalty	-	-	7,142,550	-	-	7,142,550
Common stock issued for exercise of special warrants	33,463,838	3,347	(3,347)	-		-
Cashless exercise of warrant	19,551	2	(2)	-	-	-
Common stock shares issued for settlement	50,000	5	47,495	-	-	47,500
Foreign currency transaction loss on equity offering	-	-	403,588	-	-	403,588
Discount on notes from beneficial conversion feature	-	-	9,039,096	-	-	9,039,096
Reclassification of derivative upon adoption of ASU 2017-11	-	-	1,265,751	-	-	1,265,751
Derivative valuation of reset event	-	-	35,883	-	-	35,883
Imputed interest	-	-	807	-	-	807
Net loss - 9 months	-	-	-	-	(24,187,649)	(24,187,649)
Balance, February 28, 2019	125,814,107	$12,583	$73,890,916	$346,784	$(42,756,743)	$31,493,540

CLS HOLDINGS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 28, 2019	February 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,187,649)	$(5,592,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	807	804
Change in fair value of derivative	-	25,863
Warrants issued to placement agent	3,783,130	610,414
Warrants and Special Warrants issued to penalty	8,084,522	-
Units issued to placement agent	557,335
Non-cash offering costs of equity financing	403,588	-
Fair value of shares vested by officers	328,513	55,000
Fair value of shares issued to consultants	490,000	-
Fair value of shares issued in settlement	47,500	-
Loss on modification of debt	-	29,145
(Gain) loss on note exchange	-	404,082
Loss on extinguishment of debt	-	989,032
Gain on settlement of Account Payable	-	(3,480)
Expense from derivative triggering event	12,659	-
Amortization of debt discounts	2,481,674	1,391,110
Amortization of deferred financing costs	-	22,569
Depreciation and amortization expense	184,068	993
Changes in assets and liabilities:
Accounts receivable	(259,576)	-
Interest receivable	(99,618)	-
Inventory	(199,843)	-
Prepaid expenses	(608,090)	(11,188)
Other assets	-	50,000
Redemption premium in transit	(964,788)	(46,000)
Accounts payable and accrued expenses	(353,832)	937,895
Accrued compensation	(16,667)	167,584
Due to related parties	(50,000)	-
Accrued interest, related party	5,943	87,966
Accrued interest	588,312	21,045
Deferred rent liability	1,667	(49,565)
Net cash used in operating activities	(9,770,345)	(909,072)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(735,234)	-
Payments to acquire note receivable	(5,150,000)	-
Payment for investment in Alternative Solutions, net of cash received of $14,612	(5,982,710)	(2,050,000)
Net cash used in investing activities	(11,867,944)	(2,050,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party convertible notes payable	-	601,070
Proceeds from related party notes payable	211,700	-
Proceeds from notes payable	-	410,000
Proceeds from convertible notes payable	18,369,000	880,000
Principal payments on notes payable	(310,000)	-
Principal payments on related party notes payable	(211,838)	-
Principal payments on convertible notes payable	(37,500)	-
Proceeds from sale of equity	15,535,978	1,012,425
Net cash provided by financing activities	33,557,340	2,903,495

Net increase in cash and cash equivalents	11,919,051	(55,577)

Cash and cash equivalents at beginning of period	52,964	78,310

Cash and cash equivalents at end of period	$11,972,015	$22,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8,964	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible note issued for unpaid accrued salary	$75,000	$112,500
Related party notes payable reclassified as related party convertible notes payable	$-	$1,116,856
Beneficial conversion feature on convertible notes	$9,039,096	$1,681,946
Note payable exchanged for common stock	$1,295,690	$936,478
Shares issued for settlement of accounts payable	$-	$6,000
Discount on convertible notes payable due to derivative	-	$1,321,862
Charge to paid-in capital for par value of shares issued in cashless exercise of warrants	$3,362	$-
Reclassify derivative liability to paid-in capital upon adoption of ASU 2017-11	$1,265,751	$-
Shares issued for services from stock payable	$25,313	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of CLS Holdings USA, Inc., and its wholly owned operating subsidiaries, CLS Nevada, Inc., (“CLS Nevada”), CLS Labs, Inc. (“CLS Labs”), CLS Labs Colorado, Inc. (“CLS Colorado”), CLS Massachusetts, Inc. (“CLS Massachusetts”), and Alternative Solutions, LLC (“Alternative Solutions”). Alternative Solutions is the sole owner of the following three entities (collectively, the “Oasis LLCs”): Serenity Wellness Center, LLC (“Serenity Wellness Center”); Serenity Wellness Products, LLC (“Serenity Wellness Products”); and Serenity Wellness Growers, LLC (“Serenity Wellness Growers”). All material intercompany transactions have been eliminated upon consolidation of these entities.

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

On December 4, 2017, the Company and Alternative Solutions, LLC entered into a Membership Interest Purchase Agreement (the “Acquisition Agreement”), as amended, for the Company to acquire the Oasis LLCs from Alternative Solutions. Pursuant to the Acquisition Agreement, the Company initially contemplated acquiring all of the membership interests in the Oasis LLCs from Alternative Solutions. Just prior to closing, the parties agreed that the Company would instead acquire all of the membership interests in Alternative Solutions, the parent of the Oasis LLCs, from its members, and the membership interests in the Oasis LLCs owned by members other than Alternative Solutions.

Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 paid in February 2018, for an initial 10% of each of the Oasis LLCs.  At that time, the Company applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received. On June 27, 2018, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $5,995,543, a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 22,058,823 shares of its common stock (the “Purchase Price Shares”) (collectively, the “Closing Consideration”). The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because the Company assumed an additional $204,457 of liabilities. The Company used the proceeds of a Canadian private securities offering to fund the cash portion of the Closing Consideration.  The Company then applied for regulatory approval to own the additional 90% in membership interests in the Oasis LLCs, which it received on December 12, 2018. The Company has adopted a fiscal year end of May 31st.

On October 31, 2018, the Company, CLS Massachusetts,, and In Good Health, Inc. (“IGH”), a Massachusetts not-for-profit corporation, which converted to a for-profit corporation on November 6, 2018 (the “Conversion”), entered into an Option Agreement (the “Option Agreement”). Under the terms of the Option Agreement, CLS Massachusetts has an exclusive option to acquire all of the outstanding capital stock of IGH (the “Option”) during the period beginning on the earlier of the date that is one year after the effective date of the Conversion and December 1, 2019, and ending on the date that is 60 days after such date (the “Option Period”). (See note 4). On October 31, 2018, as consideration for the Option, the Company made a loan to IGH (the “IGH Loan”), in the principal amount of $5,000,000 (the “IGH Loan Amount”), subject to the terms and conditions set forth in that certain Loan Agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender (the “IGH Loan Agreement”) (see note 9). The IGH Loan is evidenced by a secured promissory note of IGH (the “IGH Note Receivable”), which bears interest at the rate of 6% per annum and matures on October 31, 2021.

On September 13, 2018, we entered into a non-binding letter of intent (the “CannAssist LOI”) with CannAssist, LLC, a Massachusetts limited liability company (“CannAssist”), setting forth the terms and conditions upon which we propose to form an 80/20 joint venture with CannAssist, of which we would own 80%. CannAssist plans to build out a recreationally licensed cultivation grow facility in Leicester, Massachusetts (the “Leicester Facility”). The planned Leicester Facility is in possession of its host community agreement and has applied for a recreational license and is awaiting state approval. We intend to use a portion of the net proceeds of our 2018 Convertible Debenture Offering to fund construction activities at the Leicester Facility. We have not entered into any definitive agreements regarding the transactions contemplated by the CannAssist LOI, and there is no guarantee that these transactions will close

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $11,972,015 and $52,964 as of February 28, 2019 and May 31, 2018, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had no bad debts expense during the three and nine months ended February 28, 2019 and 2018.

Segment Reporting

Under FASB ASC 280-10-50, the Company operates two business segments: Cannabis Dispensary Segment, and Cannabis Production Segment, and will evaluate additional segment disclosure requirements as it expands its operations.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable values. Our cannabis products consists of prepackaged purchased goods ready for resale, along with produced edibles and extracts developed under our production license.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred with the exception of the amortization of the cost of two major video productions. A music video and reality/lifestyle video were both produced in 2017. The remaining amount that hasn’t been expensed is listed on the schedule in Note 7. Total recognized advertising and promotion expenses were $381,082 and $26,549 for the three months ended February 28, 2019 and 2018, respectively; total recognized advertising and promotion expenses were $1,134,322 and $31,797 for the nine months ended February 28, 2019 and 2018, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred no research and development costs for the three and nine months ended February 28, 2019 and 2018, respectively.

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

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company uses for determining the fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (see note 17).  On June 1, 2018, the Company adopted ASU 2017-11 and accordingly reclassified the fair value of the reset provisions embedded in convertible notes payable and certain warrants with embedded anti-dilutive provisions from liability to equity in the aggregate amount of $1,265,751.

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

Effective June 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract; and (5) recognizing revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605. Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of the service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and nine months ended February 28, 2019.

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

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three and nine months ended February 28, 2019 and 2018.

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

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted. The Company does not believe the implementation of this update has had a material impact on its financial statements.

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

Adoption of Accounting Standards

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $42,756,743 as of February 28, 2019. The Company’s auditors stated in their opinion on the Company’s financial statements for the year ended May 31, 2018 that there was substantial doubt about the Company’s ability to continue as a going concern, and that further losses were anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company began generating revenue from operations with the Acquisition of Alternative Solutions on June 27, 2018 (note 3). Management intends to finance operating costs over the next twelve months with loans, the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Acquisition of Alternative Solutions, LLC

On June 27, 2018, the Company closed on the purchase of all of the membership interests in Alternative Solutions and its three operating subsidiaries (collectively, the “Oasis LLCs”) from the members of such entities (other than Alternative Solutions).  The Oasis LLCs operate a fully integrated cannabis business in Las Vegas, Nevada, including a grow; extraction, conversion and processing facility; and a retail dispensary.  The closing occurred pursuant to a Membership Interest Purchase Agreement (the “Acquisition Agreement”) entered into between the Company and Alternative Solutions on December 4, 2017, as amended.  Pursuant to the Acquisition Agreement, the Company initially contemplated acquiring all of the membership interests in the Oasis LLCs from Alternative Solutions. Just prior to closing, the parties agreed that the Company would instead acquire all of the membership interests in Alternative Solutions, the parent of the Oasis LLCs, from its members, and the membership interests in the Oasis LLCs owned by members other than Alternative Solutions.  The revised structure of the transaction is referenced in the Oasis Note, which modified the Acquisition Agreement.

Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 paid in February 2018, for an initial 10% of each of the Oasis LLCs.  At that time, the Company applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received. On June 27, 2018, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $5,995,543, a $4.0 million promissory note due in December 2019 (see note 14), (the “Oasis Note”), and 22,058,823 shares of its common stock (see note 16), (the “Purchase Price Shares”) (collectively, the “Closing Consideration”). The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because the Company assumed an additional $204,457 of liabilities. The Company used the proceeds of a Canadian private securities offering to fund the cash portion of the Closing Consideration (see note 16).  The Company then applied for regulatory approval to own the additional 90% in membership interests in the Oasis LLCs, which it received on December 12, 2018.

The number of Purchase Price Shares was equal to 80% of the offering price of the Company’s common stock in its last equity offering, which price was $0.34 per share.  The Oasis Note is secured by a first priority security interest over the membership interests in Alternative Solutions and the Oasis LLCs, as well as by the assets of the Oasis LLCs.  The Company also delivered a confession of judgment to a representative of the sellers that will become effective, in general, if the Company defaults under the Oasis Note.

A claim has been made that Oasis owes certain amounts to a consultant; Oasis disputes this claim.  If the Company makes any payments in connection with this claim post-closing, generally speaking, the Company will be entitled to deduct the present value of such payments from the principal amount due under the Oasis Note.  This claim has been accrued on the Company’s balance sheet as of February 28, 2019.

The sellers are also entitled to a $1,000,000 payment from the Company on May 30, 2020 if the Oasis LLCs have maintained an average revenue of $20,000 per day during the 2019 calendar year. The fair value of this contingent consideration was $678,111 as determined by the Company’s outside valuation consultants. This amount is recorded as contingent liability on the Company’s balance sheet at February 28, 2019.

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

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of the Oasis LLCs was effective on the first day of each of the three and nine months periods presented.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three months ended February 28,
	2019	2018
	(unaudited)	(unaudited)
Revenues	$2,372,790	$1,827,999
Net loss	$(12,850,356)	$(10,839,019)
Basic net loss per share	$(0.10)	$(0.17)
Diluted net loss per share	$(0.10)	$(0.17)
Weighted average shares - basic	124,346,650	62,460,767
Weighted average shares - diluted	124,346,650	62,460,767

	Nine months ended February 28,
	2019	2018
	(unaudited)	(unaudited)
Revenues	$6,299,932	$5,139,455
Net loss	$(24,402,155)	$(14,632,294)
Basic net loss per share	$(0.26)	$(0.25)
Diluted net loss per share	$(0.26)	$(0.25)
Weighted average shares - basic	95,132,835	58,988,122
Weighted average shares - diluted	95,132,835	58,988,122

Note 4 – Joint Venture and Option Transaction

 In Good Health

On October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc. (“IGH”), a Massachusetts not-for-profit corporation, which converted to a for-profit corporation on November 6, 2018 (the “Conversion”), entered into an Option Agreement (the “Option Agreement”). Under the terms of the Option Agreement, CLS Massachusetts has an exclusive option to acquire all of the outstanding capital stock of IGH (the “Option”) during the period beginning on the earlier of the date that is one year after the effective date of the Conversion and December 1, 2019, and ending on the date that is 60 days after such date (the “Option Period”). If CLS Massachusetts exercises the Option, the Company, a wholly-owned subsidiary of the Company and IGH will enter into a merger agreement (the form of which has been agreed to by the parties) (the “IGH Merger Agreement”). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts will pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note.

IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement have entered into agreements pursuant to which such stockholders have, among other things, agreed to vote in favor of such transactions.

On October 31, 2018, as consideration for the Option, the Company made a loan to IGH (the “IGH Loan”), in the principal amount of $5,000,000 (the “IGH Loan Amount”), subject to the terms and conditions set forth in that certain Loan Agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender (the “IGH Loan Agreement”) (see note 9). The IGH Loan is evidenced by a secured promissory note of IGH (the “IGH Note Receivable”), which bears interest at the rate of 6% per annum and matures on October 31, 2021.

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

 CannAssist

On September 13, 2018, we entered into a non-binding letter of intent (the “CannAssist LOI”) with CannAssist, LLC, a Massachusetts limited liability company (“CannAssist”), setting forth the terms and conditions upon which we propose to form an 80/20 joint venture with CannAssist, of which we would own 80%. CannAssist plans to build out a recreationally licensed cultivation grow facility in Leicester, Massachusetts (the “Leicester Facility”). The planned Leicester Facility is in possession of its host community agreement and has applied for a recreational license and is awaiting state approval. We intend to use a portion of the net proceeds of our 2018 Convertible Debenture Offering to fund construction activities at the Leicester Facility. We have not entered into any definitive agreements regarding the transactions contemplated by the CannAssist LOI, and there is no guarantee that these transactions will close.

On November 7, 2018, we amended the CannAssist LOI to extend the termination date to January 15, 2019 and further amended it effective January 15, 2019 to extend the termination date to July 1, 2019.

Note 5 – Accounts Receivable

Accounts receivable was $295,013 and $0 at February 28, 2019 and May 31, 2018, respectively. No allowance for doubtful accounts was necessary during the three and nine months ended February 28, 2019 and 2018.

Note 6 – Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	February 28,	May 31,
	2019	2018
Raw materials	$295,822	$-
Finished goods	309,974	-
Total	$605,796	$-

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following at February 28, 2019 and May 31, 2018:

	February 28,	May 31,
	2019	2018
Prepaid insurance	$14,218	$-
Prepaid license fees	130,412	-
Prepaid legal fees	16,410	1,410
Prepaid fixed assets	460,901
Prepaid rent	6,961
Deposits on inventory	83,837	-
Total	$712,739	$1,410

Note 8 – Redemption Premium in Transit

During the three months ended February 28, 2019, the Company executed a redemption notice with respect to two of the convertible notes payable to redeem all outstanding principal, accrued interest and redemption premiums thereunder. The total amount due to the note holder is $964,788, which includes $250,000 in principal, $62,500 in redemption premium and $2,630 in accrued interest for one note, and $500,000 in principal, $125,000 in redemption premium and $24,658 in accrued interest for the other note. The redemption date is March 1, 2019, and the redemption amount is shown as a current asset on the Company’s balance sheet as of February 28, 2019.

Note 9 – Notes Receivable

PRH Note Receivable

During the year ended May 31, 2015, the Company loaned $500,000 (the “PRH Note”) to Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”).  Pursuant to the PRH Note, as amended by the parties effective June 30, 2015, October 31, 2015, April 11, 2016, and May 31, 2016, PRH was expected to repay the principal due under the PRH Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing in the month following the month in which PRH commenced generating revenue at the grow facility, which commencement was originally anticipated to occur in the first quarter of 2017, and continuing until paid in full.  We suspended our plans to operate in Colorado due to regulatory delays and have not yet determined when we will pursue them again.  Interest will accrue on the unpaid principal balance of the PRH Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing after such initial payment and continuing until paid in full.  All outstanding principal and any accumulated unpaid interest due under the PRH Note is due and payable on the five-year anniversary of the initial payment thereunder.  In the event of default as defined in the agreements underlying the PRH Note, all amounts under the PRH Note shall be due and payable at once.  During the year ended May 31, 2015, the Company recorded an impairment related to the note receivable in the amount of $500,000.

During the year ended May 31, 2018, the Company received a payment of $50,000 on the PRH Note.  As a result, the Company has reduced the impairment of the note by $50,000 to reflect this payment.  The receivable is recorded on the balance sheet as of February 28, 2019 in the amount of $0, net of allowance in the amount of $450,000.

IGH Note Receivable

On October 31, 2018, in connection with an option to purchase transaction (see note 4), the Company loaned $5,000,000 (the “IGH Note) to In Good Health, Inc., a Massachusetts not-for-profit corporation (“IGH”); on November 6, 2018, IGH converted to a for-profit corporation. This Note bears interest at the rate of 6% per annum. On March 1, 2020 (the “Initial Payment Date”), all accrued interest shall be added to the outstanding principal due hereunder and such amount shall be payable in eight equal quarterly installments, commencing on the Initial Payment Date, together with interest accruing after the Initial Payment Date. The IGH Note shall mature and all outstanding principal, accrued interest and any other amounts due hereunder, shall become due and payable in full on the third anniversary of the IGH Note. The IGH Note was issued in connection with a loan agreement and security agreement between the Company and IGH, and an option agreement between the Company and IGH, among others (the “IGH Option Agreement”), in both cases dated as of October 31, 2018 and the other agreements and documents executed and/or delivered in connection therewith (collectively the “IGH Loan Documents”), and is secured by the collateral described in the IGH Loan Documents and by such other collateral as may in the future be granted to the Company to secure the IGH Note. During the three months and nine ended February 28, 2019, the Company recorded interest income in the amount of $73,973 and $98,631, respectively, in connection with the IGH Note. At February 28, 2019, principal in the amount of $5,000,000 and interest receivable in the amount of $96,631 due under the IGH Note are classified as non-current assets on the Company’s balance sheet.

CannAssist Note Receivable

On January 29, 2019, the Company made a line of credit loan to CannAssist (the “CanAssist Note”), in the principal amount of up to $500,000. Any draws on the line of credit in excess of $150,000 will only be made in the sole discretion of the Company. The Loan bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. Payments on the loan will commence on July 1, 2019 and the Note will mature on December 1, 2019. At February 28, 2019, the principal amount of $150,000 and interest receivable in the amount of $987 due under the CannAssist Note are classified as non-current assets on the Company’s balance sheet.

Note 10 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at February 28, 2019 and May 31, 2018.

	February 28,	May 31,
	2019	2018
Office equipment	1,217,563	2,674
Furniture and fixtures	59,617	-
Leasehold improvements	$764,423	$-
Less: accumulated depreciation	(494,439)	(2,674)
Property, plant, and equipment, net	$1,547,164	$-

During the nine months ended February 28, 2019, the Company acquired property, plant, and equipment with an aggregate fair value of $933,142 with the acquisition of Alternative Solutions, LLC. See note 3.

Depreciation of property, plant, and equipment was $45,045 and $223 for the three months ended February 28, 2019 and 2018 respectively. Depreciation of property, plant, and equipment was $121,212 and $669 for the nine months ended February 28, 2019 and 2018 respectively.

Note 11 – Intangible Assets

Intangible assets consisted of the following at February 28, 2019 and May 31, 2018.

February 28, 2019
		Accumulated
	Gross	Amortization	Net
Intellectual Property	$319,600	$(15,981)	$303,619
License & Customer Relations	990,000	(24,750)	965,250
Tradenames - Trademarks	301,000	(15,051)	285,949
Non-compete Agreements	27,000	(6,750)	20,250
Domain Names	2,600	(324)	2,276
Total	$1,640,020	$(62,856)	$1,577,344

May 31, 2018
Accumulated
	Gross	Amortization	Net
Intellectual Property	$-	$-	$-
License & Customer Relations	-	-	-
Tradenames - Trademarks	-	-	-
Non-compete Agreements	-	-	-
Domain names	1,726	(828)	898
Total	$1,726	$(828)	$898

Total amortization expense charged to operations for the three months ended February 28, 2019 and 2018 was $20,952 and $108, respectively.  Total amortization expense charged to operations for the nine months ended February 28, 2019 and 2018 was $62,856 and $324, respectively.

Amount to be amortized during the twelve months ended February 28,
2019	$27,379
2020	164,103
2021	164,103
2022	164,103
2023	164,103
Thereafter	893,553
$1,577,344

Note 12 – Other Assets

Other assets included the following as of February 28, 2019 and May 31, 2018, respectively:

	February 28,	May 31,
	2019	2018
Security deposits	160,450	-
	$160,450	$-

Note 13 – Accounts Payable and Accrued Liabilities

Accrued expenses consisted of the following at February 28, 2019 and May 31, 2018:

	February 28,	May 31,
	2019	2018
Trade accounts payable	$655,518	$726,457
Accrued payroll and payroll taxes	281,584	44,465
Accrued liabilities	457,251	-
Deferred rent liability	-	55,699
Total	$1,394,353	$826,621

Note 14 – Notes Payable and Convertible Notes Payable

Notes Payable

	February 28,	May 31,
	2019	2018

On February 7, 2018, the Company issued a note payable to Todd Blatt in the amount of $210,000 the “Blatt Note”). This note accrues interest at a rate of 6% per annum and is due on February 7, 2019. During the nine months ended February 28, 2019, the Company accrued interest in the amount of $1,726 on the Blatt Note. On July 20, 2018, the Company made principal and interest payments in the amount of $210,000 and $5,627, respectively, on the Blatt Note.	$-	$210,000

On February 7, 2018, the Company issued a note payable to AJG Group in the amount of $200,000 the “AJG Note”). This note accrues interest at a rate of 6% per annum and is due on February 7, 2019. During the nine months ended February 28, 2019, the Company accrued interest in the amount of $641 on the AJG Note. On July 9, 2018, the Company made principal and interest payments in the amount of $100,000 and $3,337, respectively, on the AJG Note.	-	100,000

The Company issued a secured note payable to Serenity Wellness Enterprises, LLC, as nominee (“Oasis Note”). dated June 27, 2018 in the principal amount of $4,000,000 and bearing interest at a rate of 6% per annum pursuant to the Membership Interest Purchase Agreement with Alternative Solutions.  The note is due on December 4, 2019, but may be prepaid at any time without penalty.   The Oasis Note is secured by all of the membership interests in Alternative Solutions and the Oasis LLCs and by the assets of the Oasis LLCs.

The Company recognized an original issue discount of $189,180 on the Oasis Note.  During the nine months ended February 28, 2019, $88,644 of this discount was charged to operations.  During the nine months ended February 28, 2019, the Company accrued interest in the amount of $164,000 on the Oasis Note.

	4,000,000	-

Total – Notes Payable	$4,000,000	$310,000
Less: Discount	(100,536)	-
Notes Payable, Net of Discounts	$3,899,464	$310,000
Current portion	$3,899,464	$310,000
Long term portion	$-	$-

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

The following tables summarize the Company’s loan balances at February 28, 2019 and May 31, 2018:

February 28,	May 31,
2019	2018

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

During the nine months ended February 28, 2019, Mr. Binder advanced a total of $211,700 to the Company under the Binder Funding Notes. During the nine months ended February 28, 2019, the Company made principal payments to in the amount of $211,837 under the Binder Funding Notes. During the nine months ended February 28, 2019, the Company accrued interest in the amount of $1,710 on the Binder Funding Notes. During the nine months ended February 28, 2019, discounts in the aggregate amount of $211,702 related to the beneficial conversion feature of the Binder Funding Notes were charged to additional-paid in capital and amortized to interest expense.

$-	$137

	February 28, 2019	May 31, 2018

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

During the nine months ended February 28, 2019, principal in the amount of $75,000 and accrued interest in the amount of $1,931 was transferred out of the Newcan Funding Notes and used to create a new convertible note payable to Newcan (“Newcan Convertible Note 8”). During the nine months ended February 28, 2019, the Company accrued interest in the amount of $1,377 on the Newcan Funding Notes.

	-	75,000

Total – Demand Convertible Notes Payable, Related Parties	$-	$75,137
Total – Demand Convertible Notes Payable, Related Parties - Current portion	$-	$75,137
Total – Demand Convertible Notes Payable, Related Parties - Long term portion	$-	$-

Convertible Notes Payable, Related Parties

February 28, 2019	May 31, 2018

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

During the nine months ended February 28, 2019, interest in the amount of $562 was accrued on the Lamadrid note. During the nine months ended February 28, 2019, the Lamadrid Note, in the amount of $32,497, of which $31,250 was principal and $1,247 was accrued interest, was converted into 103,989 shares of common stock. During the nine months ended February 28, 2019 the remaining discount in the amount of $30,308 was charged to operations.

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

During the nine months ended February 28, 2019, interest in the amount of $699 was accrued on the Binder Convertible Note 9. During the nine months ended February 28, 2019, the Company made a principal payment in the amount of $37,500 on the Binder Convertible Note 9. During the nine months ended February 28, 2019 the remaining discount in the amount of $35,610 was charged to operations.

-	37,500

	February 28, 2019	May 31, 2018

Unsecured convertible note issued to Newcan, an entity owned by Frank Koretsky, a director of the Company, dated, August 6, 2018 in the original amount of $75,000 (the “Newcan Convertible Note 8”).  The Newcan Convertible Note 8 was funded with the conversion of $75,000 of advances Newcan made to the Company under the Newcan Funding Notes.  This note bears interest at the rate of 10% per annum.  No interest payments are required until October 1, 2019, at which time all of the accrued interest becomes due and payable.  Commencing on January 1, 2020, the first of eight principal payments in the amount of $9,375 will become due; subsequent principal payments will become due on the first day of each April, July, October, and January until paid in full.  This note and accrued interest under the note may be converted, in whole or in part, into one share of common stock for each $0.40 converted.  The Company recognized a discount of $58,594 on the Newcan Convertible Note 8 related to the value of the beneficial conversion feature at the time of issuance.

During the nine months ended February 28, 2019, the Company accrued interest expense in the amount of $1,603 on this note. During the nine months ended February 28, 2019, the note holder converted $78,534, of which $75,000 was principal and $3,534 was accrued interest into 196,336 shares of common stock. Also during the nine months ended February 28, 2019, the remaining discount in the amount of $57,322 was charged to operations.

	-	-

Total – Convertible Notes Payable, Related Parties	$-	$68,750
Less: Discount	-	(65,918)
Convertible Notes Payable, Related Parties, Net of Discounts	$-	$2,832

Convertible Notes Payable, Related Parties, Net of Discounts, Current Portion	$-	$2,832
Convertible Notes Payable, Related Parties, Net of Discounts, Long-term Portion	-	-

Convertible Notes Payable

February 28, 2019	May 31, 2018

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

During the nine months ended February 28, 2019, the Company accrued interest in the amount of $1,447 on this note. During the nine months ended February 28, 2019, the holder of the Darling Note converted $565,000, of which $550,000 was principal and $15,000 was accrued interest, into 1,808,000 shares of common stock. Also, during the nine months ended February 28, 2019, the remaining discount in the amount of $509,573 was charged to operations.

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

During the nine months ended February 28, 2019, the Company accrued interest in the amount of $898 on this note. During the nine months ended February 28, 2019, the holder of the Efrat Note converted $57,200, of which $55,000 was principal and $2,200 was accrued interest into 183,040 shares of common stock. Also during the nine months ended February 28, 2019, the remaining discount in the amount of $52,026 was charged to operations.

-	55,000

February 28, 2019	May 31, 2018

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

During the nine months ended February 28, 2019, a reset event occurred. As a result, the conversion price of the YA II PN Note was reduced to $0.34 per share of common stock. This was considered a material modification of the note; the remaining balance of the discount to the note in the amount of $699,628 was charged to interest expense, a new discount in the amount of $750,000 was charged to additional paid-in capital, and $620,052 of the new discount was amortized to interest expense.  Also during the nine months ended February 28, 2019, the Company accrued interest expense in the amount of $39,068 on the YA II PN Note. During the nine months ended February 28, 2019, the holder of the YA II PN Note converted principal in the amount of $500,000 and accrued interest in the amount of $36,274 into 1,340,684 shares of common stock.

250,000	750,000

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

During the nine months ended February 28, 2019, $7,152 of the discount was charged to operations. Also during the nine months ended February 28, 2019, the Company accrued interest in the amount of $993 on this note. During the nine months ended February 28, 2019, the holder of the Lasky Note converted $26,185, of which $25,000 was principal and $1,185 was accrued interest, into 65,462 shares of common stock.

-	25,000

February 28, 2019	May 31, 2018

Convertible promissory note payable to YA II PN, Ltd. (the “YA II PN Note 2”) dated July 20, 2018 and bearing interest at a rate of 8% per annum. The lender loaned the Company $500,000, and the note is due on November 14, 2019.  YA II PN may, at its option, convert all or a portion of the YA II PN Note 2 and accrued but unpaid interest into shares of common stock at a conversion price of $0.40 per share.  The YA II PN Note 2 also contains a reset feature, whereby, absent certain exceptions, if the Company issues equity securities at an effective price less than $0.40 per share of common stock, the conversion price of the YA II PN Note 2 will be reset to such lower price. The Company recognized a discount of $362,500 related to the beneficial conversion feature at the time of issuance.  Commencing on December 1, 2018, absent certain exceptions, the first of eight payments in the amount of 62,500 will become due; subsequent payments will become due on the first day of each of the following months until paid in full. During the nine months ended February 28, 2019, $167,713 of this discount was charged to operations. Also during the nine months ended February 28 2019, the Company accrued interest in the amount of $29,041 on this note.

500,000	-

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 matures on a date that is three years following issuance. The U.S. Convertible Debenture 1 is convertible into units (the “Convertible Debenture Units”) at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the nine months ended February 28, 2019, $217 of this discount was charged to operations. During the nine months ended February 28, 2019, the Company accrued interest in the amount of $105,205 on the U.S. Convertible Debenture 1.

4,000,000	-

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 matures on a date that is three years following issuance. The U.S. Convertible Debenture 2 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the nine months ended February 28, 2019, $52 of this discount was charged to operations. During the nine months ended February 28, 2019, the Company accrued interest in the amount of $26,301 on the U.S. Convertible Debenture 2.

1,000,000	-

February 28, 2019	May 31, 2018

Convertible debenture in the principal amount of $100,000 (the “U.S. Convertible Debenture 3”) dated October 24, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 3. The U.S. Convertible Debenture 3 matures on a date that is three years following issuance. The U.S. Convertible Debenture 3 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The U.S. Convertible Debenture 3 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 3 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $75,415 on the U.S. Convertible Debenture 3. During the nine months ended February 28, 2019, $60 of this discount was charged to operations. During the nine months ended February 28, 2019, the Company accrued interest in the amount of $2,784 on the U.S. Convertible Debenture 3.

100,000	-

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 matures on a date that is three years following issuance. The U.S. Convertible Debenture 4 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the nine months ended February 28, 2019, $87 of this discount was charged to operations. During the nine months ended February 28, 2019, the Company accrued interest in the amount of $14,692 on the U.S. Convertible Debenture 4.

532,000	-

Convertible debenture in the principal amount of $150,000 (the “U.S. Convertible Debenture 5”) dated October 26, 2018,  which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 5. The U.S. Convertible Debenture 5 matures on a date that is three years following issuance. The U.S. Convertible Debenture 5 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The U.S. Convertible Debenture 5 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 5 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $120,100 on the U.S. Convertible Debenture 5. During the nine months ended February 28, 2019, $67 of this discount was charged to operations. During the nine months ended February 28, 2019, the Company accrued interest in the amount of $4,110 on the U.S. Convertible Debenture 5.

150,000	-

	February 28, 2019	May 31, 2018

Convertible debenture payable in the principal amount of $75,000 (the “U.S. Convertible Debenture 6”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 6. The U.S. Convertible Debenture 6 matures on a date that is three years following issuance. The U.S. Convertible Debenture 6 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The U.S. Convertible Debenture 6 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 6 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $60,049 on the U.S. Convertible Debenture 6. During the nine months ended February 28, 2019, $57 of this discount was charged to operations. During the nine months ended February 28, 2019, the Company accrued interest in the amount of $2,055 on the U.S. Convertible Debenture 6.

	75,000	-

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures mature on a date that is three years following issuance. The Canaccord Debentures  are convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $2,938,690 on the Canaccord Debentures. During the nine months ended February 28, 2019, $136 of this discount was charged to operations. During the nine months ended February 28, 2019, the Company accrued interest in the amount of $205,356 on the Canaccord Debentures.

	12,012,000	-

Total - Convertible Notes Payable	$18,619,000	$1,380,000
Less: Discount	(8,030,735)	(1,295,527)
Convertible Notes Payable, Net of Discounts	$10,588,265	$84,473

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$398,117	$43,401
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$10,190,148	$41,072

Discounts on notes payable amortized to interest expense – 3 months ended February 28, 2019 and 2018, respectively	$337,347	$818,254

Discounts on notes payable amortized to interest expense – 9 months ended February 28, 2019 and 2018, respectively	$2,481,674	$1,391,110

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

Note 15 – Contingent Liability

The terms of the Company’s acquisition of Alternative Solutions, LLC include a payment of $1,000,000 contingent upon the Oasis LLCs achieving certain revenue targets. (see note 3). The fair value of this contingent consideration at the time of the Acquisition Agreement was $678,111 as determined by the Company’s outside valuation consultants. Management has reviewed the value of the contingent consideration, and has concluded that no adjustment is necessary at February 28, 2019.

Note 16 – Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 125,814,107 and 50,128,972 shares of common stock issued and outstanding as of February 28, 2019, and May 31, 2018, respectively.

The Company recorded imputed interest of $268 and $265 during the three months ended February 28, 2019 and 2018 on related party payables due to a director and officer of the Company. The Company recorded imputed interest of $807 and $804 during the nine months ended February 28, 2019 and 2017 on related party payables due to a director and officer of the Company, and charged this amount to additional paid-in capital.

Stock Issued upon Conversion of Notes Payable

During the nine months ended February 28, 2019, Darling Capital, holder of a convertible promissory note, converted a total of $565,000, which consisted of $550,000 of principal and $15,000 of accrued interest, into 1,808,000 shares of common stock.

During the nine months ended February 28, 2019, Efrat Investments, holder of a convertible promissory note, converted a total of $57,200, which consisted of $55,000 of principal and $2,200 of accrued interest, into 183,040 shares of common stock.

During the nine months ended February 28, 2019, David Lamadrid, holder of a convertible promissory note, converted a total of $32,497, which consisted of $31,250 of principal and $1,247 of accrued interest, into 103,989 shares of common stock.

During the nine months ended February 28, 2019, Jay Lasky, holder of a convertible promissory note, converted a total of $26,185, which consisted of $25,000 of principal and $1,185 of accrued interest, into 65,462 shares of common stock.

During the nine months ended February 28, 2019, Newcan, holder of a convertible promissory note, converted a total of $78,534, which consisted of $75,000 of principal and $3,534 of accrued interest, into 196,336 shares of common stock.

During the nine months ended February 28, 2019, YA II PN, holder of a convertible promissory note, converted a total of $280,247, which consisted of $250,000 of principal and $30,247 of accrued interest, into 700,616 shares of common stock.

During the nine months ended February 28, 2019, YA II PN, holder of a convertible promissory note, converted a total of $256,027 which consisted of $250,000 of principal and $6,027 of accrued interest, into 640,068 shares of common stock.

Stock Issued for Services

On July 24, 2018, the Company awarded Star Associates, LLC, a limited liability company owned by Andrew Glashow, a director of the Company, a cash payment in the amount of $250,000 and 700,000 shares of the Company’s restricted common stock in recognition of Mr. Glashow’s efforts, through Star Associates, in successfully assisting the Company in negotiating and obtaining the financing necessary to acquire Alternative Solutions.  The shares were valued at $490,000 and were charged to operations during the nine months ended February 28, 2019.

On June 24, 2018, pursuant to the terms of a severance agreement between the Company and David Lamadrid, the Company issued 600,000 shares of restricted common stock to Mr. Lamadrid. These shares were valued at $264,000, $213,320 of which was previously expensed and the remaining $50,680 of which was charged to operations during the nine months ended February 28, 2019.

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

Special Warrants Issued in Offering

On June 20, 2018, the Company executed an Agency Agreement with Canaccord Genuity Corp. and closed on a private offering of its special warrants for aggregate gross proceeds of C$13,037,859 (USD$9,785,978). Pursuant to the offering, the Company issued 28,973,020 special warrants at a price of C$0.45 (USD$0.34) per special warrant.  Each special warrant was automatically exercisable, for no additional consideration, into units of the Company on the earlier of: (i) the date that was five business days following the date on which the Company obtained a receipt from the applicable securities regulatory authorities in each of the jurisdictions in Canada in which the special warrants were sold for a final prospectus qualifying the distribution of the units, which was intended to be no later than November 30, 2018, and (ii) the date that was four months and one day after the completion of the Company's acquisition of all of the membership interests in Alternative Solutions, LLC, known as Oasis Cannabis.

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

Because the Company did not receive a receipt from the applicable Canadian securities authorities for the qualifying prospectus by August 20, 2018, the unexercised special warrants were adjusted to entitle the holders to receive 1.1 units instead of one unit of the Company. This resulted in the issuance of an additional 3,042,167 units. This penalty was valued at $7,142,550 and was charged to operations during the three months ended August 31, 2018.

On February 28, 2019, all of the special warrants were automatically converted into 33,465,110 shares of common stock and warrants to purchase 33,465,110 shares of common stock for CD$0.65 per share.

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

Stock Issued to Officers

On July 27, 2018, the Company granted 25,000 shares of restricted common stock to its Chief Financial Officer.  These shares vested four months after issuance.  The shares were valued at $17,500, and were amortized over the vesting period.  As of February 28, 2019, these shares had not been issued. As of February 28, 2019, $17,500 had been charged to operations, and is carried as Common Stock Subscribed on the Company’s balance sheet at February 28, 2019.

On July 31, 2018, the Company granted the Chief Executive Officer of CLS Nevada, Inc. a one-time signing bonus of 500,000 shares of restricted common stock, which shall become fully vested one year from the effective date of his employment agreement.  These shares were valued at $350,000 and will be amortized over the vesting period.  As of February 28, 2019, $236,667 had been charged to operations, and is carried as Common Stock Subscribed on the Company’s balance sheet at February 28, 2019.

On July 31, 2018, the Company granted the Chief Operating Officer of CLS Nevada, Inc. a one-time signing bonus of 50,000 shares of restricted common stock, which shall become fully vested one year from the effective date of his employment agreement.  These shares were valued at $35,000 and will be amortized over the vesting period. As of February 28, 2019, $23,667 had been charged to operations, and is carried as Common Stock Subscribed on the Company’s balance sheet at February 28, 2019.

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

Stock Issued for Compensation for Debenture Offering

On December 12, 2018, in connection with the issuance of the Canaccord Debentures, the Company issued 559,750 units as compensation for advisory and agent fees. Each unit is comprised of one share of common stock and one-half of one common stock purchase warrant at an exercise price of $1.10 per whole share of common stock. As a result, the Company issued 559,750 shares of common stock as compensation for agent and advisory services. These shares were valued at $376,152, and this amount was charged to operations during the three months ended February 28, 2019.

Additional Paid-in Capital

During the nine months ended February 28, 2019, the Company recorded discounts on two convertible notes payable relating to beneficial conversion features in the aggregate amount of $362,500 on the YA II PN Note 2, and $58,594 on the Newcan Convertible Note 8. Also, during the nine months ended February 28, 2019, a reset event occurred with regard to the YAII PN Note.

During the nine months ended February 28, 2019, the Company recorded an original issue discount on the Serenity Wellness Note in the amount of $81,961.

On June 1, 2018, the Company adopted ASU 2017-11 and accordingly reclassified the fair value of the reset provisions embedded in the previously issued convertible notes payable and certain warrants with embedded anti-dilutive provisions from liability to additional paid-in capital in the aggregate amount of $1,265,751. On June 20, 2018, a reset event occurred in connection with the YA II PN Note (see note 14), and the Company charged the change in fair value of the conversion feature in the amount of $35,833 to additional paid-in capital. This was considered a material modification of the note, and the Company created a new discount to this note in the amount of $750,000, which was charged to additional paid-in capital.

During the nine months ended February 28, 2019, the Company recorded discounts on six convertible debentures relating to beneficial conversion features as follows: a discount of $3,254,863 was recorded on the U.S. Convertible Debenture 1; a discount of $813,696 was recorded on the U.S. Convertible Debenture 2; a discount of $75,395 was recorded on the U.S. Convertible Debenture 3; a discount of $416,627 was recorded on the U.S. Convertible Debenture 4; a discount of $120,078 was recorded on the U.S. Convertible Debenture 5; a discount of $60,030 was recorded on the U.S. Convertible Debenture 6; and a discount of $2,938,690 was recorded on the Canaccord Debentures.

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

On December 12, 2018, in connection with the issuance of the Canaccord Debentures, the Company issued Canaccord Genuity Corp. 1,074,720 three-year agent and advisory warrants at an exercise price of $0.80 per share as compensation. The Company, in connection with the issuance of the Canaccord Debentures, issued National Bank Financials Inc. 268,680 three-year agent and advisory warrants at an exercise price of $0.80 per share as compensation. These warrants were valued at $874,457, and this amount was charged to operations during the three months ended February 28, 2019.

On December 12, 2018, in connection with the issuance of the Canaccord Debentures, the Company issued 559,750 units as compensation for advisory and agent fees. Each unit is comprised of one share of common stock and one-half of one common stock purchase warrant at an exercise price of $1.10 per whole share of common stock. As a result, the Company issued 223,900 three-year agent and advisory warrants to Canaccord Genuity Corp. and 55,975 three-year agent and advisory warrants to National Bank Financials Inc. These warrants were valued at $181,183, and this amount was charged to operations during the three months ended February 28, 2019.

The following table summarizes the significant terms of warrants outstanding at February 28, 2019. These warrants were granted as part of financing agreements. This table does not include the special warrants; see Special Warrant section below:

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.49	35,782,952	2.73	$0.49	35,782,952	$0.49
0.50	2,736,500	2.98	0.50	2,736,500	0.50
0.60	17,500,000	2.76	0.60	17,500,000	0.60
0.75	1,042,738	2.37	0.75	1,042,738	0.75
0.80	1,343,400	2.79	0.80	1,343,400	0.80
1.10	279,875	2.79	1.10	279,875	1.10
	58,685,465	2.74	$0.53	58,685,465	$0.53

Transactions involving warrants are summarized as follows. This table does not include the special warrants; see Special Warrant section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2018	4,700,988	$0.62
Granted	54,399,477	$0.53
Exercised	(415,000)	$0.75
Cancelled / Expired	-	$-
Warrants outstanding at February 28, 2019	58,685,465	$0.53

Special Warrants

On June 20, 2018, the Company sold 28,973,019 special warrants for net proceeds of US$9,785,978.   Each special warrant was automatically exercisable, for no additional consideration, into units of the Company on the earlier of: (i) the date that was five business days following the date on which the Company obtained a receipt from the applicable securities regulatory authorities in each of the jurisdictions in Canada in which the special warrants were sold for a final prospectus qualifying the distribution of the units, which was intended to be no later than November 30, 2018, and (ii) the date that was four months and one day after the completion of the Company's acquisition of all of the membership interests in Alternative Solutions, known as Oasis Cannabis, which was June 28, 2018.

All of the special warrants were automatically exercised for units on November 30, 2018. Each unit consists of one share of the Company’s common stock and one three-year warrant to purchase one share of common stock at a price of C$0.65.

Note 17 – Fair Value of Financial Instruments

The Company has issued convertible notes containing beneficial conversion features to Darling, Efrat, David Lamadrid and YA II PN.  One of the features is a ratchet reset provision which, in general, reduces the conversion price should the Company issue equity with an effective price per share that is lower than the stated conversion price in the note. The Company accounts for the fair value of the conversion feature in accordance with ASC 815- Accounting for Derivatives and Hedging and Emerging Issues Task Force (“EITF”) 07-05- Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). The Company carries the embedded derivative on its balance sheet at fair value and accounts for any unrealized change in fair value as a component of its results of operations. The Company also has a contingent liability in connection with the acquisition of Alternative Solutions, (see note 3).

The following summarizes the Company’s financial liabilities that are recorded at fair value on a recurring basis at February 28, 2019 and May 31, 2018:

	February 28, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent liabilities	$-	$-	$678,111	$678,111

	May 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,265,751	$1,265,751

The estimated fair values of the Company’s derivative liabilities are as follows:

Derivative
Liability
Liabilities Measured at Fair Value

Balance as of May 31, 2018	$1,265,751

Transfers out due to the adoption of ASU 2017-11 effective June 1, 2018	(1,265,751)

Balance as of February 28, 2019	$-

Note 18 – Commitments and Contingencies

In connection with the Company’s planned Colorado operations, on April 17, 2015, pursuant to an Industrial Lease Agreement (the “Lease”), CLS Labs Colorado leased 14,392 square feet of warehouse and office space (the “Leased Real Property”) in a building in Denver, Colorado where certain intended activities, including growing, extraction, conversion, assembly and packaging of cannabis and other plant materials, are permitted by and in compliance with state, city and local laws, rules, ordinances and regulations. The Lease had an initial term of seventy-two (72) months and provided CLS Labs Colorado with two options to extend the term of the lease by up to an aggregate of ten (10) additional years.  In August 2017, as a result of the Company’s decision to suspend its proposed operations in Colorado, CLS Labs Colorado asked its landlord to be relieved from its obligations under the Lease, but the parties have not yet reached an agreement on how to proceed.

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease.  These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of February 28, 2019.

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs’ common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.  On April 28, 2015, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed that following the merger of CLS Labs and a subsidiary of the Company, in addition to his obligations to CLS Labs, he would serve the Company and its subsidiaries in such roles as the Company may request.  In exchange, the Company agreed to assume the obligations of CLS Labs to grant Mr. Binder annual stock options, as referenced above.  Mr. Binder continues to receive an annual salary of $150,000 from CLS Labs for serving as its Chairman, President and Chief Executive Officer. On July 20, 2016, March 31, 2017, August 23, 2017, October 9, 2017, January 5, 2018 and April 6, 2018, the Company issued Mr. Binder convertible notes in exchange for $250,000, $112,500, $62,500, $39,521, $37,500 and $37,500 respectively, in deferred salary, among other amounts owed to Mr. Binder by the Company.  As of February 28, 2019 and May 31, 2018, the Company had accrued compensation due to Mr. Binder in the amount of $0 and $37,500.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett was entitled to receive an annual salary of $150,000. Further, he was entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett received a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, valued at $327,500, which became fully vested one year from the effective date of the agreement. Mr. Bonsett, as an owner of Picture Rock Holdings, LLC (“PRH”), was expected to indirectly receive the benefits of the Colorado operations discussed above. Mr. Bonsett agreed to defer his salary effective July 1, 2017; at February 28, 2019, the Company had accrued compensation due to Mr. Bonsett in the amount of $37,500. On October 1, 2017, the Company and Mr. Bonsett, the Company’s Chief Operating Officer, mutually agreed to end his employment with the Company.  Mr. Bonsett may provide consulting services to the Company in the future on an as needed basis.

Effective November 30, 2017, the Company and Mr. Lamadrid entered into a one-year employment agreement. Pursuant to the agreement, Mr. Lamadrid commenced serving as the Company’s President and Chief Financial Officer on December 1, 2017. Under the agreement, Mr. Lamadrid was entitled to receive an annual salary of $175,000. Further, he was entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, and annual restricted stock awards of the Company’s common stock in an amount equal to 3% of its annual EBITDA. Additionally, Mr. Lamadrid was entitled to a one-time signing bonus of 500,000 shares of restricted common stock of the Company, which were to become fully vested one year from the effective date of the agreement. On July 24, 2018, the Company and Mr. Lamadrid mutually agreed to terminate the employment agreement. Mr. Lamadrid resigned as President and Chief Financial Officer effective as of July 13, 2018. In connection with a severance agreement between the Company and Mr. Lamadrid, the Company paid certain amounts and issued 600,000 shares of common stock to Mr. Lamadrid, and the parties further agreed that neither party would have any further obligations under the Employment Agreement or otherwise after such date.

On July 31, 2018, the Company and Mr. Sillitoe entered into a one-year employment agreement. Pursuant to the agreement, Mr. Sillitoe commenced serving as the Chief Executive Officer of CLS Nevada, Inc. effective July 1, 2018. Under the agreement, Mr. Sillitoe is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the annual EBITDA of CLS Nevada, Inc., and annual restricted stock awards of the Company’s common stock in an amount equal to 3% of the annual EBITDA of CLS Nevada, Inc. Additionally, Mr. Sillitoe is entitled to a one-time signing bonus of 500,000 shares of restricted common stock, which shall become fully vested one year from the effective date of his employment agreement assuming Mr. Sillitoe remains employed by the Company on such date. As of February 28, 2019 and May 31, 2018, the Company had accrued compensation due to Mr. Sillitoe in the amount of $31,806 and $0.

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

At February 28, 2019 and May 31, 2018, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250.

Note 19 – Related Party Transactions

As of February 28, 2019 and May 31, 2018, the Company owed the amount of $0 and $37,500, respectively, to Jeffrey Binder, its Chief Executive Officer, for accrued salary.

As of February 28, 2019 and May 31, 2018, the Company had accrued salary due to Alan Bonsett, a former officer of the Company prior to his October 1, 2017 separation, in the amount of $37,500 and $37,500, respectively.

As of February 28, 2019 and May 31, 2018, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

As of February 28, 2019 and May 31, 2018, the Company had related party payables in the amount of $17,930 due to officers and directors related to expenses paid on behalf of the Company. The Company imputed interest at the rate of 6% per annum on these liabilities, and recorded imputed interest expense on these liabilities in the amounts of $268 and $265 during the three months ended February 28, 2019 and 2018, respectively.  These interest accruals were charged to additional paid-in capital.

On July 27, 2018, the Company granted 25,000 shares of restricted common stock to its Chief Financial Officer. These share vested four months after issuance. The shares were valued at $17,500, and were amortized over the vesting period. As of February 28, 2019, these shares had not been issued. As of February 28, 2019, $17,500 had been charged to operations.

On July 31, 2018, the Company granted the Chief Executive Officer of CLS Nevada, Inc. a one-time signing bonus of 500,000 shares of restricted common stock, which shall become fully vested one year from the effective date of his employment agreement. These shares were valued at $355,000 and will be amortized over the vesting period. As of February 28, 2019, $236,667 had been charged to operations.

On July 31, 2018, the Company granted the Chief Operating Officer of CLS Nevada, Inc. a one-time signing bonus of 50,000 shares of restricted common stock, which shall become fully vested one year from the effective date of his employment agreement. These shares were valued at $35,000 and will be amortized over the vesting period. As of February 28, 2019, $23,667 had been charged to operations.

On July 24, 2018, the Company awarded Star Associates, LLC, a limited liability company owned by Andrew Glashow, a director of the Company, a cash payment in the amount of $250,000 and 700,000 shares of restricted common stock in recognition of Mr. Glashow’s efforts, through Star Associates, in successfully assisting the Company in negotiating and obtaining the financing necessary to acquire Alternative Solutions. The shares were valued at $490,000 and were charged to operations during the nine months ended February 28, 2019.

Note 20 – Subsequent Events

Mr. Glashow, a director of the Company since 2017, was appointed to serve as President and Chief Operating Officer commencing on March 1, 2019. The Company and Mr. Mr. Glashow entered into a two-year employment agreement and Mr. Glashow commenced serving as the Company’s President and Chief Operating Officer. Under the agreement, Mr. Glashow is entitled to receive an annual salary of $175,000. Further, he is entitled to receive a performance bonus equal to 1% of our annual EBITDA, and annual restricted stock awards in an amount equal to 1% of our annual EBITDA. Additionally, Mr. Glashow is entitled to a one-time signing bonus of 500,000 shares of our restricted common stock, half of which shall vest on March 1, 2020, and half of which shall vest on March 1, 2021.

Effective March 1, 2019, the Company executed a redemption notice with respect to two of the convertible notes payable to redeem all outstanding principal, accrued interest and redemption premiums thereunder. The total amount due to the note holder is $964,788, which includes $250,000 in principal, $62,500 in redemption premium and $2,630 in accrued interest for one note, and $500,000 in principal, $125,000 in redemption premium and $24,658 in accrued interest for the other note.

On March 11, 2019, the Company, through its wholly-owned subsidiary, CLS Massachusetts, Inc., entered into a membership interest purchase agreement with CannAssist, LLC. Pursuant to the terms of the Purchase Agreement, CLS Massachusetts agreed to purchase 80% of the membership interests in CannAssist for a purchase price of $25 million, which will be utilized to fund the build-out of CannAssist’s recreational cannabis grow facility at its leased premises and for initial working capital.

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

On April 29, 2015, the Company, CLS Labs and the “Merger Sub” consummated a merger, whereby the Merger Sub merged with and into CLS Labs, with CLS Labs remaining as the surviving entity. As a result of the merger, we acquired the business of CLS Labs and abandoned our previous business. .

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

On April 17, 2015, CLS Labs took its first step toward commercializing its proprietary methods and processes by entering into certain agreements in Colorado through its wholly owned subsidiary, CLS Labs Colorado, with certain Colorado entities, including Picture Rock Holdings, LLC (“PRH”), an entity affiliated with one of our former officers,   During 2017, we suspended our plans to proceed with the Colorado operation due to regulatory delays and have not yet determined if or when we will pursue them again.

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

We intend to monetize our extraction and conversion method and generate revenues through (i) the licensing of our patented proprietary methods and processes to others, (ii) the processing of cannabis for others, and (iii) the purchase of cannabis and the processing and sale of cannabis-related products.  We plan to accomplish this through the acquisition of companies, the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can establish a position as one of the premier cannabinoid extraction and processing companies in the industry. Assuming we do so, we then intend to explore the creation of our own brand of concentrates for consumer use, which we would sell wholesale to cannabis dispensaries. We believe that we can create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling. We also plan to offer consulting services through Cannabis Life Sciences Consulting, LLC, which will generate revenue by providing consulting services to cannabis-related businesses, including growers, dispensaries and laboratories, and driving business to our processing facilities.

On December 4, 2017, we entered into a Membership Interest Purchase Agreement (the “Acquisition Agreement”) with Alternative Solutions to acquire the outstanding equity interests in three of its subsidiaries (collectively, the “Oasis LLCs”), Serenity Wellness Center LLC d/b/a Oasis Medical Cannabis, Serenity Medical Growers LLC and Serenity Wellness Products LLC.  Pursuant to the Acquisition Agreement, as amended, we paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 on February 5, 2018, for an initial 10% of Alternative Solutions and each of the subsidiaries. At the closing of our purchase of the remaining 90% of the ownership interests in Alternative Solutions and the Oasis LLCs, which occurred on June 27, 2018, we paid the following consideration: $5,995,543 in cash, a $4.0 million promissory note due in December 2019, and $6,000,000 in shares of our common stock. The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because we assumed an additional $204,457 of liabilities.  The Oasis Note is secured by all of the membership interests in Alternative Solutions and the Oasis LLCs and by the assets of the Oasis LLCs.  We received final regulatory approval to own the membership interests in the Oasis LLCs on December 12, 2018.

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

On October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc., a Massachusetts not-for-profit corporation (“IGH”), which will convert to a for profit corporation within 10 business days following October 31, 2018, entered into an Option Agreement (the “IGH Option Agreement”). Under the terms of the IGH Option Agreement, CLS Massachusetts has an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that is one year after the effective date of the conversion and December 1, 2019 and ending on the date that is 60 days after such date. If CLS Massachusetts exercises the IGH Option, the Company, a wholly-owned subsidiary of the Company and IGH will enter into a merger agreement (the form of which has been agreed to by the parties) (the “IGH Merger Agreement”). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts will pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note. IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement have entered into agreements pursuant to which such stockholders have, among other things, agreed to vote in favor of such transactions. On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH, in the principal amount of $5,000,000, subject to the terms and conditions set forth in that certain loan agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender. The loan is evidenced by a secured promissory note of IGH, which bears interest at the rate of 6% per annum and matures on October 31, 2021. To secure the obligations of IGH to the Company under the loan agreement and the promissory note, the Company and IGH entered into a security agreement dated as of October 31, 2018, pursuant to which IGH granted to the Company a first priority lien on and security interest in all personal property of IGH. If the Company does not exercise the Option on or prior to the date that is 30 days following the end of the option period, the loan amount will be reduced to $2,500,000 as a break-up fee, subject to certain exceptions set forth in the IGH Option Agreement.

On September 13, 2018, we entered into a non-binding letter of intent (the “CannAssist LOI”) with CannAssist, LLC (“CannAssist”) setting forth the terms and conditions upon which we propose to acquire an 80% ownership interest in CannAssist. CannAssist plans to build out a recreationally licensed cultivation grow facility in Leicester, Massachusetts (the “Leicester Facility”). On November 7, 2018, we amended the CannAssist LOI to extend the termination date to January 15, 2019 and further amended it effective January 15, 2019 to extend the termination date to July 1, 2019.  The planned Leicester Facility is in possession of its host community agreement and has applied for a recreational license and is awaiting state approval. We intend to use a portion of the net proceeds of the 2018 Convertible Debenture Offering (defined below) to fund construction activities at the Leicester Facility.

On January 29, 2019, we made a line of credit loan to CannAssist, in the principal amount of up to $500,000, subject to the terms and conditions set forth in that certain Loan Agreement, dated as of January 29, 2019 between CannAssist as the Borrower and the Company as the Lender (the “Loan Agreement”). Any draws on the line of credit in excess of $150,000 will only be made in the sole discretion of the Company. The Loan is evidenced by a secured promissory note of CannAssist (the “CannAssist Note”), which bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. Assuming we proceed with the joint venture, it is contemplated that this loan will be rolled into longer term financing and the personal guarantees will be extinguished. If we do not enter into the joint venture, payments on the loan will commence on July 1, 2019 and the CannAssist Note will mature on December 1, 2019.

To secure the obligations of CannAssist to us under the Loan Agreement and the CannAssist Note, the Company and CannAssist entered into a Security Agreement dated as of January 29, 2019, pursuant to which CannAssist granted to us a first priority lien on and security interest in all personal property of CannAssist.

On March 11, 2019, the Company, through our wholly-owned subsidiary, CLS Massachusetts, entered into a membership interest purchase agreement (the “CannAssist Purchase Agreement”) with CannAssist, each of the members of CannAssist, and David Noble, as the members’ representative. Mr. Noble currently serves as the President of IGH, an entity that we hold an option to acquire.

Pursuant to the terms of the CannAssist Purchase Agreement, CLS Massachusetts agreed to purchase 80% of the membership interests in CannAssist for a purchase price of $25 million (the “CannAssist Purchase Price”), which will be utilized to fund the build-out of CannAssist’s recreational cannabis grow facility at its leased premises and for initial working capital. The CannAssist Purchase Price will be delivered at the closing of the transactions contemplated by the CannAssist Purchase Agreement. Closing will occur no later than 10 business days after the last of the conditions to closing set forth in Article VII of the CannAssist Purchase Agreement have been satisfied or waived. These conditions include a requirement that CannAssist obtain a provisional license to operate a cannabis grow facility from state and city authorities and that these same authorities have approved a change of control application that permits CLS Massachusetts to own an 80% interest in CannAssist. The CannAssist Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations.

Concurrently with the execution of the CannAssist Purchase Agreement, CLS Massachusetts and the other two equity owners of CannAssist agreed upon the terms of an amended and restated operating agreement for CannAssist to be executed upon the closing of the CannAssist Purchase Agreement, and CannAssist entered into an Employment Agreement with Jon Napoli pursuant to which Mr. Napoli will serve as Chief Operating Officer of CannAssist for a term of 5 years, beginning on, and contingent upon, the closing of the transactions contemplated under the CannAssist Purchase Agreement.

We incurred a net loss of $9,577,484 for the year ended May 31, 2018, and $24,187,649 for the nine months ended February 28, 2019, resulting in an accumulated deficit as of May 31, 2018 of $18,569,094, which deficit increased to $42,756,743 as of February 28, 2019.  These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the Three Months Ended February 28, 2019 and 2018

Revenues

We had revenue of $2,372,790 and $0 during the three months periods ended February 28, 2019 and February 28, 2018. The increase in revenue for the three months ended February 28, 2019 was due to our acquisition of the Oasis LLCs.  Our cannabis dispensary accounted for $1,415,260 of our revenue, and our cannabis production accounted for $957,532 of our revenue.

Cost of goods sold

Our cost of goods sold for the three months ended February 28, 2019 was $1,438,424 compared to cost of goods sold of $0 for the three months ended February 28, 2018. The increase in cost of goods sold for the three months ended February 28, 2019 was due to our acquisition of the Oasis LLCs. Cost of goods sold primarily consisted of $1,342,763 of product cost, $13,323 of licensing fees, $3,344 of supplies and materials, $34,961 of sales tax, $31,393 of other costs of goods sold, and $12,640 of freight. Our gross margin for the three months ended February 28, 2019 was 39%.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $3,887,900, or approximately 320%, to $5,102,871 during the three months ended February 28, 2019, compared to $1,214,971 for the three months ended February 28, 2018. The increase in selling, general, and administrative costs was attributable primarily to the costs associated with the Oasis LLCs, which we acquired effective June 27, 2018. The following increases in selling, general, and administrative expenses were associated entirely with the Oasis LLCs: office and facilities expense increased by $179,828; depreciation and amortization increased by $57,775; and insurance expense increased by $88,359.  The following increases in selling, general, and administrative expenses were attributable primarily to the Oasis LLCs and partially to the ongoing implementation of other aspects of our business plan and for general corporate purposes: professional fees increased by $324,593; payroll and related costs increased by $639,519; sales, marketing, and advertising costs increased by $360,232; taxes and licenses increased by $37,776; and travel costs increased by $65,106.  The addition of the Oasis LLCs caused us to add $668,474 to payroll and related costs, and $96,211 to sales, marketing and advertising cost, which contributed to the increase in overall selling, general and administrative costs. The increase in stock-based compensation was largely related to restricted stock we granted to three of our officers, two of whom work with the Oasis LLCs.  Although we expect expenses related to fundraising activities to vary depending on our future growth, we expect operational general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Interest expense

Interest expense for the three months ended February 28, 2019 was $662,961, a decrease of $771,353, or 54%, compared to $1,434,314 for the three months ended February 28, 2018.  This decrease was primarily due to a decrease in accrued interest on notes payable, which decreased by $368,578 to $399,576, compared to $768,154 in the comparable period of the prior year due to a decrease in the principal amount of notes payable.  The decrease was also due to a decrease in amortization of discounts on certain of our convertible debt due to beneficial conversion features, which decreased by $273,677 to $337,348 compared to $611,025 in the comparable period of the prior year primarily due to debt conversions that occurred in the third quarter of fiscal 2018. Net interest expense also decreased due to interest income, which was $74,960 during the three months ended February 28, 2019; there was no interest income in the comparable period of the prior year. Interest income is attributable to interest on the IGH loan.  In addition, during the third quarter of fiscal 2019, interest on related party debt decreased by $34,953 compared to the comparable period of the prior year as a result of a decrease in the principal amount of related party notes and loans payable, and interest expense attributable to the amortization of deferred financing decreased by $19,450 compared to the comparable period of the prior year.

Change in fair value of derivative liability

During the three months ended February 28, 2018, we incurred a gain on the revaluation of derivative liability of $148,227 related to the reset provisions contains in certain of our convertible notes. On June 1, 2018, we adopted ASU 2017-11 and reclassified the aggregate amount of $1,295,751, which was the fair value of the reset provisions embedded in previously issued convertible notes payable and certain warrants with embedded anti-dilutive provisions, from liability to equity. Upon adoption of ASU 2017-11, we were no longer required to treat reset (anti-dilution) provisions as derivative liabilities.

Net loss

For the reasons above, we incurred a net loss for the three months ended February 28, 2019 of $4,831,466, which was an increase of $2,330,408, or approximately 93%, compared to a net loss of $2,501,058 during the three months ended February 28, 2018.

Results of Operations for the Nine Months Ended February 28, 2019 and 2018

Revenues

We had revenue of $5,529,053 and $0 during the nine months periods ended February 28, 2019 and February 28, 2018. The increase in revenue for the nine months ended February 28, 2019 was due to our acquisition of the Oasis LLCs.  Our cannabis dispensary accounted for $3,574,882 of our revenue, and our cannabis production accounted for $1,954,172 of our revenue.

Cost of goods sold

Our cost of goods sold for the nine months ended February 28, 2019 was $3,245,035, compared to cost of goods sold of $0 for the nine months ended February 28, 2018. The increase in cost of goods sold for the nine months ended February 28, 2019 was due to our acquisition of the Oasis LLCs. Cost of goods sold primarily consisted of $3,097,660 of product cost, $56,600 of licensing fees, $34,961 of sales tax, $31,393 of other costs of goods sold, $8,717 of supplies and materials, and $15,704 of freight. Our gross margin for the nine months ended February 28, 2019 was 41%.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $21,640,483, or approximately 1,182%, to $23,472,037 during the nine months ended February 28, 2019, compared to $1,831,554 for the nine months ended February 28, 2018. The increase in selling, general and administrative expenses for the nine months ended February 28, 2019 was primarily due to one-time financing and acquisition costs attributable to the acquisition of the Oasis LLCs, as well as ongoing operational costs of the Oasis LLCs. The one-time financing and acquisition costs consisted primarily of the following costs: the fair value of the special warrants and compensation broker warrants issued to Canaccord in connection with our sale of the special warrants in the amount of $4,438,090; the  fair value of additional warrants and special warrants issued due to the failure to meet certain registration statement filing requirements in connection with the Westpark offering and the Canaccord offering in the amount of $8,084,522; the fair value of 700,000 shares of common stock issued to Star Associates, which is affiliated with one of our directors, for services in connection with the Oasis transaction of $490,000; broker and agent fees and commissions in the amount of $2,350,993, and a foreign exchange loss on conversion of the Canaccord funds from Canadian to U.S. dollars in the amount of $403,588.

The increase in selling, general, and administrative costs was also attributable to the costs associated with operating the Oasis LLCs, which we acquired effective June 27, 2018. The following increases in selling, general, and administrative expenses were associated entirely with the Oasis LLCs: office and facilities expense increased by $337,821; depreciation and amortization increased by $184,268; and insurance costs increased by $178,837. The following increases in selling, general, and administrative expenses were attributable partially to the Oasis LLCs and partially to the ongoing implementation of other aspects of our business plan and general corporate purposes: professional fees increased by $2,188,151, primarily due to the 2018 U.S. Convertible Debenture offering and the 2018 Canaccord Debenture offering; payroll and related costs increased by $1,636,650, of which $1,711,633 was attributable to Oasis; sales, marketing, and advertising costs increased by $1,108,224, of which $322,771 was directly attributable to Oasis; stock based compensation increased by $223,388, of which $230,388 was directly attributable to Oasis; travel costs increased by $212,489; and taxes and licenses increased by $167,478, which was directly attributable to Oasis. Although we expect expenses related to fundraising activities to vary depending on our future growth, we expect general and administrative expenses to increase in future periods as we implement our business plan and commence operations.

Interest expense

Interest expense for the nine months ended February 28, 2019 was $2,999,630, an increase of $683,485, or 30%, compared to $2,316,145 for the nine months ended February 28, 2018.  We have recorded discounts on certain of our convertible debt due to beneficial conversion features. Interest expense in connection with the amortization of these discounts increased by $1,090,567 to $2,481,677, compared to $1,391,110 in the comparable period of fiscal 2018 primarily due to the conversion of a note payable, in which the remaining discount was expensed. The increase in interest expense during the nine months ended February 28, 2019 was partially offset by a decrease in accrued interest on notes payable by $170,166 to $610,824 compared to $780,990 in the comparable period of fiscal 2018. This decrease was the result of the removal of the derivative liability associated with the convertible notes payable. Interest on related party debt also decreased by $82,533 to $5,943 for the nine months ended February 28, 2019, compared to $88,476 for the comparable period of the prior year as a result of a decrease in the principal amount of related party notes payable.  Finally, net interest expense also decreased due to interest income, which was $99,618 during the third quarter of fiscal 2019; there was no interest income in the comparable period of the prior year. Interest income is attributable to interest on the IGH loan.

Gain on Settlement of Debt

During the nine months ended February 28, 2018, we recognized a gain on the settlement of accounts payable in the amount of $3,480 because we repaid an account using our common stock.  There was no comparable transaction during the nine months ended February 28, 2019.

Loss on Modification of Debt

During the nine months ended February 28, 2018, we recognized a loss on modification of debt in the amount of $29,145 related to the amendment of the Old Main 8% Note. There was no comparable transaction during the nine months ended February 28, 2019.

Loss on Note Exchange

During the nine months ended February 28, 2018, we recognized a loss on the exchange of debt in the amount of $404,082.  This loss related to the exchange of the April 2015 Note for our common stock. There was no comparable transaction during the comparable period of fiscal 2019.

Loss on Extinguishment of Debt

During the nine months ended February 28, 2018, we recognized a loss on the extinguishment of debt in the amount of $989,032.  This loss related to the exchange of the Old Main 8% Note for our common stock.  There was no comparable transaction during the nine months ended February 28, 2019.

Change in fair value of derivative liability

During the nine months ended February 28, 2018, we incurred a loss on the revaluation of derivative liability of $25,863 related to reset provisions contained in certain of our convertible notes. On June 1, 2018, we adopted ASU 2017-11 and reclassified the aggregate amount of $1,295,751, which is the fair value of the reset provisions embedded in previously issued convertible notes payable and certain warrants with embedded anti-dilutive provisions, from liability to equity. Upon adoption of ASU 2017-11, we were no longer required to treat reset (anti-dilution) provisions as derivative liabilities.

Net loss

For the reasons above, we incurred a net loss for the nine months ended February 28, 2019 of $24,187,649, which is an increase of $18,595,308, or approximately 333%, compared to a net loss of $5,592,341 during the nine months ended February 28, 2018.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at February 28, 2019 compared to May 31, 2018.

	February 28, 2019	May 31, 2018
Current Assets	$14,550,351	$54,374
Current Liabilities	$7,144,138	$2,689,148
Working Capital (Deficit)	$7,406,213	$(2,634,774)

At February 28, 2019, we had working capital of $7,406,213, an increase of $10,040,987 from the working capital deficit of ($2,634,774) we had at May 31, 2018. Our working capital at February 28, 2019 includes $11,972,015 of cash. The increase in working capital was a result of our successful financing activities during the nine months ended February 28, 2019, including $15,535,978 in proceeds from the sale of equity, $18,369,000 from the issuance of convertible notes, and $211,700 from the issuance of related party notes.   We are presently seeking to expand the Oasis and related City Trees businesses in Nevada and are considering other potential acquisitions, including our previously announced potential acquisitions in Massachusetts. Our working capital needs will likely continue to increase, which could result in future working capital deficits, until we complete at least phase 1 of our expansion plan at Oasis. We have operated at a loss since inception.

Cash flows used in operating activities were $9,770,345 during the nine months ended February 28, 2019 compared to $909,072 during the nine months ended February 28, 2018, an increase of $8,861,273 or 975%. The increase was primarily due to a net loss of $24,187,649, which was offset by approximately $12,828,575 of non-cash offering costs in connection with our fundraising activities; $866,013 of non-cash compensation paid primarily to officers and consultants; $2,481,674 of amortization of debt discounts, $184,068 of depreciation and amortization expense; and $12,659 of expense from a derivative triggering event.  In addition, there  was a change in the components of net working capital in the net amount of $1,956,492, primarily the result of a note redemption payment in transit in the amount of $964,788, and payments made to our agent in the amount of approximately $1,050,000 to purchase equipment for Oasis. The increase in cash used in operating activities is also related to the acquisition of the Oasis LLCs during fiscal 2019, which operated at a loss. We expect cash flows used in operating activities to improve in the next twelve months as the revenue generated by the Oasis LLCs increases.

Cash flows used in investing activities was $11,867,944 during the nine months ended February 28, 2019 compared to $0 during the nine months ended February 28, 2018.  The amounts used during the nine months ended February 28, 2019 consisted of the cash payment of $5,982,710, net of cash acquired of $14,612, in connection with our acquisition of the Oasis LLCs; $735,234 for the purchase of property, plant and equipment for Oasis related to the construction of the extraction and conversion plant, which is part of the expansion plan; and our loans to In Good Health and CannAssist in the aggregate amount of $5,150,000.

Cash flows provided by financing activities was $33,557,340 during the nine months ended February 28, 2019 compared to $2,903,495 during the nine months ended February 28, 2018.  The increase in cash flows provided by financing activities during the nine months ended February 28, 2019 was primarily due to our receipt of proceeds from the special warrant offering of $9,785,978 and from our sale of common stock of $5,750,000, our receipt of $18,369,000 from the issuance of convertible notes, and advances made by related parties of $211,700. This increase was partially offset by $310,000 due to principal payments on notes, $211,838 due to principal payments on related part notes and $37,500 due to principal payments on convertible related party notes.

Third Party Debt

The table below summarizes the status of our third party debt and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our common stock:

Name of Note	Original Principal Amount	Outstanding or Repaid	Payment Details

April 2015 Note	$200,000	Repaid	Repaid in part and exchanged in part

Old Main 8% Note	$200,000	Repaid	Exchanged for 4,500,000 shares

FirstFire Note	$363,000	Repaid	Repaid

Darling Capital Note	$550,000	Repaid	Converted into 1,808,000 shares

Efrat Investments Note	$55,000	Repaid	Converted into 183,040 shares

Todd Blatt	$210,000	Repaid	Repaid

AJG Group	$100,000	Repaid	Repaid

YA II PN Note	$750,000	Repaid	Repaid
	$250,000	Repaid	$250,000 plus interest converted into 700,616 shares of common stock.
	$250,000	Repaid	$250,000 plus interest converted into 640,068 shares of common stock.

Oasis Note	$4,000,000	Outstanding	Due December 2019

2018 U.S. Convertible Debentures	$5,857,000	Outstanding	Due October 26- 31, 2021

Canaccord Debentures	$12,012,000	Outstanding	Due December 2021

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

On March 18, 2016, we issued Old Main Capital, LLC (“Old Main”) an 8% Convertible Promissory Note (the “Old Main 8% Note”) in the principal amount of $200,000 for Old Main’s commitment to enter into an equity line transaction with us and prepare all of the related transaction documents. The Old Main 8% Note bore interest at the rate of 8% per annum. On October 6, 2016, we amended the Old Main 8% Note, among other documents (the “First Amendment”) to defer the commencement of amortization payments on the 8% Note so that they commenced at the earlier of February 3, 2017 or on the date the registration statement with respect to the underlying shares had been declared effective by the SEC.  On such date, we were required to begin to redeem 1/6th of the face amount of the Old Main 8% Note and any accrued but unpaid interest on a monthly basis. Such amortization payment could be made, at our option, in cash or, subject to certain conditions, in our common stock pursuant to a conversion rate equal to the lower of (a) $1.07 or (b) 75% of the lowest VWAP in the twenty (20) consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.

On November 28, 2016, we entered into a Second Amendment to the Old Main 8% Note issued on March 18 (the “Second Amendment”) to amend the Old Main 8% Note, among other documents, as amended by the First Amendment, in certain respects.  Pursuant to the Second Amendment, among other things, the 8% Note was converted from an installment note to a “balloon” note, with all principal and interest on the 8% Note due on March 18, 2017; the Fixed Conversion Price associated with the Old Main 8% Note was changed to a variable conversion price equal to the lesser of the prior Fixed Conversion Price or 75% of the lowest VWAP in the fifteen trading days ending on the trading day immediately prior to the conversion date; our ability to repay the Old Main 8% Note with our common stock was deleted except pursuant to a voluntary conversion by Old Main; and Old Main was prohibited from selling, per trading day, an amount of our common stock in excess of the greater of $5,000 or 25% of the average number of shares of common stock sold per day for the five trading days preceding the day of sale multiplied by the average daily VWAP during the immediately preceding 5-trading day period.

On March 27, 2017, we entered into the third amendment to the Old Main 8% Note, which, among other things, increased the outstanding amount due under the Old Main 8% Note as of March 18, 2017 by 5%.  In exchange for doing so, Old Main agreed to extend the maturity of the Old Main 8% Note until July 1, 2017 and to suspend conversions under the 8% Note until July 1, 2017.

On July 6, 2017, we entered into the fourth amendment to the Old Main 8% Note (the “Fourth Amendment”) to further amend the terms of the Old Main 8% Note.  Pursuant to the Fourth Amendment, the maturity date of the Old Main 8% Note was extended to July 15, 2017 and the outstanding balance of the Old Main 8% Note as of June 30, 2017 was increased by multiplying it by 1.075.  The Fourth Amendment was effective on June 30, 2017.

On August 23, 2017, we entered into the fifth amendment to the Old Main 8% Note (the “Fifth Amendment”) to further amend the terms of the Old Main 8% Note.  Pursuant to the Fifth Amendment, the maturity date of the Old Main 8% Note was extended to September 15, 2017 and the outstanding balance remained unchanged.  The Fifth Amendment was effective on July 15, 2017.

On September 25, 2017, but effective as of September 15, 2017, we entered into an exchange agreement, whereby we agreed to exchange the Old Main 8% Note for 4,500,000 shares of our common stock. Pursuant to an oral agreement with the original holder of the Old Main 8% Note, principal due under the 8% note was increased by $96,862 to a total of $322,612 prior to the date on which the exchange of the Old Main 8% Note for common stock occurred.

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

Darling Capital Note

On February 5, 2018, we entered into a securities purchase agreement with Darling Capital LLC (“Darling”) whereby Darling agreed to purchase an 8% convertible promissory note in the aggregate principal amount of $550,000 (the “Darling Note”) from us due, subject to the terms therein, eighteen (18) months from the date of issuance, for a purchase price of $500,000.

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

Efrat Investments Note

On February 16, 2018, we entered into a securities purchase agreement with Efrat Investments LLC (“Efrat”) whereby Efrat agreed to purchase an 8% convertible promissory note in the aggregate principal amount of $55,000 (the “Efrat Note”) from us due, subject to the terms therein, eighteen (18) months from the date of issuance, for a purchase price of $50,000.

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

The YA II PN, Ltd. Notes

On May 11, 2018, we entered into a securities purchase agreement with YA II PN Ltd. (“YA II”), pursuant to which we agreed to sell to YA II, in two closings, (i) convertible debentures in the aggregate principal amount of $1,250,000, plus accrued interest, which may be converted into shares of our common stock, at the discretion of either YA II or us in accordance with the terms of the debentures, and (ii) five-year warrants to purchase an aggregate of 3,125,000 shares of our common stock at $0.60 per share of common stock. At the first closing, which occurred on May 14, 2018, we issued a $750,000 debenture to YA II and warrants to purchase 1,875,000 shares of our common stock. At the second closing, which occurred on July 20, 2018, we issued a $500,000 debenture to YA II and warrants to purchase 1,250,000 additional shares of our common stock.

The debentures bear interest at the rate of 8% per annum. If an event of default occurs and for so long as such event of default remains uncured, the interest rate on the debentures shall immediately become 15% per annum and shall remain at such increased interest rate until the applicable event of default is cured.

Commencing on December 1, 2018 and on the first day of each month thereafter through July 1, 2019, , subject to certain exceptions, we shall pay to YA II one-eighth of the principal amount of the debentures, plus accrued and outstanding interest (the “Installment Amount”), plus 20% of the of the Installment Amount for Installment Amounts due within 180 days following the date of execution of the purchase agreement, and 25% of the Installment Amount for Installment Amounts due thereafter in cash or by converting such Installment Amount into shares of our common stock. if we have met the applicable conditions for such a conversion and as long as the conversion does not exceed certain maximum amounts. Each Installment Amount will be deferred to the maturity date if the daily dollar volume-weighted average price of our common stock equals or exceeds $0.40 per share for each of the 10 consecutive days preceding the fifth trading day prior to the respective installment date.

Pursuant to the terms of the debentures, YA II may elect to convert any portion of the principal and accrued interest under the debentures into our common stock at a fixed conversion price of $0.40 per share. The fixed conversion price may change if certain dilutive events or issuances occur. In addition, we may, at our sole discretion, make an Installment Payment using our common stock if certain conditions have been met. In such case, the applicable conversion price would be equal to 75% of the VWAP of our Common Dtock during the fifteen consecutive trading days immediately preceding such conversion. During the three months ended August 31, 2018, a reset event occurred. As a result, the conversion price of the first YA II PN Note, in the principal amount of $750,000, was reduced to $0.34 per share of common stock.

During the nine months ended February 28, 2019, YA II converted a total of $536,275, which consisted of $500,000 of principal and $36,275 of accrued interest, into 1,340,684 shares of common stock.

On March 1, 2019, we redeemed all of the convertible debentures issued to YA II in full for total cash consideration of $964,787.

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

Oasis Note

On June 27, 2018, we closed on the purchase of the remaining 90% of the membership interests of Alternative Solutions and the Oasis LLCs.  The closing occurred pursuant to the Acquisition Agreement dated December 4, 2017, as amended. On such date, we made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $5,995,543, a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 22,058,823 shares of its common stock. The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because we assumed an additional $204,457 in liabilities. The Oasis Note bears interest at the rate of 6% per annum.  The Oasis Note may be prepaid at any time without penalty.  The Oasis Note is secured by all of the membership interests in Alternative Solutions and the Oasis LLCs and by the assets of the Oasis LLCs. We received final regulatory approval to own the membership interests in the Oasis LLCs on December 12, 2018.

2018 U.S. Convertible Debenture Offering

Between October 25, 2018 and November 2, 2018, we entered into six subscription agreements, pursuant to which we agreed to sell, for an aggregate purchase price of $5,857,000, $5,857,000 in original principal amount of convertible debentures in minimum denominations of $1,000 each.  The debentures bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen (18) months following their issuance, being payable by increasing the then-outstanding principal amount of the debentures. The debentures mature on a date that is three years following their issuance.  The debentures are convertible into units at a conversion price of $0.80 per unit.  Each unit consists of (i) one share of our common stock, par value $.001 and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10.  The debentures have other features, such as mandatory conversion in the event our common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company.  The debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company.  Navy Capital and its affiliates purchased $5,000,000 in principal amount of debentures, with the remaining $857,000 in principal amount being purchased by several unaffiliated purchasers.

If the debentures are converted, the warrants that would be issued are exercisable from time to time, in whole or in part for three years. The warrants have anti-dilution provisions that provide for an adjustment to the exercise price in the event of a future sale of our common stock at a lower price, subject to certain exceptions as set forth in the warrant. The warrants also provide that we can force their exercise at any time after the bid price of our common stock exceeds $2.20 for a period of 20 consecutive business days.

2018 Canaccord Debenture Offering

On December 12, 2018, we entered into an agency agreement with two Canadian agents regarding a private offering of up to $40 million of convertible debentures of the Company at an issue price of $1,000 per debenture. The agents sold the convertible debentures on a commercially reasonable efforts private placement basis.  Each debenture is convertible into units of the Company at the option of the holder at a conversion price of $0.80 per unit at any time prior to the close of business on the last business day immediately preceding the maturity date of the debentures, being the date that is three (3) years from the closing date of the offering (the “2018 Canaccord Debenture Offering”). Each unit will be comprised of one share of common stock and a warrant to purchase one-half of a share of common stock. Each warrant will be exercisable for one share of common stock at a price of $1.10 per warrant for a period of 36 months from the closing date.

We closed the 2018 Canaccord Debenture Offering on December 12, 2018, issuing $12,012,000 million in 8% senior unsecured convertible debentures at the initial closing.  At the closing, we paid the agents: (A)(i) a cash fee of $354,000 for advisory services provided to us in connection with the offering; (ii) a cash commission of $720,720, equivalent to 6.0% of the aggregate gross proceeds received at the closing of the offering; (B)(i) an aggregate of 184,375 units for advisory services; and (ii) a corporate finance fee equal to 375,375 units, which is the number of units equal to 2.5% of the aggregate gross proceeds received at the closing of the offering divided by the conversion price; and (C)(i) an aggregate of 442,500 advisory warrants; and (ii) 900,900 broker warrants, which was equal to 6.0% of the gross proceeds received at the closing of the offering divided by the conversion price.

The debentures are unsecured obligations of the Company, rank pari passu in right of payment of principal and interest and were issued pursuant to the terms of a debenture indenture, dated December 12, 2018, between the Company and Odyssey Trust Company as the debenture trustee. The debentures bear interest at a rate of 8% per annum from the closing date, payable on the last business day of each calendar quarter. For a period of 18 months from the closing date, any interest payable shall automatically accrue and be capitalized to the principal amount of the debentures and shall thereafter be deemed to be part of the principal amount of the convertible debentures.

Beginning on the date that is four (4) months plus one (1) day following the closing date, we may force the conversion of all of the principal amount of the then outstanding debentures at the conversion price on not less than 30 days’ notice should the daily volume weighted average trading price of our common stock be greater than $1.20 per share for the preceding 10 consecutive trading days.

Upon a change of control of the Company, holders of the debentures have the right to require us to repurchase their debentures at a price equal to 105% of the principal amount of the debentures then outstanding plus accrued and unpaid interest thereon. The debentures also contain standard anti-dilution provisions.

If, at the time of exercise of any warrant in accordance with the warrant indenture, there is no effective registration statement under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”) covering the resale by the holder of a portion of the shares of common stock to be issued upon exercise of the warrant, or the prospectus contained therein is not available for the resale of the shares of common stock by the holder under the U.S. Securities Act by reason of a blackout or suspension of use thereof, then the warrants may be exercised, in part for that portion of the shares of common stock not registered for resale by the holder under an effective registration statement or in whole in the case of the prospectus not being available for the resale of such shares of common stock, at such time by means of a “cashless exercise” in which the holder shall be entitled to receive a number of shares of common stock equal to the quotient obtained by dividing [(A-B) (X)] by (A), where: A = the last volume weighted average price (“VWAP”) for the trading day immediately preceding the time of delivery of the exercise form giving rise to the applicable “cashless exercise”; B = the exercise price of the warrant; and X = the number of shares of common stock that would be issuable upon exercise of the warrant in accordance with the terms of such warrant if such exercise were by means of a cash exercise rather than a cashless exercise.

Pursuant to the agency agreement, we granted the agents an option to increase the offering by an additional $6 million in principal amount of debentures, which option was not exercised by the agents prior to the closing date of the offering.

We intend to use the net proceeds of the 2018 Canaccord Debenture Offering to make certain payments in connection with the CannAssist Purchase Agreement, to complete phase I of the expansion plan for the Oasis LLCs and/or for general working capital purposes.

Related Party Debt

David Lamadrid Note

On February 26, 2018, we entered into a securities purchase agreement with Mr. David Lamadrid (“Lamadrid”), our former President and Chief Financial Officer, whereby Mr. Lamadrid agreed to purchase an 8% convertible promissory note in the aggregate principal amount of $31,250 (the “Lamadrid Note”) from us due, subject to the terms therein, eighteen (18) months from the date of issuance.

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

Koretsky and Affiliate Notes

Between August 11, 2015 and May 31, 2017, we borrowed an aggregate of $1,657,000 from Frank Koretsky, a director of the Company, and $150,000 from CLS CO 2016, LLC and $465,000 from Newcan Investment Partners, LLC (“Newcan”), two entities that are affiliated with Mr. Koretsky.  These loans were unsecured, accrued interest between 6% and 15% per year, were due either on demand or within three years after the date of the applicable note, and, in some cases, were convertible into shares of our common stock and warrants at rates between $0.25 and 1.07 per share.  Effective on May 31, 2017, we entered into the Omnibus Loan Amendment Agreement, whereby the portion of these loans that was advanced prior to December 31, 2017 was converted into our common stock, together with accrued interest on these loans.  As a result of these conversions, Mr. Koretsky, CLS CO 2016. LLC and Newcan converted an aggregate of $1,485,000, $150,000, and $460,000 in principal, and $130,069, 49,247 and $7,747 in accrued interest, into an aggregate of 6,460,276, 636,988 and 1,870,988 shares of common stock at $0.25 per share.  Pursuant to the Omnibus Loan Amendment Agreement, the conversion rate on all of the loans made by Mr. Koretsky, CO CLS 2016, LLC and Newcan was reduced, if applicable, to $0.25 per share and Mr. Koretsky and his affiliates gave up the right to receive warrants upon conversion.  Thus, each of Mr. Koretsky, CLS CO 2016, LLC and Newcan received 4,560,849, 488,159 and 1,433,841 shares of common stock in excess of what they would have received had they converted their loans into common stock prior to the effective date of the Omnibus Loan Amendment Agreement.

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

On August 6, 2018, we issued a convertible promissory note to Newcan, an entity owned by Frank Koretsky, a director of the Company, in the amount of $75,000.00 (the “Newcan Convertible Note 8”), to finalize the terms of repayment with respect to a certain loan made to the Company by Newcan on May 4, 2018, which was converted into 196,336 shares of common stock on October 23, 2018.

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

On April 6, 2018, we issued Binder Convertible Note 9, in the amount of $37,500, to Mr. Binder with respect to certain compensation payable to Mr. Binder as of February 28, 2018, which was repaid in full on August 7, 2018

Omnibus Loan Amendment Agreements

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

Pursuant to the offering, we issued 28,973,014 special warrants at a price of CD$0.45 (USD$0.34) per special warrant.  Each special warrant was automatically exercised, for no additional consideration, into units on November 30, 2018.

Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  Each warrant was to be exercisable at a price of CD$0.65 for three years after our common stock was listed on a recognized Canadian stock exchange, subject to adjustment in certain events. Because we did not receive a receipt from the applicable Canadian securities authorities for the qualifying prospectus by August 20, 2018, each special warrant entitled the holder to receive 1.1 units (instead of one (1) unit); provided, however, that any fractional entitlement to penalty units was rounded down to the nearest whole penalty unit. All special warrants were automatically exercised on November 30, 2018.

In connection with the special warrant offering, we paid a cash commission and other fees equal to CD$1,413,267 (USD$1,060,773), a corporate finance fee equal to 1,448,651 special warrants with a fair value of USD$1,413,300, and 2,317,842 broker warrants. Each broker warrant entitles the holder thereof to acquire one unit at a price of CD$0.45 per unit for a period of 36 months from the date that our common stock is listed on a recognized Canadian stock exchange, subject to adjustment in certain events. Our common stock commenced trading on the Canadian Stock Exchange on January 7, 2019. During the three months ended August 31, 2018, we also issued investors 3,042,167 special warrants with a fair value of $7,142,550 as a penalty for failure to timely effect a Canadian prospectus with regard to the securities underlying the special warrants.

We used the proceeds for the Canaccord special warrant offering to close the purchase of Oasis and for general corporate purposes.

The Navy Capital Investors

Effective July 31, 2018, we entered into a subscription agreement with Navy Capital Green International, Ltd., a British Virgin Islands limited company (“Navy Capital”), pursuant to which we agreed to sell to Navy Capital, for a purchase price of $3,000,000, 7,500,000 Units ($0.40 per unit), representing (i) 7,500,000 shares of our common stock, and (ii) three-year warrants to purchase an aggregate of 7,500,000 shares of our common stock (the “Navy Warrant Shares”) at an exercise price of $0.60 per share of common stock.  The closing occurred on August 6, 2018. In the subscription agreement, we also agreed to file, on or before November 1, 2018, a registration statement with the SEC registering the shares of common stock and Navy Warrant Shares issued to Navy Capital. If we fail to file the registration statement on or before that date, we must issue to Navy Capital an additional number of units equal to ten percent (10%) of the units originally subscribed for by Navy Capital (which will include additional warrants at the original exercise price). The warrant is exercisable from time to time, in whole or in part for three years. The warrant has anti-dilution provisions that provide for an adjustment to the exercise price in the event of a future sale of common stock at a lower price, subject to certain exceptions as set forth in the warrant. The warrant also provides that it is callable at any time after the bid price of our common stock exceeds 120% of the exercise price of the warrant for a period of 20 consecutive business days.

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

We plan to use the proceeds of the Navy Capital offering to fund a portion of the planned expansions at our City Trees and Oasis businesses in Nevada and for general corporate purposes.

Liquidity and Capital Needs

 Over the next twelve months we will likely require additional capital to cover our projected corporate level cash flow deficits, the implementation of our business plan, including the expansion of our Nevada operation, and the development of other revenue sources, including the potential transactions in connection with the Option Agreement and the CannAssist Purchase Agreement.

During the next twelve months we expect to complete phase 1 and possibly phase 2 of our expansion plan, which includes the substantial expansion of our grow facility in Nevada. At present, we estimate that we will require up to $3,000,000 to complete phase 1 and up to $2,000,000 to complete phase 2 of this expansion (excluding development of the greenhouse expansion). We expect to fund the cost of this expansion from a portion of the proceeds of the 2018 Canaccord Debenture Offering. We also plan to use the proceeds from this offering to fund certain payments associated with our two proposed Massachusetts acquisitions. We hold an option to purchase IGH for a purchase price that includes $35 million in cash and entered into the CannAssist Purchase Agreement for a purchase price of $25 million in cash, each of which we plan to fund with the proceeds of future equity sales, warrant exercise proceeds and/or loans. Although we believe we will be successful in raising the capital required to close these acquisitions, we have not entered into any definitive agreements with respect to such fundraising and there can be no assurances that we will be able to raise the necessary funds.  We may also pursue additional acquisitions in the next twelve months but we have not entered into any definitive agreements with respect to either additional acquisitions or the capital necessary to finance them.

Although our revenues are expected to grow as we expand our operations, our revenues only recently exceeded our Oasis operating costs and we do not yet exceed our Oasis operating costs and corporate overhead. Although we believe we have funds sufficient to sustain our operations at their current level, if we require additional cash, we expect to obtain the necessary funds as described above; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through additional debt and/or equity investments and acquisitions in our industry, successfully execute our business strategy, including our planned expansion and acquisitions, and successfully navigate any changes that may arise in the cannabis regulatory environment. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Although PRH made one payment to us during fiscal 2018, because we do not know when we will re-visit commencing operations in Colorado, there can be no assurance that PRH will ever generate sufficient cash to repay the $500,000 loan from CLS Labs Colorado or to meet PRH’s obligations under the Licensing Agreement or PRH Equipment Lease. Further, due to the delays we encountered with the construction of our Colorado processing facility, we have placed our proposed Colorado operations on hold and will pursue revenue producing opportunities in other states.

Oasis Cannabis Transaction

On December 4, 2017, we entered into the Acquisition Agreement, with Alternative Solutions for us to acquire all of the outstanding equity interests in Alternative Solutions and the Oasis LLCs.  Pursuant to the Acquisition Agreement, we paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 approximately 45 days thereafter and were to receive, upon receipt of applicable regulatory approvals, an initial 10% of each of the Oasis LLCs. Regulatory approvals were received and the 10% membership interests were transferred to us.

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

A claim has been made that Oasis owes certain amounts to a consultant; Oasis disputes this claim. If we make any payments in connection with this claim post-closing, generally speaking, we will be entitled to deduct the present value of such payments from the principal amount due under the Oasis Note.  This claim has been accrued on the Company’s balance sheet as of February 28, 2019.

In May 2020, the former owners of Alternative Solutions and the Oasis LLCs (other than Alternative Solutions) will also be entitled to a $1,000,000 payment from us if the existing dispensary operated by an Oasis LLC has maintained an average revenue of $20,000 per day during the 2019 calendar year. The estimated value of this contingent liability has been accrued on the Company’s balance sheet as of February 28, 2019 as well.

The transfer of 90% of the membership interests in Alternative Solutions and the Oasis LLCs to us was approved by the State of Nevada on December 12, 2018.

Consulting Agreements

On July 24, 2018, we issued 700,000 shares of common stock with a fair value of $490,000 to Star Associates for services in connection with the Oasis acquisition. Star Associates is controlled by Andrew Glashow, a director (and current officer) of the Company.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, have an accumulated deficit of $42,827,826 but had working capital of $7,406,213 at February 28, 2019. The report of our independent auditors for the year ended May 31, 2018, contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

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

Recently Issued Accounting Standards

Accounting standards promulgated by the Financial Accounting Standards Board (the “FASB”) are subject to change. Changes in such standards may have an impact on our future financial statements. The following are a summary of recent accounting developments.

In August 2016, the FASB issued Accounting Standards Update (an “ASU”) 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update was effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. We do not believe that the implementation of this update has had a material impact on our financial statements.

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

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

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

●         We have not established a formal written policy for the approval, identification and authorization of related party transactions

and

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 7, 2019, in connection with an employment contract between Alternative Solutions LLC and Gregg Carlson, we agreed to issue 50,000 shares of restricted common stock to Mr. Carlson.  The issuance of these shares was exempt from registration under the U.S. Securities Act because the shares were granted in a private offering.  All other issuances and sales of unregistered securities during the reporting period were previously reported on Form 8-K.

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

CLS HOLDINGS USA, INC.

Date: April 15, 2019	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2019	By:	/s/ Frank Tarantino
Frank Tarantino
Chief Financial Officer
(Principal Financial and Accounting Officer)