Form 10-Q
period 2019-08-31
CLS Holdings USA, Inc.
filed 2019-10-15
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

or

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 126,421,414 shares of $0.0001 par value common stock outstanding as of October 14, 2019.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended August 31, 2019

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2019	2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$5,907,899	$10,525,791
Accounts Receivable	229,932	163,571
Inventory	774,114	746,833
Prepaid expenses and other current assets	293,137	390,413
Notes receivable - current portion	1,275,411	850,958
Total current assets	8,480,493	12,677,566

Investment	-	2,709
Note receivable	4,049,589	4,299,042
Interest receivable	260,427	178,258
Property, plant and equipment, net of accumulated depreciation of $601,713 and $546,408	2,914,385	1,910,301
Right of use assets, operating leases	746,599	-
Intangible assets, net of accumulated amortization of $148,589 and $116,476	1,492,974	1,525,087
Goodwill	25,742,899	25,742,899
Other assets	167,455	167,455

Total assets	$43,854,821	$46,503,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,042,818	$1,517,127
Accrued interest	537,716	474,800
Notes payable, net of discount of $14,163 and $67,384	1,347,053	3,932,616
Lease liability - operating leases, current	437,808	-
Contingent liability	1,000,000	1,000,000

Total current liabilities	4,365,395	6,924,543

Noncurrent liabilities
Lease liability - operating leases, non-current	450,337	-
Convertible notes payable - Long Term, net of discount of $3,423,940 and $3,819,010	15,281,456	14,541,220

Total Liabilities	20,097,188	21,465,763

Commitments and contingencies	-	-

Stockholder's equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized at August 31, 2019 and May 31, 2019; 126,421,414 and 125,839,095 shares issued and outstanding at August 31, 2019 and May 31, 2019, respectively	12,643	12,585
Additional paid-in capital	71,174,324	70,758,025
Common stock subscribed	135,317	455,095
Accumulated deficit	(47,564,651)	(46,188,151)
Total stockholder's equity (deficit)	23,757,633	25,037,554

Total liabilities and stockholders' equity (deficit)	$43,854,821	$46,503,317

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2019	August 31, 2018

Revenue	$2,859,015	$1,179,353
Cost of goods sold	1,411,572	759,944
Gross margin	1,447,443	419,409

Selling, general and administrative expenses	2,298,314	15,392,130
Total operating expenses	2,298,314	15,392,130

Operating loss	(850,871)	(14,972,721)

Other (income) expense:
Interest expense, net	800,629	1,684,219
Gain on settlement of liabilities	(275,000)	-
Total other expense	525,629	1,684,219

Income (Loss) before income taxes	(1,376,500)	(16,656,940)

Income tax expense	-	-

Net income (loss)	$(1,376,500)	$(16,656,940)

Net income (loss) per share - basic	$(0.01)	$(0.23)

Net income (loss) per share - diluted	$(0.01)	$(0.23)

Weighted average shares outstanding - basic	126,101,325	71,296,485

Weighted average shares outstanding - diluted	126,101,325	71,296,485

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid In	Stock	Accumulated
	Amount	Value	Capital	Payable	Deficit	Total

Balance - May 31, 2018	50,128,972	$5,013	$17,628,717	$307,584	$(18,569,094)	$(627,780)
Common stock issued for conversion of debt	2,095,029	209	654,488	-	-	654,697
Common stock issuance with Oasis acquisition	22,058,823	2,206	15,438,970	-	-	15,441,176
Common stock issued to consultant	700,000	70	489,930	-	-	490,000
Common stock issued to officer	600,000	60	263,940	(213,321)	-	50,679
Common stock to be issued to officer	-	-	-	69,459		69,459
Common stock and warrants issued for cash	14,375,000	1,438	5,748,562	-	-	5,750,000
Special Warrants issued for cash	-	-	9,785,978	-	-	9,785,978
Cashless exercise of warrant	129,412	13	(13)	-	-	-
Warrant issued due to penalty	-	-	941,972	-	-	941,972
Warrants issued as compensation for offering	-	-	1,495,373	-	-	1,495,373
Warrants issued to placement agent	-	-	1,413,300	-	-	1,413,300
Special warrant issued due to penalty	-	-	7,142,550	-	-	7,142,550
Foreign currency transaction loss on equity offering	-	-	403,588	-	-	403,588
Discount on notes from beneficial conversion feature	-	-	1,229,831	-	-	1,229,831
Reclass derivative upon adoption of ASU 2017-11	-	-	1,265,751	-	-	1,265,751
Imputed interest	-	-	271	-	-	271
Derivative valuation of reset event	-	-	35,883	-	-	35,883
Net loss - 3 months ended August 31, 2018	-	-	-	-	(16,656,940)	(16,656,940)
Balance - August 31, 2018 (unaudited)	90,087,236	$9,009	$63,939,091	$163,722	$(35,226,034)	$28,885,788

Balance - May 31, 2019	125,839,095	$12,585	$70,758,025	$455,095	$(46,188,151)	$25,037,554
Common stock issued to officers	550,000	55	390,445	(390,500)	-	-
Conversion of notes payable	32,319	3	25,854	-	-	25,857
Vesting of Common stock to be issued to officers	-	-	-	63,222	-	63,222
Common stock to be issued to consultants	-	-	-	7,500	-	7,500
Net loss - 3 months ended August 31, 2019	-	-	-	-	(1,376,500)	(1,376,500)
Balance - August 31, 2019 (unaudited)	126,421,414	$12,643	$71,174,324	$135,317	$(47,564,651)	$23,757,633

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2019	August 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,376,500)	$(16,656,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on contingent liabilities	(275,000)
Imputed interest	-	271
Stock-based compensation	63,222	120,138
Fair value of shares issued to consultants	7,500	490,000
Warrants issued to placement agent	-	2,908,673
Amortization of debt discounts	448,291	1,598,501
Warrants and Special Warrants issued due to penalty	-	8,084,522
Non-cash offering costs of equity financing	-	403,588
Depreciation and amortization expense	87,418	48,461
Expense from derivative triggering event	-	12,659

Changes in assets and liabilities:
Accounts receivable	(66,361)	(24,544)
Prepaid expenses and other current assets	(36,205)	(151,709)
Inventory	(27,281)	(93,446)
Interest receivable	(82,169)	-
Right of use asset	1,034,847	-
Accounts payable and accrued expenses	(267,861)	(548,738)
Accrued compensation	-	(15,424)
Accrued interest, related party	-	3,497
Deferred rent	-	667
Accrued interest	433,937	59,437
Due to related parties	-	(50,000)
Operating lease liability	(893,301)	-
Net cash used in operating activities	(949,463)	(3,810,387)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(923,199)	-
Loan made to borrower under note receivable	(175,000)	-
Payment for investment in Alternative Solutions, net of cash received of $14,612	-	(5,982,710)
Net cash used in investing activities	(1,098,199)	(5,982,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party convertible notes payable	-	81,961
Proceeds from convertible notes payable	-	500,000
Principal payments on notes payable	-	(310,000)
Principal payments on related party notes payable	-	(76,381)
Principal payments on convertible notes payable	-	(37,500)
Principal payments on notes payable	(2,570,230)	-
Proceeds from sale of equity	-	15,535,978
Net cash provided by financing activities	(2,570,230)	15,694,058

Net (decrease) increase in cash and cash equivalents	(4,617,892)	5,900,961

Cash and cash equivalents at beginning of period	10,525,791	52,964

Cash and cash equivalents at end of period	$5,907,899	$5,953,925

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$242	$8,964
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party notes payable reclassified as related party convertible notes payable	$-	$75,000
Beneficial conversion feature on convertible notes	$-	$1,229,831
Note payable exchanged for common stock	$-	$654,697
Charge to paid-in capital for par value of shares issued in cashless exercise of warrants	$-	$13
Reclassify derivative liability to paid-in capital upon adoption of ASU 2017-11	$-	$1,265,751
Adoption of lease standard ASU 2016-02	$1,781,446	$-
Capitalized interest on convertible debentures	$371,021	$-
Reclassification of deposit to fixed assets	$136,190	$-
Shares issued for conversion of notes payable	$25,857	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019

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

On March 11, 2019, the Company, through its wholly-owned subsidiary, CLS Massachusetts, entered into a membership interest purchase agreement (the “CannAssist Purchase Agreement”) with CannAssist, each of the members of CannAssist, and David Noble, as the members’ representative, to acquire an 80% ownership interest in CannAssist. After conducting diligence, the parties decided to terminate the CannAssist Purchase Agreement effective August 26, 2019.  The CannAssist Note will be due and payable in full on or before February 28, 2020. See note 15.

On August 26, 2019, the Company and CannAssist entered into an agreement to amend the CannAssist Note. Pursuant to the amendment, there will be no additional advances under the CannAssist Note beyond the $150,000 advanced on February 4, 2019, and the $175,000 advanced on June 24, 2019. In addition, the CannAssist Note shall become due and payable in full on or before February 28, 2020. Finally, the Company and CannAssist terminated the CannAssist Purchase Agreement. At August 31, 2019, the Company was owed principal in the amount of $325,000 and accrued interest in the amount of $10,564 pursuant to the CannAssist Note.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $5,907,899 and $10,525,791 as of August 31, 2019 and May 31, 2019, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. During the three months ended August 31, 2019 and 2018, the Company reserved the amount of $0 for uncollectible accounts receivable.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using a perpetual inventory system whereby costs are determined by acquisition costs of individual items included in inventory. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable values. Our cannabis products consist of prepackaged purchased goods ready for resale, along with produced edibles and extracts developed under our production license.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment”. Based on Step 1 of ASC 350 and ASC 360, there were no impairments to the Company’s long-lived assets as of August 31, 2019. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $205,978 and $0 for the three months ended August 31, 2019 and 2018, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred no research and development costs for the three months ended August 31, 2019 and 2018, respectively.

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

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheets at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheets with changes in fair value recognized during each period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company uses for determining the fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (see note 18).

On June 1, 2018, the Company adopted ASU 2017-11 and accordingly reclassified the fair value of the reset provisions embedded in convertible notes payable and certain warrants with embedded anti-dilutive provisions from liability to equity in the aggregate amount of $1,265,751.

There were no reset provision triggered during and derivative liabilities were not revalued during the three months ended August 31, 2019.

During the three months ended August 31, 2018, a reset event occurred in connection with one of the Company’s convertible notes (see note 15). The following assumptions were used for the valuation of the derivative liability related to the convertible notes that contain a derivative component during the three months ended August 31, 2018:

-     That the quoted market price of the common stock, which increased from $0.6865 as of June 1, 2018 to $0.710 as of June 20, 2018 would fluctuate with the Company’s projected volatility;

-     That the conversion price of the YAN II PN Convertible Notes would be equal to $0.40 with a full reset feature, and upon default, 75% of the lowest Variable Weighted Average Price (“VWAP”) in the 15 consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date.

-     That the new convertible notes issued this period with full resets were issued with conversion prices of $0.40, which were not reset as a result of subsequent transactions.

-     That an event of default at 24% or 15% interest rate would occur 0% of the time, increasing 1.00% per month to a maximum of 25%, and that instead of a penalty, there would be an alternative conversion price;

-     That the projected volatility curve from an annualized analysis for each valuation period would be based on the historical volatility of the Company and the remaining term for ach convertible note. The projected volatility was in the range 97.4% to 242.8% during the quarter ended August 31, 2018.

-     That the Company would redeem the convertible notes, projected initially at 0% of the time and increasing monthly by 1.0% to a maximum of 10.0% (from alternative financing);

-     That the holder would automatically convert the notes at the maximum of 2 times the conversion price or the stock price if the common stock underlying certain 2017 convertible notes was eligible for sale in compliance with securities laws and the Company was not in default;

-     That unless an Event of Default occurred, the holder would sell, per trading day, an amount of common stock up to the greater of (i) $5,000 or (ii) 25% multiplied by the “Aggregate Amount,” as defined in the YA II PN Convertible Notes.

Revenue Recognition

Revenue is primarily generated through the Company’s subsidiary, Serenity Wellness Center LLC, d/b/a Oasis Cannabis (“Oasis”). Oasis operates a 24-hour cannabis dispensary that recognizes revenue from the sale of medical and recreational cannabis products within the State of Nevada.

Revenue from the sale of cannabis products is recognized by Oasis at the point of sale, at which time payment is received. Management estimates an allowance for sales returns.

The Company also recognizes revenue from Serenity Wellness Products LLC and Serenity Wellness Growers LLC, d/b/a City Trees (“City Trees”). City Trees recognizes revenue from the sale of the following cannabis products and services to licensed dispensaries within the State of Nevada:

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended August 31, 2019 or 2018.

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended August 31, 2019 and 2018:

	2019	2018
Cannabis Dispensary	$2,085,900	$776,708
Cannabis Production	773,115	402,645
	$2,859,015	$1,179,353

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.  At August 31, 2019 and 2018, the Company excluded from the calculation of fully diluted shares outstanding the following shares because the result would have been anti-dilutive: At August 31, 2019, a total of 86,452,881 shares (54,835,145 issuable upon the exercise of warrants; 7,676,974 issuable upon the exercise of unit warrants; 23,704,094 issuable upon the conversion of convertible notes payable and accrued interest; and 236,668 in stock payable; at August 31, 2018, a total of 87,162,289 shares (21,139,000 issuable upon the exercise of warrants; 4,635,684 issuable upon the exercise of unit warrants; 57,946,038 issuable upon the exercise of special warrants; 3,245,858 issuable upon the conversion of notes payable and accrued interest; and 195,709 in stock payable).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three months ended August 31, 2019 and 2018.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at the lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The Company has performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard. The Company adopted the ASU and related amendments on June 1, 2019 and has elected certain practical expedients permitted under the transition guidance. The Company has elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Under the new guidance, the majority of the Company’s leases continue to be classified as operating. During the first quarter of fiscal 2020, the Company completed its implementation of its processes and policies to support the new lease accounting and reporting requirements. During the first quarter of fiscal 2020, the Company completed its implementation of its processes and policies to support the new lease accounting and reporting requirements. This resulted in an initial increase in both its total assets and total liabilities in the amount of $1,781,446.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for the Company on January 1, 2020. The amendments in this ASU will be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

Effective June 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of a service has been rendered to a customer or delivery has occurred; (3) the amount of the fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting ASC 606.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $47,564,651 as of August 31, 2019. The Company’s auditors stated in their opinion on the Company’s financial statements for the year ended May 31, 2019 that there was substantial doubt about the Company’s ability to continue as a going concern, and that further losses were anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company began generating revenue from operations with the acquisition of Alternative Solutions on June 27, 2018 (note 3). Management intends to finance operating costs over the next twelve months with revenues from operations, and if necessary, loans and/or the proceeds from the sale of securities. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Acquisition of Alternative Solutions

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

Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 paid in February 2018, for an initial 10% of each of the Oasis LLCs.  At that time, the Company applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received. On June 27, 2018, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $5,995,543, a $4.0 million promissory note due in December 2019 (see note 15), (the “Oasis Note”), and 22,058,823 shares of its common stock (see note 17), (the “Purchase Price Shares”) (collectively, the “Closing Consideration”). The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because the Company assumed an additional $204,457 of liabilities. The Company used the proceeds of a Canadian private securities offering to fund the cash portion of the Closing Consideration (see note 17).  The Company then applied for regulatory approval to own the additional 90% in membership interests in the Oasis LLCs, which it received on December 12, 2018. On August 14, 2019, the Company made a prepayment in the amount of $2,500,000, which, along with certain legal fees and other costs in the aggregate amount of $138,784, was applied to the amount due under the $4.0 million promissory note.

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

A claim was been made that Oasis owed certain amounts to a consultant at the acquisition date; Oasis disputed this claim.   This claim was accrued on the Company’s balance sheet as of May 31, 2019, and was resolved during the three months ended August 31, 2019 (see note 16).

The sellers are also entitled to a $1,000,000 payment from the Company on May 30, 2020 if the Oasis LLCs have maintained an average revenue of $20,000 per day during the 2019 calendar year. The fair value of this contingent consideration was $678,111 at the acquisition date as determined by the Company’s outside valuation consultants. At May 31, 2019, the Company increased the value of this contingent consideration to $1,000,000, and charged the amount of $321,889 to operations during the year ended May 31, 2019. This amount is recorded as a contingent liability on the Company’s balance sheet at August 31, 2019 and May 31, 2019.

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

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of the Oasis LLCs was effective on June 1, 2018.

Three Months Ended August 31, 2018
(unaudited)
Revenues	$1,665,744
Net loss	$(12,016,196)
Basic net loss per share	$(0.18)
Diluted net loss per share	$(0.18)
Weighted average shares - basic	67,913,333
Weighted average shares - diluted	67,913,333

These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

Note 4 – Joint Venture and Options Transaction

In Good Health

On October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc. (“IGH”), a Massachusetts not-for-profit corporation, which converted to a for-profit corporation on November 6, 2018 (the “Conversion”), entered into an Option Agreement (the “IGH Option Agreement”). Under the terms of the Option Agreement, CLS Massachusetts has an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that is one year after the effective date of the Conversion and December 1, 2019, and ending on the date that is 60 days after such date (the “Option Period”). If CLS Massachusetts exercises the Option, the Company, a wholly-owned subsidiary of the Company and IGH will enter into a merger agreement (the form of which has been agreed to by the parties) (the “IGH Merger Agreement”). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts will pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note.

IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement have entered into agreements pursuant to which such stockholders have, among other things, agreed to vote in favor of such transactions.

On October 31, 2018, as consideration for the Option, the Company made a loan to IGH (the “IGH Loan”), in the principal amount of $5,000,000 (the “IGH Loan Amount”), subject to the terms and conditions set forth in that certain Loan Agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender (the “IGH Loan Agreement”) (see note 8). The IGH Loan is evidenced by a secured promissory note of IGH (the “IGH Note”), which bears interest at the rate of 6% per annum and matures on October 31, 2021. The Company recorded interest income in the amount of $75,616 on the IGH Loan during the three months ended August 31, 2019.

To secure the obligations of IGH to the Company under the IGH Loan Agreement and the IGH Note, the Company and IGH entered into a Security Agreement dated as of October 31, 2018 (the “IGH Security Agreement”), pursuant to which IGH granted to the Company a first priority lien on and security interest in all personal property of IGH.

If the Company does not exercise the IGH Option on or prior to the date that is 30 days following the end of the Option Period, the IGH Loan Amount will be reduced to $2,500,000 as a break-up fee (the “Break-Up Fee”), except in the event of a Purchase Exception (as defined in the IGH Option Agreement), in which case the Break-Up Fee will not apply and there will be no reduction to the Loan Amount.

On August 26, 2019, the parties amended the IGH Option to, among other things, extend the Option Period and delay closing until January 2020.

CannAssist

On January 29, 2019, the Company made a line of credit loan to CannAssist in the principal amount of up to $500,000, subject to the terms and conditions set forth in the CannAssist Loan Agreement. Any draws on the line of credit in excess of $150,000 will only be made in the sole discretion of the Company. The loan is evidenced by the CannAssist Note, which bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. On June 24, 2019, the Company advanced the sum of $175,000 to CannAssist, increasing the balance due to the Company under the CannAssist Note to $325,000 at August 31, 2019. The Company recorded interest income in the amount of $6,553 on the loan during the three months ended August 31, 2019.

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

On August 26, 2019, and Company and CannAssist entered into an agreement to amend the CannAssist Note. Pursuant to the amendment, there will be no additional advances under the CannAssist Note beyond the $150,000 advanced on February 4, 2019, and the $175,000 advanced on June 24, 2019. In addition, the CannAssist Note shall become due and payable in full on or before February 28, 2020. Finally, the Company and CannAssist terminated the CannAssist Purchase Agreement.

Note 5 – Accounts Receivable

Accounts receivable was $229,932 and $163,571 at August 31, 2019 and May 31, 2019, respectively. No allowance for doubtful accounts was necessary during the three months ended August 31, 2019 and 2018.

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	August 31, 2019	May 31, 2019
Deposits	$75,303	211,493
Prepaid expenses	217,834	178,920
Total	$293,137	$390,413

During the three months ended August 31, 2019, the Company charged the amount of $101,512 as a reserve against a receivable from a payment card company in connection with the processing of its payment card sales. Also during the three months ended August 31, 2019, the Company applied deposits in the amount of $136,190 to the acquisition of fixed assets. See note 9.

Note 7 – Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	August 31,	May 31,
	2019	2019
Raw materials	$258,302	$323,635
Finished goods	515,812	423,198
Total	$774,114	$746,833

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption.  Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and the Company’s manufactured edibles and extracts.

Note 8 – Notes Receivable

PRH Note Receivable

During the year ended May 31, 2015, the Company loaned $500,000 pursuant to a promissory note (the “PRH Note”) to Picture Rock Holdings, LLC, a Colorado limited liability company (“PRH”).  Pursuant to the PRH Note, as amended by the parties effective June 30, 2015, October 31, 2015, April 11, 2016, and May 31, 2016, PRH was expected to repay the principal due under the PRH Note in twenty (20) equal quarterly installments of Twenty Five Thousand Dollars ($25,000) commencing in the month following the month in which PRH commenced generating revenue at the grow facility, which commencement was originally anticipated to occur in the first quarter of 2017, and continuing until paid in full.  The Company suspended its plans to operate in Colorado due to regulatory delays and has not yet determined when it will pursue them again.  Interest will accrue on the unpaid principal balance of the PRH Note at the rate of twelve percent (12%) per annum and will be paid quarterly in arrears commencing after such initial payment and continuing until paid in full.  All outstanding principal and any accumulated unpaid interest due under the PRH Note is due and payable on the five-year anniversary of the initial payment thereunder.  In the event of default as defined in the agreements underlying the PRH Note, all amounts under the PRH Note shall be due and payable at once.  During the year ended May 31, 2015, the Company recorded an impairment related to the note receivable in the amount of $500,000.

During the year ended May 31, 2018, the Company received a payment of $50,000 on the PRH Note.  As a result, the Company has reduced the impairment of the PRH Note by $50,000 to reflect this payment.  The receivable is recorded on the balance sheet as of August 31, 2019 in the amount of $0, net of allowance in the amount of $450,000.

IGH Note Receivable

On October 31, 2018, in connection with an option to purchase transaction (see note 4), the Company loaned $5,000,000 pursuant to the IGH Note to IGH; on November 6, 2018, IGH converted to a for-profit corporation. The IGH Note bears interest at the rate of 6% per annum. On March 1, 2020 (the “Initial Payment Date”), all accrued interest shall be added to the outstanding principal due hereunder and such amount shall be payable in eight equal quarterly installments, commencing on the Initial Payment Date, together with interest accruing after the Initial Payment Date. The IGH Note shall mature and all outstanding principal, accrued interest and any other amounts due hereunder, shall become due and payable in full on the third anniversary of the IGH Note. The IGH Note was issued in connection with a loan agreement and security agreement between the Company and IGH, and the IGH Option Agreement between the Company and IGH, among others, in both cases dated as of October 31, 2018 and the other IGH Loan Documents, and is secured by the collateral described in the IGH Loan Documents and by such other collateral as may in the future be granted to the Company to secure the IGH Note. During the three months ended August 31, 2019, the Company recorded interest income in the amount of $75,616 in connection with the IGH Note. At August 31, 2019, principal in the amount of $950,411 and interest receivable in the amount of $260,427 due under the IGH Note were classified as current assets and principal in the amount of $4,049,589 was classified as non-current assets on the Company’s balance sheet.

CannAssist Note Receivable

On January 29, 2019, the Company made a line of credit loan to CannAssist pursuant to the CannAssist Note, in the principal amount of up to $500,000.  The loan bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. Payments on the loan were to commence on July 1, 2019 and the CannAssist Note was to mature on December 1, 2019. On August 26, 2019, and Company and CannAssist amended the CannAssist Note. Pursuant to the amendment, among other things, the CannAssist Note shall become due and payable in full on or before February 28, 2020. During the three months ended year ended August 31, 2019, the Company recorded interest income in the amount of $6,553 on the CannAssist Note. At August 31, 2019, the principal amount of $325,000 and interest receivable in the amount of $4,011 due under the CannAssist Note were classified as current assets on the Company’s balance sheet.

Note 9 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at August 31, 2019 and May 31, 2019.

	August 31, 2019	May 31, 2019
Office equipment	53,152	53,152
Furniture and fixtures	140,701	140,701
Machinery & Equipment	1,177,246	969,196
Leasehold improvements	$2,144,999	$1,293,660
Less: accumulated depreciation	(601,713)	(546,408)
Property, plant, and equipment, net	$2,914,385	$1,910,301

During the three months ended August 31, 2019 and 2018, the Company made payments in the amount of $923,199 and $0, respectively, for property, plant, and equipment. In addition, during the three months ended August 31, 2018, the Company acquired plant, property, and equipment in the amount of $933,142 with the acquisition of Alternative Solutions. See note 3. Also during the three months ended August 31, 2019, the Company applied $136,190 of deposits to the acquisition of fixed assets. See note 6.

Depreciation of property, plant, and equipment was $55,305 and $27,509 for the three months ended August 31, 2019 and 2018 respectively.

Note 10 – Right to Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 4 years, some of which include options to extend.

The Company’s lease expense for the three months ended August 31, 2019 was entirely comprised of operating leases and amounted to $106,370. The Company’s right of use (“ROU”) asset amortization for the three months ended August 31, 2019 was $87,313. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right to use assets – operating leases are summarized below:

August 31, 2019
Amount at inception of leases	$1,781,446
Amount amortized	(1,034,847)
Balance - August 31, 2019	$746,599

Operating lease liabilities are summarized below:

Amount at inception of leases	$1,781,446
Amount amortized	(893,301)
Balance - August 31, 2019	$888,145

August 31, 2019
Warehouses and offices	888,145
Lease liability	$888,145
Less: current portion	(437,808)
Lease liability, non-current	$450,337

Maturity analysis under these lease agreements is as follows:

Twelve months ended August 31, 2020	$493,321
Twelve months ended August 31, 2021	282,398
Twelve months ended August 31, 2022	111,242
Twelve months ended August 31, 2023	95,010
Twelve months ended August 31, 2024	-
Thereafter	-
Total	$981,971
Less: Present value discount	(93,826)
Lease liability	$888,145

Note 11 – Intangible Assets

Intangible assets consisted of the following at August 31, 2019 and May 31, 2019:

		Accumulated
August 31, 2019	Gross	Amortization	Net
Intellectual Property	$319,600	$(37,287)	$282,313
License & Customer Relations	990,000	(57,750)	932,250
Tradenames - Trademarks	301,000	(35,117)	265,883
Non-compete Agreements	27,000	(15,754)	11,246
Domain Names	3,963	(2,681)	1,282
Total	$1,641,563	$(148,589)	$1,492,974

		Accumulated
May 31, 2019	Gross	Amortization	Net
Intellectual Property	$319,600	$(29,297)	$290,303
License & Customer Relations	990,000	(45,375)	944,624
Tradenames - Trademarks	301,000	(27,592)	273,408
Non-compete Agreements	27,000	(12,378)	14,622
Domain names	3,963	(1,834)	2,129
Total	$1,641,563	$(116,476)	$1,525,087

Total amortization expense charged to operations for the three months ended August 31, 2019 and 2018 was $32,113 and $20,952, respectively.

Amount to be amortized during the twelve months ended August 31,
2020	$164,156
2021	164,156
2022	164,156
2023	163,854
2024	161,506
Thereafter	675,146
$1,492,974

Note 12 – Goodwill

The Company recorded goodwill in the amount of $25,742,899 in connection with the acquisition of Alternative Solutions on June 27, 2018 (see note 3). Goodwill is tested for impairment on an annual basis utilizing the two-step process set forth in ASC 350 and ASC 360. The first step of this process compares the book value of the Company with its fair value. If the fair value exceeds its carrying amount (including recorded goodwill), no goodwill impairment has occurred. Since the fair value of the Company based upon the market price of the Company’s common stock exceeded the carrying value (including goodwill) at August 31, 2019 and May 31, 2019, no indication of goodwill impairment existed.

Note 13 – Other Assets

Other assets consisted of the following at August 31, 2019 and May 31, 2019:

	August 31,	May 31,
	2019	2019
Security deposits	167,455	167,455
	$167,455	$167,455

Note 14 – Accounts Payable and Accrued Liabilities

Accrued accounts payable and accrued liabilities consisted of the following at August 31, 2019 and May 31, 2019:

	August 31, 2019	May 31, 2019
Trade accounts payable	$509,674	$510,210
Accrued payroll and payroll taxes	176,179	230,119
Accrued liabilities	356,965	625,399
Deferred rent liability	-	151,399
Total	$1,042,818	$1,517,127

Note 15 – Notes Payable and Convertible Notes Payable

Notes Payable

	August 31, 2019	May 31, 2019

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

The Company recognized an original issue discount of $189,180 on the Oasis Note.  During the three months ended August 31, 2019, $53,221 of this discount was charged to operations.  On August 14, 2019, the Company made a prepayment in the amount of $2,500,000, which was applied to the amount due under the Oasis Note; in addition, principal due under the Oasis note was further reduced by $133,389 for legal fees and $5,395 for other costs incurred by the Company in connection with a settlement agreement (see note 16). During the three months ended August 31, 2019, the Company accrued interest in the amount of $54,297 on the Oasis Note.

	1,361,216	4,000,000

Total – Notes Payable	$1,361,216	$4,000,000
Less: Discount	(14,163)	(67,384)
Notes Payable, Net of Discounts	$1,347,053	$3,932,616
Current portion	$1,347,053	$3,932,616
Long term portion	$-	$-

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

On January 10, 2018, effective December 1, 2017, the Company entered into an Omnibus Amendment to Convertible Notes (the “Second Omnibus Loan Agreement”) with Jeffrey I. Binder, an officer and director of the Company, and Newcan Investment Partners LLC, an entity owned by Frank Koretsky, a director of the Company. The Second Omnibus Loan Agreement provides that the conversion price of all outstanding convertible promissory notes issued to either Mr. Binder or Newcan Investment Partners, LLC as of the date of the Agreement would be increased from $0.25 to $0.3125 per share of common stock.  The remaining terms of such notes remain unchanged. There were no balances outstanding under the Insider Loans at August 31, 2019 or May 31, 2019.

Convertible Notes Payable

August 31, 2019	May 31, 2019

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 matures on a date that is three years following issuance. The U.S. Convertible Debenture 1 is convertible into units (the “Convertible Debenture Units”) at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of Convertible Debenture 1 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 1 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the three months ended August 31, 2019, $271,241 of this discount was charged to operations. During the three months ended August 31, 2019, the Company accrued interest in the amount of $85,696 on the U.S. Convertible Debenture 1. Also during the three months ended August 31, 2019, the Company transferred the amount of $83,625 from accrued interest to principal of the U.S. Convertible Debenture 1.

4,218,931	4,135,306

August 31, 2019	May 31, 2019

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 matures on a date that is three years following issuance. The U.S. Convertible Debenture 2 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 2, the conversion price of Convertible Debenture 2 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 2 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the three months ended August 31, 2019, $67,810 of this discount was charged to operations. During the three months ended August 31, 2019, the Company accrued interest in the amount of $21,424 on the U.S. Convertible Debenture 2. Also during the three months ended August 31, 2019, the Company transferred the amount of $20,906 from accrued interest to principal of the U.S. Convertible Debenture 2.

1,054,733	1,033,827

Convertible debenture in the principal amount of $100,000 (the “U.S. Convertible Debenture 3”) dated October 24, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 3. The U.S. Convertible Debenture 3 matures on a date that is three years following issuance. The U.S. Convertible Debenture 3 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 3 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 3, the conversion price of Convertible Debenture 3 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 3 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 3 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 3 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $75,415 on the U.S. Convertible Debenture 3. During the three months ended August 31, 2019, $6,285 of this discount was charged to operations. During the three months ended August 31, 2019, the Company accrued interest in the amount of $2,146 on the U.S. Convertible Debenture 3. Also during the three months ended August 31, 2019, the Company transferred the amount of $2,094 from accrued interest to principal of the U.S. Convertible Debenture 3.

105,635	103,541

August 31, 2019	May 31, 2019

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 matures on a date that is three years following issuance. The U.S. Convertible Debenture 4 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of Convertible Debenture 4 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 4 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the three months ended August 31, 2019, $34,721 of this discount was charged to operations. During the three months ended August 31, 2019, the Company accrued interest in the amount of $11,413 on the U.S. Convertible Debenture 4. Also during the three months ended August 31, 2019, the Company transferred the amount of $11,137 from accrued interest to principal of the U.S. Convertible Debenture 4.

561,856	550,719

Convertible debenture in the principal amount of $150,000 (the “U.S. Convertible Debenture 5”) dated October 26, 2018,  which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 5. The U.S. Convertible Debenture 5 matures on a date that is three years following issuance. The U.S. Convertible Debenture 5 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 5 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 5 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $120,100 on the U.S. Convertible Debenture 5. During the three months ended August 31, 2019, $10,008 of this discount was charged to operations. During the three months ended August 31, 2019, the Company accrued interest in the amount of $3,217 on the U.S. Convertible Debenture 5. Also during the three months ended August 31, 2019, the Company transferred the amount of $3,139 from accrued interest to principal of the U.S. Convertible Debenture 5.

158,383	155,244

August 31, 2019	May 31, 2019

Convertible debenture payable in the principal amount of $75,000 (the “U.S. Convertible Debenture 6”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 6. The U.S. Convertible Debenture 6 matures on a date that is three years following issuance. The U.S. Convertible Debenture 6 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 6 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 6 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $60,049 on the U.S. Convertible Debenture 6. During the three months ended August 31, 2019, $5,004 of this discount was charged to operations. During the three months ended August 31, 2019, the Company accrued interest in the amount of $1,609 on the U.S. Convertible Debenture 6. Also during the three months ended August 31, 2019, the Company transferred the amount of $1,570 from accrued interest to principal of the U.S. Convertible Debenture 6.

79,192	77,622

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures mature on a date that is three years following issuance. The Canaccord Debentures  are convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended August 31, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate 32,321 shares of the Company’s common stock, and warrants to purchase 16,160 shares of common stock were issued. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the three months ended August 31, 2019, the Company accrued interest in the amount of $254,753 on the Canaccord Debentures. Also during the three months ended August 31, 2019, the Company transferred the amount of $248,550 from accrued interest to principal of the Canaccord Debentures.

12,526,666	12,303,971

	August 31, 2019	May 31, 2019
Total - Convertible Notes Payable	$18,705,396	$18,360,230
Less: Discount	(3,423,940)	(3,819,010)
Convertible Notes Payable, Net of Discounts	$15,281,456	$14,541,220

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$-	$-
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$15,281,456	$14,541,220

Discounts on notes payable amortized to interest expense – 3 months ended August 31, 2019 and 2018, respectively	$448,291	$818,254

Aggregate maturities of notes payable and convertible notes payable as of August 31, 2019 are as follows:

For the twelve months ended August 31,

2020	$1,361,216
2021	-
2022	18,705,396
2023	-
2024	-
Thereafter	-
Total	$20,066,612

Beneficial Conversion Features

Certain of the Company’s convertible notes contained conversion features that create derivative liabilities. The pricing model the Company uses for determining fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income.  The derivative components of the notes were valued at issuance, at conversion, at restructure, and at each period end.

On June 1, 2018, the Company adopted ASU 2017-11 and accordingly reclassified the fair value of the reset provisions embedded in convertible notes payable and certain warrants with embedded anti-dilutive provisions from liability to equity in the aggregate amount of $1,265,751. See note 1.

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

Note 16 – Contingent Liability

The terms of the Company’s acquisition of Alternative Solutions, include a payment of $1,000,000 contingent upon the Oasis LLCs achieving certain revenue targets. (see note 3). The fair value of this contingent consideration at the time of the Acquisition Agreement was $678,111 as determined by the Company’s outside valuation consultants. Management has reviewed the value of the contingent consideration, and has concluded that, due to the increased revenue of Alternative Solutions, the fair value of this contingent liability was $1,000,000 at August 31 and May 31, 2019. The Company recorded a charge to operations in the amount of $321,889 during the year ended May 31, 2019.

Note 17 – Stockholders’ Equity

The Company’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.0001, at August 31, 2019 and May 31, 2019, and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 126,421,414 and 125,839,095 shares of common stock issued and outstanding as of August 31, 2019 and May 31, 2019, respectively.

Three months ended August 31, 2019

Common Stock and Warrants Issued upon Conversion of Notes Payable:

On July 8, 2019, the Company issued 16,644 shares of common stock and three-year warrants to acquire 8,322 shares of common stock at a price of $1.10 per share to Canaccord Genuity Corp., as nominee, in connection with the conversion of a portion of the Canaccord Debentures in the principal amount of $13,315. No gain or loss was recorded on this transaction because the conversion was made pursuant to the terms of the original agreement.

On July 19, 2019, the Company issued 15,677 shares of common stock and three-year warrants to acquire 7,838 shares of common stock at a price of $1.10 per share to Canaccord Genuity Corp., as nominee, in connection with the conversion of a portion of the Canaccord Debentures in the principal in the amount of $12,542. No gain or loss was recorded on this transaction because the conversion was made pursuant to the terms of the original agreement.

Common Stock Issued and To Be Issued to Officers and Service Providers:

On July 22, 2019, the Company issued 500,000 shares of common stock to Ben Sillitoe, Chief Executive Officer of CLS Nevada, in connection with his employment agreement. The fair value of these shares in the amount of $355,000 had been charged to operations as the shares vested. At issuance, this amount was transferred from common stock subscribed; $50 was charged to common stock, and $354,950 was charged to additional paid-in capital

On July 22, 2019, the Company issued 50,000 shares of common stock to Don Decatur, Chief Operating Officer of CLS Nevada, in connection with his employment agreement. The fair value of these shares in the amount of $35,500 had been charged to operations as the shares vested. At issuance, this amount was transferred from common stock subscribed; $5 was charged to common stock, and $35,495 was charged to additional paid-in capital.

During the three months ended August 31, 2019, the Company charged an aggregate of $63,222 to common stock subscribed representing the accrual over the vesting period of 449,366 shares of restricted common stock issuable to officers.

The Company also charged the amount of $7,500 to common stock subscribed representing the fair value of 33,333 shares of common stock to be issued to a service provider.

Three months ended August 31, 2018

Stock Issued upon Conversion of Notes Payable:

During the three months ended August 31, 2018, Darling Capital, LLC holder of a convertible promissory note, converted a total of $565,000, which consisted of $550,000 of principal and $15,000 of accrued interest, into 1,808,000 shares of common stock.

During the three months ended August 31, 2018, Efrat Investments, LLC holder of a convertible promissory note, converted a total of $57,200, which consisted of $55,000 of principal and $2,200 of accrued interest, into 183,040 shares of common stock.

During the three months ended August 31, 2018, David Lamadrid, holder of a convertible promissory note, converted a total of $32,497, which consisted of $31,250 of principal and $1,247 of accrued interest, into 103,989 shares of common stock.

Stock Issued and To Be Issued to Officers and Service Providers:

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

On June 24, 2018, pursuant to the terms of a severance agreement between the Company and David Lamadrid, the Company issued 600,000 shares of restricted common stock to Mr. Lamadrid. These shares were valued at $264,000, $213,320 of which was previously expensed and the remaining $50,680 of which was charged to operations during the three months ended August 31, 2018. At issuance, $213,320 was transferred from common stock subscribed; $60 was charged to common stock, and $263,940 was charged to additional paid-in capital.

During the three months ended August 31, 2018, the Company charged an aggregate of $69,459 to common stock subscribed, representing the accrual over the vesting period of 408,000 shares of restricted common stock issuable to officers.

Stock Issued for Acquisition:

On June 27, 2018, the Company issued 22,058,823 shares of its common stock pursuant to the terms of the Alternative Solutions, LLC Acquisition Agreement.  These shares were valued at $15,441,176.  (See note 3).

Special Warrants Issued in Offering:

On June 20, 2018, the Company executed an Agency Agreement with Canaccord Genuity Corp. and closed on a private offering of its special warrants for aggregate gross proceeds of C$13,037,859 (USD$9,785,978). Pursuant to the offering, the Company issued 28,973,020 special warrants at a price of C$0.45 (USA$0.34) per special warrant.  Each special warrant was automatically exercisable, for no additional consideration, into units of the Company on the earlier of: (i) the date that was five business days following the date on which the Company obtained a receipt from the applicable securities regulatory authorities in each of the jurisdictions in Canada in which the special warrants were sold for a final prospectus qualifying the distribution of the units, which was intended to be no later than November 30, 2018, and (ii) the date that was four months and one day after the completion of the Company's acquisition of all of the membership interests in Alternative Solutions, LLC, known as Oasis Cannabis. The Company allocated $4,226,394 of the proceeds from the sale of the special warrants to the underlying stock, and $5,559,584 of the value to the underlying warrants. The value of the warrants underlying the special warrants was determined utilizing the Black-Scholes valuation model. The Company recorded a loss on currency conversion in the amount of $403,588 in connection with the special warrants during the three months ended August 31, 2018.

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

Stock Issued in Navy Capital Offering:

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

Stock Issued to Officers:

On July 31, 2018, the Company granted the Chief Executive Officer of CLS Nevada, Inc. a one-time signing bonus of 500,000 shares of restricted common stock, which fully vested one year from the effective date of his employment agreement.  These shares were valued at $355,000 and were amortized over the vesting period.  As of August 31, 2019 , $355,500 had been charged to operations. The shares were issued on July 22, 2019.

On July 31, 2018, the Company granted the Chief Operating Officer of CLS Nevada, Inc. a one-time signing bonus of 50,000 shares of restricted common stock, which fully vested one year from the effective date of his employment agreement.  These shares were valued at $35,500 and were amortized over the vesting period. As of August 31, 2019, $35,500 had been charged to operations. The shares were issued on July 22, 2019.

Effective August 1, 2018, the Company granted 25,000 shares of restricted common stock to its Chief Financial Officer.  These shares vested four months after issuance.  The shares were valued at $17,500, and were amortized over the vesting period.  On April 1, 2019, these shares were issued.

Stock Issued upon Cashless Exercise of Warrants:

On August 14, 2018, the Company issued 129,412 shares of common stock for the cashless conversion of 350,000 warrants at an exercise price of $0.75 per share.

Additional Paid-in Capital

Three months ended August 31, 2019

No activity other than changes to additional paid-in capital related to the issuance of common stock disclosed above.

Three months ended August 31, 2018

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

On June 1, 2018, the Company adopted ASU 2017-11 and accordingly reclassified the fair value of the reset provisions embedded in the previously issued convertible notes payable and certain warrants with embedded anti-dilutive provisions from liability to additional paid-in capital in the aggregate amount of $1,265,751. On June 20, 2018, a reset event occurred in connection with the YA II PN  Note (see note 15), and the Company charged the change in fair value of the conversion feature in the amount of $35,833 to additional paid-in capital. This was considered a material modification of the note, and the Company created a new discount to this note in the amount of $750,000, which was charged to additional paid-in capital.

Warrants

The following table summarizes the significant terms of warrants outstanding at August 31, 2019. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.49	33,465,110	2.25	$0.49	33,465,110	$0.49
0.50	2,736,500	2.48	0.50	2,736,500	0.50
0.60	17,500,000	2.25	0.60	17,500,000	0.60
0.75	837,500	1.47	0.75	837,500	0.75
1.10	296,035	2.32	1.10	296,035	1.10
	54,835,145	2.50	$0.53	54,835,145	$0.53

Transactions involving warrants are summarized as follows. This table does not include the special warrants or unit warrants. See Special Warrants and Unit Warrants sections below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2018	4,497,750	$0.61
Granted	50,738,235	$0.53
Exercised	(415,000)	$0.75
Cancelled / Expired	-	$-

Warrants outstanding at May 31, 2019	54,818,985	$0.53
Granted	16,160	$1.10
Exercised	-	$-
Cancelled / Expired	-	$-
Warrants outstanding at August 31, 2019	54,835,145	$0.53

Unit Warrants

On June 20, 2018, in connection with the special warrant offering, the Company issued Canaccord Genuity Corp. 2,317,842 three-year broker warrants at an exercise price of C$0.45 per unit as compensation.  Each warrant entitles the holder to purchase one unit, which consists of one share of common stock and a warrant to purchase one share of common stock, for C$0.65 per share. These warrants were valued at $1,495,373, and this amount was charged to operations during the three months ended August 31, 2018.

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

Note 18 – Gain on Settlement of Liabilities

On August 14, 2019, the Company made a payment to 4Front Advisors to settle its dispute with Alternative Solutions and its former owners and the Oasis Note was reduced in accordance with its terms.  In addition, the amount of $275,000, which the Company had accrued with respect to this dispute, was extinguished resulting in a gain of $275,000.

Note 19 – Fair Value of Financial Instruments

The Company has issued convertible notes containing beneficial conversion features.  One of the features is a ratchet reset provision which, in general, reduces the conversion price should the Company issue equity with an effective price per share that is lower than the stated conversion price in the note. The Company accounts for the fair value of the conversion feature in accordance with ASC 815- Accounting for Derivatives and Hedging and Emerging Issues Task Force (“EITF”) 07-05- Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). The Company carries the embedded derivative on its balance sheet at fair value and accounts for any unrealized change in fair value as a component of its results of operations. The Company also has a contingent liability in connection with the acquisition of Alternative Solutions, (see note 16).

The following summarizes the Company’s financial liabilities that are recorded at fair value on a recurring basis at August 31, 2019 and May 31, 2019:

August 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

May 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

Note 20 – Related Party Transactions

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

Note 21 – Commitments and Contingencies

Leased Facility

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease.  These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of August 31, 2019.

Contingent Liability

At the time of closing of the Acquisition Agreement, Alternative Solutions owed certain amounts to a consultant known as 4Front Advisors, which amount was in dispute. In August 2019, we made a payment to this company to settle this dispute and the Oasis Note was reduced accordingly.

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs’ common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million.  On April 28, 2015, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed that following the merger of CLS Labs and a subsidiary of the Company, in addition to his obligations to CLS Labs, he would serve the Company and its subsidiaries in such roles as the Company may request.  In exchange, the Company agreed to assume the obligations of CLS Labs to grant Mr. Binder annual stock options, as referenced above.  Mr. Binder continues to receive an annual salary of $150,000 from CLS Labs for serving as its Chairman, President and Chief Executive Officer. On July 20, 2016, March 31, 2017, August 23, 2017, October 9, 2017, January 5, 2018 and April 6, 2018, the Company issued Mr. Binder convertible notes in exchange for $250,000, $112,500, $62,500, $39,521, $37,500 and $37,500 respectively, in deferred salary, among other amounts owed to Mr. Binder by the Company.  As of August 31, 2019 and 2018, the Company had accrued compensation due to Mr. Binder in the amount of $0.  In October 2019, Mr. Binder’s employment agreement was amended; see note 22.

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett was entitled to receive an annual salary of $150,000. Further, he was entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett received a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, valued at $327,500, which became fully vested one year from the effective date of the agreement. Mr. Bonsett, as an owner of Picture Rock Holdings, LLC (“PRH”), was expected to indirectly receive the benefits of the Colorado operations discussed above. Mr. Bonsett agreed to defer his salary effective July 1, 2017; at August 31, 2019, the Company had accrued compensation due to Mr. Bonsett in the amount of $37,500. On October 1, 2017, the Company and Mr. Bonsett, the Company’s Chief Operating Officer, mutually agreed to end his employment with the Company.  Mr. Bonsett may provide consulting services to the Company in the future on an as needed basis.

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

On March 1, 2019, the Company and Mr. Glashow entered into a two-year employment agreement and Mr. Glashow commenced serving as the Company’s President and Chief Operating Officer. Under the agreement, Mr. Glashow is entitled to receive an annual salary of $175,000. Further, he is entitled to receive a performance bonus equal to 1% of the Company’s annual EBITDA, and annual restricted stock awards in an amount equal to 1% of the Company’s annual EBITDA. Additionally, Mr. Glashow is entitled to a one-time signing bonus of 500,000 shares of the Company’s restricted common stock, half of which shall vest on March 1, 2020, and half of which shall vest on March 1, 2021. Effective March 1, 2019, and in connection with the employment agreement, Mr. Glashow and the Company entered into a Confidentiality, Non-Compete and Proprietary Rights Agreement. Pursuant thereto, Mr. Glashow agreed (i) not to compete with us during the term of his employment and for a period of one year thereafter, (ii) not to release or disclose our confidential information, and (iii) to assign the rights to all work product to us, among other terms. In October 2019, Mr. Glashow’s employment agreement was amended; see note 22.

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

Note 22 – Subsequent Events

Employment Agreements

On October 14, 2019 but effective October 1, 2019, CLS Labs, Inc., the Company, and Jeffrey Binder entered into an amendment to Mr. Binder’s employment agreement to provide that the Company would assume all obligations of CLS Labs under the employment agreement.  The amendment also extends the term of Mr. Binder’s employment agreement by three years instead of relying on the automatic one-year renewal provision in the employment agreement, and increases Mr. Binder’s annual base salary to $200,000.  Additionally, the amendment provides for certain change of control provisions, including a payment of up to three years base salary and bonuses up to a maximum of $1,000,000, if Mr. Binder resigns or is terminated in connection with a change in control of the Company.  In connection with the amendment, the parties also amended and restated that certain Confidentiality, Non-Compete and Property Rights Agreement entered into by and between RJF Labs, Inc. (now CLS Labs), and Mr. Binder effective as of July 16, 2014.

On October 14, 2019 but effective October 1, 2019, the Company and Andrew Glashow entered into an amendment to his employment agreement to extend the term of Mr. Glashow's employment agreement by one year instead of relying on the automatic one-year renewal provision in the employment agreement, and to increase Mr. Glashow’s annual base salary to $200,000. The amendment also provides that in addition to his base salary, Mr. Glashow is entitled to receive, on an annual basis, a performance-based bonus equal to two percent (2%) of the Company’s annual EBITDA up to a maximum annual cash compensation of $1 million including base salary, and annual stock options, exercisable at the fair market value of the Company’s common stock on the effective date of grant, in an amount equal to 2% of the Company’s EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, the amendment provides for certain change of control provisions, including a payment of up to three years base salary and bonuses up to a maximum of $1,000,000, if Mr. Glashow resigns or is terminated in connection with a change in control of the Company.

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

We incurred a net loss of $27,619,057 for the year ended May 31, 2019, and $1,382,402 for the three months ended August 31, 2019, resulting in an accumulated deficit of $46,188,151 as of May 31, 2019, which deficit increased to $47,564,651 as of August 31, 2019.  These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the Three Months Ended August 31, 2019 and 2018

Revenue

We had revenue of $2,859,015 during the three months ended August 31, 2019, an increase of $1,679,662, or 142%, compared to revenue of $1,179,353 during the three months ended August 31, 2018. We acquired the Oasis LLCs, which are our only source of revenue, effective July 1, 2018, which means that the first quarter of fiscal 2020 included three months of operations of the Oasis LLCs but the comparable quarter of fiscal 2019 included only two months of operations of the Oasis LLCs. This is one of the reasons for the increase in revenues for the first quarter of fiscal 2020. Revenue also increased during the first quarter of 2020 because our average sales per day increased from $19,022 during the first quarter of fiscal 2019 to $31,076 during the comparable quarter of fiscal 2020. Our cannabis dispensary accounted for $2,085,900 of our revenue for the three months ended August 31, 2019, an increase of $1,309,193, or 169%, compared to $776,707 during the three months ended August 31, 2018; our cannabis production accounted for $773,115 of our revenue for the three months ended August 31, 2019, an increase of $370,469, or 92%, compared to $402,646 for the three months ended August 31, 2018.

Cost of goods sold

Our cost of goods sold for the three months ended August 31, 2019 was $1,411,572, an increase of $651,628, or 86%, compared to cost of goods sold of $759,944 for the three months ended August 31, 2018. The increase in cost of goods sold for the three months ended August 31, 2019 was due primarily to our increase in sales during the first quarter of fiscal 2020. Cost of goods sold was 49.4% of sales during the first quarter of fiscal 2020 compared to 64.4% during the first quarter of fiscal 2019. This improvement in gross margin during the first quarter of fiscal 2020 was primarily due to a decrease in the cost of purchasing product as a result of the implementation of new processes, the retention of additional skilled employees and an improvement in inventory purchasing. Cost of goods sold during the first quarter of fiscal 2020 primarily consisted of $1,228,521 of product cost, $107,955 of state and local taxes, and $23,248 of supplies and materials.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, decreased by $13,093,816, or approximately 85%, to $2,298,314 during the three months ended August 31, 2019, compared to $15,392,130 for the three months ended August 31, 2018. The decrease in SG&A expenses for the three months ended August 31, 2019 was primarily due to the absence of approximately $12,947,556 in one-time financing and acquisition costs attributable to the acquisition of the Oasis LLCs, which were incurred during the three months ended August 31, 2018. No such comparable expenses were incurred during the first quarter of fiscal 2020.

The major components of these one-time cash and non-cash financing and acquisition costs incurred during the first quarter of fiscal 2019 were as follows: the  fair value of additional warrants and special warrants issued due to our failure to meet certain registration statement filing deadlines in connection with the Westpark equity offering and the Canaccord special warrants offering in the amount of $8,084,522; the fair value of the special warrants and compensation broker warrants issued to Canaccord in connection with our sale of the special warrants in the amount of $2,908,673; broker and agent fees and commissions in the amount of $1,060,773; the fair value of 700,000 shares of common stock issued to Star Associates, which is affiliated with one of our directors, for services in connection with the Oasis transaction, of $490,000; and a foreign exchange loss on conversion of the Canaccord funds from Canadian to U.S. dollars in the amount of $403,588.

The decrease in SG&A expense during the first quarter of fiscal 2020 was partially offset by an increase in costs associated with operating the Oasis LLCs during the three months ended August 31, 2019 by an aggregate of $650,108, or approximately 86%, compared to $758,702 during the three months ended August 31, 2018. This increase in operating costs is primarily due to the timing of our acquisition of the Oasis LLCs, which occurred on June 27, 2018. As a result, we incurred these costs for three months during fiscal 2020 compared to approximately two months during fiscal 2019. The major components of the operating costs associated with the Oasis LLCs during the three months ended August 31, 2019 were as follows:  payroll and related costs of $735,008; lease, facilities and office costs of $201,271; sales, marketing, and advertising of $117,144; reserve for credit card receivable of $101,512; professional fees of $81,119; insurance of $71,581; and depreciation and amortization of $55,470.

Finally, SG&A decreased by an aggregate of $796,368 during the first quarter of fiscal 2020 as a result of the ongoing implementation of other aspects of our business plan and changes in our general corporate overhead, to an aggregate of $889,504 during the first quarter of fiscal 2020 from $1,685,872 during the first quarter of fiscal 2019. The major components of these changes compared to fiscal 2019 are as follows: legal fees decreased by $778,660; investor relations costs decreased by $103,647; non-cash compensation decreased by $49,416; and facilities, office, and general costs increased by $72,853. These reductions were partially offset by an increase in payroll and related costs by $37,336 and an increase in depreciation and amortization by $31,406. The decrease in legal fees was primarily due to the reduction in acquisition and financing activity that occurred during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.

Interest expense

Interest expense for the three months ended August 31, 2019 was $800,629, a decrease of $883,590, or 52%, compared to $1,684,219 for the three months ended August 31, 2018.  This decrease was primarily due to a decrease in the amortization of the discount on convertible notes, which decreased by $1,150,211 to $448,291, compared to $1,598,502 in the comparable period of the prior year. During the prior year, amortization of the discount in the amount of $699,628 was recorded in connection with the material modification of the YA II PN note, and amortization of the discount in the amount of $509,573 was recorded in connection with the conversion of the Darling Capital note to common stock. There were no comparable transactions during the three months ended August 31, 2019. During the year ended August 31, 2019, interest expense also decreased due to an increase in interest income in the amount of $82,169 due to higher cash balances maintained during the period.

The decrease in net interest expense was partially offset during the three months ended August 31, 2019 by interest accrued on the Company’s outstanding notes payable and convertible debentures, which was $434,507 during the first quarter of fiscal 2020, an increase of $352,558, compared to $81,949 during the first quarter of fiscal 2019. The increase was due to increased debt in connection with the Company’s successful fundraising efforts during fiscal 2019.

Gain on settlement of liabilities

During the three months ended August 31, 2019, we made a prepayment on the Oasis Note in connection with the settlement of a dispute between the former owners of Alternative Solutions and a consultant, and the amount of $275,000 which the Company had accrued with respect to this dispute was extinguished.

Net loss

For the reasons above, we incurred a net loss for the three months ended August 31, 2019 of $1,376,500, which was a decrease of $15,280,440, or approximately 92%, compared to a net loss of $16,656,940 during the three months ended August 31, 2018.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at August 31, 2019 compared to May 31, 2019.

	August 31, 2019	May 31, 2019
Current Assets	$8,480,493	$12,677,566
Current Liabilities	$4,365,395	$6,924,543
Working Capital	$4,115,098	$5,753,023

At August 31, 2019, we had working capital of $4,115,098, a decrease of $1,637,295 from working capital of $5,753,023 at May 31, 2019. Our working capital at August 31, 2019, includes $5,907,899 of cash. The decrease in working capital was a result primarily of our payments for equipment and leasehold improvements in the amount of $974,199 in connection with the buildout of our cannabis processing facility in Nevada. We also used cash in the amount of $949,463 in our operating activities, including $136,190 of cash deposits that were used for the acquisition of equipment. We are presently expanding the Oasis and City Trees businesses in Nevada and are considering other potential acquisitions, including our previously announced potential acquisition of IGH in Massachusetts. Our working capital needs will likely continue to increase, and if we require additional funds to meet them, we will seek additional debt or equity financing. We have operated at a loss since inception.

Cash flows used in operating activities were $949,463 during the three months ended August 31, 2019, a decrease of $2,860,924, or 75%, compared to $3,810,387 during the three months ended August 31, 2018.  In deriving cash flows used in operating activities from the net loss for fiscal 2020, there were $331,431 of non-cash items that were added back to the net loss for fiscal 2020 compared to $13,666,813 during the three months ended August 31, 2018.  Significant items were as follows: gain on contingent liabilities of $275,000 during the three months ended August 31, 2019, compared to no such comparable gains during the three months ended August 31, 2018; amortization of debt discounts in the amount of $448,291 during the three months ended August 31, 2019 in connection with discounts on the U.S. and Canaccord convertible debentures, compared to $1,598,501 during the three months ended August 31, 2018 in connection with the discounts on the Darling Capital, Efrat Investments, YA II PN and Lasky notes; stock-based compensation of $63,222 during the three months ended August 31, 2019, compared to $120,138 during the three months ended August 31, 2018; and the fair value of shares issued to consultants of $7,500 during the three months ended August 31, 2019, compared to $490,000 during the three months ended August 31, 2018. The Company also incurred approximately $11,400,000 of non-cash financing charges during the first quarter of fiscal 2019 and had no comparable activity during the first quarter of fiscal 2020. These charges consisted of a financing penalty in the amount of $8,084,522 associated with our issuance of warrants and special warrants, $2,908,673 related to the value of warrants and units issued to placement agents, and non-cash offering costs of $403,588.

Finally, our cash used in operating activities was affected by changes in the components of working capital. The overall net change in the components of working capital resulted in an increase in cash from operating activities in the amount of $95,606 during the three months ended August 31, 2019, compared to a decrease in cash from operating activities in the amount of $820,260 during the first quarter of fiscal 2019.  The more significant changes in the components of working capital that increased the amount of cash from operating activities during the three months ended August 31, 2019 were as follows: accrued interest increased cash by $433,937, which was primarily related to the increased principal outstanding on the convertible debentures of $18,705,396 at August 31, 2019 compared to $0 at August 31, 2018. In addition, right of use asset, net of operating lease liability, increased cash from operating activities by $141,546 due to lease payments made and recorded in accordance with ASU 2016-02. The more significant changes in the components of working capital that decreased the amount of cash from operating activities during the three months ended August 31, 2019 were as follows: accounts payable and accrued expenses decreased cash by $267,861, primarily due to the elimination of deferred rent in the amount of $151,399 in connection with the implementation of ASU 2016-02; and interest receivable decreased cash by $82,169 due to interest accruals on the CannAssist and IGH notes receivable, which were not yet outstanding during the quarter ended August 31, 2018.

Cash flows used in investing activities were $1,098,199 for the three months ended August 31, 2019, a decrease of $4,884,511, or 82%, compared to $5,982,710 during the three months ended August 31, 2018.  During the three months ended August 31, 2019, we made cash payments in the amount of $923,199 to purchase equipment and build out our leased facilities in Nevada pursuant to our expansion plan. We also made a loan in the amount of $175,000 to CannAssist. During the three months ended August 31, 2018, we made a net cash payment in the amount of $5,982,710 in connection with the acquisition of Alternative Solutions.

Cash flows used in financing activities were $2,570,230 for the three months ended August 31, 2019, an increase of $18,264,288, or 116%, compared to cash provided by financing activities of $15,694,058 during the three months ended August 31, 2018. During the three months ended August 31, 2019, we made a cash prepayment in the amount of $2,570,230 on the Oasis note payable. During the three months ended August 31, 2018, we received cash in the amount of $15,535,978 from the sale of equity to Navy Capital and in the Canaccord Special Warrant Offering. Cash flows from financing activities also decreased during the three months ended August 31, 2018 by $386,381 due to principal payments on the Blatt, AJG Group, and Binder notes, and by $37,500 due to principal payments on the Binder convertible notes.

Third Party Debt

The table below summarizes the status of our third party debt and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our Common Stock:

Name of Note	Original Principal Amount	Outstanding or Repaid	Payment Details

FirstFire Note	$363,000	Repaid	Repaid

Darling Capital Note	$550,000	Repaid	Converted into 1,808,000 shares

Efrat Investments Note	$55,000	Repaid	Converted into 183,040 shares

Todd Blatt	$210,000	Repaid	Repaid

AJG Group	$100,000	Repaid	Repaid

YA II PN Note	$750,000	Repaid	Repaid
	$250,000	Repaid	$250,000 plus interest converted into 700,616 shares of Common Stock.
	$250,000	Repaid	$250,000 plus interest converted into 640,068 shares of Common Stock.

Oasis Note	$4,000,000	Outstanding	Due December 2019; $2,500,000 prepaid and $138,784 credited for legal and other costs.

2018 U.S. Convertible Debentures	$5,857,000	Outstanding	Due October 26-31, 2021

2018 Convertible Debentures	$12,012,000	Outstanding	Due December 2021. Principal and interest in the aggregate amount of $25,803 converted into 32,321 shares of Common Stock.

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

2018 U.S. Convertible Debenture Offering

Between October 25, 2018 and November 2, 2018, we entered into six subscription agreements, pursuant to which we agreed to sell, for an aggregate purchase price of $5,857,000, $5,857,000 in original principal amount of convertible debentures in minimum denominations of $1,000 each. The debentures bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen (18) months following their issuance, being payable by increasing the then-outstanding principal amount of the debentures. The debentures mature on a date that is three years following their issuance. The debentures are convertible into units at a conversion price of $0.80 per unit. Each unit consists of (i) one share of our Common Stock, par value $.001 and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of Common Stock at a price of $1.10. The debentures have other features, such as mandatory conversion in the event our Common Stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. Navy Capital and its affiliates purchased $5,000,000 in principal amount of debentures, with the remaining $857,000 in principal amount being purchased by several unaffiliated purchasers. The debentures include a provision for the capitalization of accrued interest on a quarterly basis; at August 31, 2019, accrued interest in the aggregate amount of $321,730 has been capitalized, and the aggregate principal amount of the debentures is $6,178,730.

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

We closed the 2018 Convertible Debenture Offering on December 12, 2018, issuing $12,012,000 million in 8% senior unsecured convertible debentures at the initial closing. At the closing, we paid the agents: (A)(i) a cash fee of $354,000 for advisory services provided to us in connection with the offering; (ii) a cash commission of $720,720, equivalent to 6.0% of the aggregate gross proceeds received at the closing of the offering; (B)(i) an aggregate of 184,375 units for advisory services; and (ii) a corporate finance fee equal to 375,375 units, which is the number of units equal to 2.5% of the aggregate gross proceeds received at the closing of the offering divided by the conversion price; and (C)(i) an aggregate of 442,500 advisory warrants; and (ii) 900,900 broker warrants, which was equal to 6.0% of the gross proceeds received at the closing of the offering divided by the conversion price. The debentures include a provision for the capitalization of accrued interest on a quarterly basis; at August 31, 2019, accrued interest in the amount of $540,522 had been capitalized. During the three months ended August 31, 2019, principal in the amount of $25,856 was converted into 32,319 shares of common stock, and the principal amount of the debenture is $12,526,666.

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

The Company valued warrants using the Black-Scholes valuation model utilizing the following variables:

	August 31,	August 31,
	2019	2018
Volatility	134.8 to 144.7%	231.1-232.2%
Dividends	$0	$0
Risk-free interest rates	1.86% to 1.87%	2.65% to 2.67%
Term (years)	3	3

Liquidity and Capital Needs

During fiscal 2020, we will likely require additional capital to cover our projected corporate level cash flow deficits, the implementation of our business plan, including the expansion of our Nevada operation, and the development of other revenue sources, including the closing of the IGH Option Agreement.

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

Consulting Agreements

We periodically use the services of outside investor relations consultants. During the year ended May 31, 2016, pursuant to a consulting agreement, we agreed to issue 10,000 shares of Common Stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our Common Stock have been earned and it is uncertain whether any shares will be issued. As of August 31, 2018, we have included 20,000 shares of Common Stock, valued at $23,200 in stock payable on the accompanying balance sheets. The shares were valued based on the closing market price on the grant date.

On December 29, 2015, pursuant to a consulting agreement, we agreed to issue 25,000 shares of Common Stock per month, valued at $21,250, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our Common Stock have been earned and it is uncertain whether any shares will be issued. As of August 31, 2018, we had 50,000 shares of Common Stock, valued at $42,500 included in stock payable on the accompanying balance sheet. The shares were valued based on the closing market price on the grant date.

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

On August 16, 2019, we amended a consulting agreement whereby we agreed to issue up to 200,000 shares of common stock with a fair value of $45,000 plus pay certain amounts in exchange for the consultant’s development for us of a corporate finance and investor relations campaign, which services will be provided over a six month period. The amount of $7,500 was charged to operations during the three months ended August 31, 2019 in connection with this agreement.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, and had an accumulated deficit of $47,730,959 and working capital of $4,201,918 at August 31, 2019. The report of our independent auditors for the year ended May 31, 2019, contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. We have performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard. We adopted the ASU and related amendments on June 1, 2019 and expect to elect certain practical expedients permitted under the transition guidance. We elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Under the new guidance, the majority of our leases will continue to be classified as operating. During the first quarter of fiscal 2020, we completed our implementation of our processes and policies to support the new lease accounting and reporting requirements. This resulted in an initial increase in both our total assets and total liabilities in the amount of $1,781,446. The adoption of this ASU is not expected to have a significant impact on our consolidated statements of operations or cash flows on an ongoing basis.

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

These amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

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

Evaluation of Disclosure Controls and Procedures

Jeffrey Binder, our Chief Executive Officer and Gregg Carlson, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on their evaluation, Mr. Binder and Mr. Carlson concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

This item is not applicable as we are currently considered a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 22, 2019, we issued 500,000 shares of common stock to Ben Sillitoe, Chief Executive Officer of CLS Nevada, in connection with his employment agreement. The issuance of these shares was exempt from registration under the U.S. Securities Act because the shares were issued in a private offering.

On July 22, 2019, we issued 50,000 shares of common stock to Don Decatur, Chief Operating Officer of CLS Nevada, in connection with his employment agreement. The issuance of these shares was exempt from registration under the U.S. Securities Act because the shares were issued in a private offering.

All other issuances and sales of unregistered securities during the reporting period were previously reported on Form 8-K.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On October 14, 2019 but effective October 1, 2019, CLS Labs, Inc., the Company, and Jeffrey Binder entered into an amendment to Mr. Binder’s employment agreement to provide that the Company would assume all obligations of CLS Labs under the employment agreement.  The amendment also extends the term of Mr. Binder’s employment agreement by three years instead of relying on the automatic one-year renewal provision in the employment agreement, and increases Mr. Binder’s annual base salary to $200,000.  Additionally, the amendment provides for certain change of control provisions, including a payment of up to three years base salary and bonuses up to a maximum of $1,000,000, if Mr. Binder resigns or is terminated in connection with a change in control of the Company.  In connection with the amendment, the parties also amended and restated that certain Confidentiality, Non-Compete and Property Rights Agreement entered into by and between RJF Labs, Inc. (now CLS Labs), and Mr. Binder effective as of July 16, 2014.

On October 14, 2019 but effective October 1, 2019, the Company and Andrew Glashow entered into an amendment to his employment agreement to extend the term of Mr. Glashow's employment agreement by one year instead of relying on the automatic one-year renewal provision in the employment agreement, and to increase Mr. Glashow’s annual base salary to $200,000. The amendment also provides that in addition to his base salary, Mr. Glashow is entitled to receive, on an annual basis, a performance-based bonus equal to two percent (2%) of the Company’s annual EBITDA up to a maximum annual cash compensation of $1 million including base salary, and annual stock options, exercisable at the fair market value of the Company’s common stock on the effective date of grant, in an amount equal to 2% of the Company’s EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, the amendment provides for certain change of control provisions, including a payment of up to three years base salary and bonuses up to a maximum of $1,000,000, if Mr. Glashow resigns or is terminated in connection with a change in control of the Company.

Item 6. Exhibits.

10.1	Amendment to Employment Agreement, dated October 14, 2019 but effective October 1, 2019, by and among CLS Holdings, Inc., CLS Labs, Inc. and Jeffrey I. Binder (1)

10.2	Amendment to Employment Agreement, dated October 14, 2019 but effective October 1, 2019, by and among CLS Holdings USA, Inc., and Andrew Glashow (1)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management Contract or Compensation Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS HOLDINGS USA, INC.

Date: October 15, 2019	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 15, 2019	By:	/s/ Gregg Carlson
Gregg Carlson
Chief Financial Officer
(Principal Financial and Accounting Officer)