Form 10-Q
period 2019-11-30
CLS Holdings USA, Inc.
filed 2020-01-14
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act:

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 126,421,414 shares of $0.0001 par value common stock outstanding as of January 3, 2020.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended November 30, 2019

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

These forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any expected future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2019	2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$4,937,013	$10,525,791
Accounts Receivable	273,788	163,571
Inventory	600,956	746,833
Prepaid expenses and other current assets	298,326	390,413
Notes receivable - current portion	1,950,342	850,958
Interest receivable – current portion	341,704	-
Total current assets	8,402,129	12,677,566

Investment	-	2,709
Note receivable	3,374,658	4,299,042
Interest receivable	-	178,258
Property, plant and equipment, net of accumulated depreciation of $660,092 and $546,408	3,500,193	1,910,301
Right of use assets, operating leases	657,334	-
Intangible assets, net of accumulated amortization of $174,793 and $116,476	1,466,770	1,525,087
Goodwill	25,742,899	25,742,899
Other assets	167,455	167,455

Total assets	$43,311,438	$46,503,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,014,098	$1,517,127
Accrued interest	559,485	474,800
Notes payable, net of discount of $3,541 and $67,384	1,360,384	3,932,616
Lease liability - operating leases, current	444,492	-
Contingent liability	1,000,000	1,000,000

Total current liabilities	4,378,459	6,924,543

Noncurrent liabilities
Lease liability - operating leases, non-current	344,658	-
Convertible notes payable - Long Term, net of discount of $3,028,869 and $3,819,010	16,059,482	14,541,220

Total Liabilities	20,782,599	21,465,763

Commitments and contingencies	-	-

Stockholder's equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized at November 30, 2019 and May 31, 2019; 126,421,414 and 125,839,095 shares issued and outstanding at November 30, 2019 and May 31, 2019, respectively	12,643	12,585
Additional paid-in capital	71,174,324	70,758,025
Common stock subscribed	188,497	455,095
Accumulated deficit	(48,846,625)	(46,188,151)
Total stockholder's equity	22,528,839	25,037,554

Total liabilities and stockholders' equity	$43,311,438	$46,503,317

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018

Revenue	$3,056,431	$1,976,910	$5,915,446	$3,156,263
Cost of goods sold	1,587,632	1,046,667	2,999,204	1,806,611
Gross margin	1,468,799	930,243	2,916,242	1,349,652

Selling, general and administrative expenses	2,021,653	2,977,036	4,319,967	18,369,166
Total operating expenses	2,021,653	2,977,036	4,319,967	18,369,166

Operating loss	(552,854)	(2,046,793)	(1,403,725)	(17,019,514)

Other (income) expense:
Interest expense, net	729,120	652,450	1,529,749	2,336,669
Gain on settlement of liabilities	-	-	(275,000)	-
Total other expense	729,120	652,450	1,254,749	2,336,669

Income (Loss) before income taxes	(1,281,974)	(2,699,243)	(2,658,474)	(19,356,183)

Income tax expense	-	-	-	-

Net income (loss)	$(1,281,974)	$(2,699,243)	$(2,658,474)	$(19,356,183)

Net income (loss) per share - basic	$(0.01)	$(0.03)	$(0.02)	$(0.24)

Net income (loss) per share - diluted	$(0.01)	$(0.03)	$(0.02)	$(0.24)

Weighted average shares outstanding - basic	126,421,414	90,338,339	126,260,495	80,765,385

Weighted average shares outstanding - diluted	126,421,414	90,338,339	126,260,495	80,765,385

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid In	Stock	Accumulated
	Amount	Value	Capital	Payable	Deficit	Total

Balance - May 31, 2018	50,128,972	$5,013	$17,628,717	$307,584	$(18,569,094)	$(627,780)
Common stock issued for conversion of debt	3,057,443	306	1,039,357	-	-	1,039,663
Common stock issuance with Oasis acquisition	22,058,823	2,206	15,438,970	-	-	15,441,176
Common stock issued to consultant	731,250	73	515,240	(25,313)	-	490,000
Common stock issued to officer	600,000	60	263,940	(213,321)	-	50,679
Common stock to be issued to officer	-	-	-	180,209		180,209
Common stock and warrants issued for cash	14,375,000	1,438	5,748,562	-	-	5,750,000
Special Warrants issued for cash	-	-	9,785,978	-	-	9,785,978
Cashless exercise of warrant	148,963	15	(15)	-	-	-
Warrant issued due to penalty	-	-	941,972	-	-	941,972
Warrants issued as compensation for offering	-	-	1,495,373	-	-	1,495,373
Warrants issued to placement agent	-	-	1,413,300	-	-	1,413,300
Common stock shares issued for settlement	50,000	5	47,495	-	-	47,500
Common stock to be issued for exercise of special warrants	-	-	(3,347)	3,347		-
Special warrant issued due to penalty	-	-	7,142,550	-	-	7,142,550
Foreign currency transaction loss on equity offering	-	-	403,588	-	-	403,588
Discount on notes from beneficial conversion feature	-	-	6,047,322	-	-	6,047,322
Reclass derivative upon adoption of ASU 2017-11	-	-	1,265,751	-	-	1,265,751
Imputed interest	-	-	539	-	-	539
Derivative valuation of reset event	-	-	35,883	-	-	35,883
Net loss - 6 months ended November 30, 2018	-	-	-	-	(19,356,183)	(19,356,183)
Balance - November 30, 2018 (unaudited)	91,150,451	$9,116	$69,211,175	$252,506	$(37,925,277)	$31,547,520

Balance - May 31, 2019	125,839,095	$12,585	$70,758,025	$455,095	$(46,188,151)	$25,037,554
Common stock issued to officers	550,000	55	390,445	(390,500)	-	-
Conversion of notes payable	32,319	3	25,854	-	-	25,857
Vesting of Common stock to be issued to officers	-	-	-	93,902	-	93,902
Common stock to be issued to consultants	-	-	-	30,000	-	30,000
Net loss - 6 months ended November 30, 2019	-	-	-	-	(2,658,474)	(2,658,474)
Balance - November 30, 2019 (unaudited)	126,421,414	$12,643	$71,174,324	$188,497	$(48,846,625)	$22,528,839

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	November 30, 2019	November 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,658,474)	$(19,356,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on contingent liabilities	(275,000)	-
Imputed interest	-	539
Stock-based compensation	93,902	230,888
Fair value of shares issued to consultants	30,000	490,000
Warrants issued to placement agent	-	2,908,673
Amortization of debt discounts	853,983	2,144,328
Warrants and Special Warrants issued due to penalty	-	8,084,522
Non-cash offering costs of equity financing	-	403,588
Depreciation and amortization expense	171,497	128,531
Expense from derivative triggering event	-	12,659
Fair value of shares issued in settlement	-	47,500
Changes in assets and liabilities:
Accounts receivable	(110,217)	(42,982)
Prepaid expenses and other current assets	(41,394)	(72,295)
Inventory	145,877	(465,031)
Interest receivable	(163,446)	(24,658)
Right of use asset	1,124,112	-
Accounts payable and accrued expenses	(225,318)	(376,353)
Accrued compensation	-	(16,667)
Accrued interest, related party	-	5,211
Deferred rent	-	1,667
Accrued interest	838,662	188,736
Due to related parties	-	(50,000)
Operating lease liability	(992,296)	-
Net cash used in operating activities	(1,208,112)	(5,757,327)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(1,566,882)	(35,095)
Loan made to borrower under note receivable	(175,000)	(5,000,000)
Payment for investment in Alternative Solutions, net of cash received of $14,612	-	(5,982,710)
Net cash used in investing activities	(1,741,882)	(11,017,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party convertible notes payable	-	158,615
Proceeds from convertible notes payable	-	6,357,000
Principal payments on notes payable	-	(310,000)
Principal payments on related party notes payable	-	(109,877)
Principal payments on convertible notes payable	-	(37,500)
Principal payments on notes payable	(2,638,784)	-
Proceeds from sale of equity	-	15,535,978
Net cash (used in) provided by financing activities	(2,638,784)	21,594,216

Net increase in cash and cash equivalents	(5,588,778)	4,819,084

Cash and cash equivalents at beginning of period	10,525,791	52,964

Cash and cash equivalents at end of period	$4,937,013	$4,872,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$242	$8,964
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party notes payable reclassified as related party convertible notes payable	$-	$75,000
Beneficial conversion feature on convertible notes	$-	$6,047,322
Note payable exchanged for common stock	$-	$1,039,663
Charge to paid-in capital for par value of shares issued in cashless exercise of warrants	$-	$3,362
Reclassify derivative liability to paid-in capital upon adoption of ASU 2017-11	$-	$1,265,751
Adoption of lease standard ASU 2016-02	$1,781,446	$-
Capitalized interest on convertible debentures	$753,977	$-
Reclassification of deposit to fixed assets	$136,190	$-
Shares issued for conversion of notes payable	$25,857	$-
Shares issued for services from stock payable	$-	$25,313

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

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

On August 26, 2019, the Company and CannAssist entered into an agreement to amend the CannAssist Note. Pursuant to the amendment, there will be no additional advances under the CannAssist Note beyond the $150,000 advanced on February 4, 2019, and the $175,000 advanced on June 24, 2019. In addition, the CannAssist Note shall become due and payable in full on or before February 28, 2020. See note 15. At November 30, 2019, the Company was owed principal in the amount of $325,000 and accrued interest in the amount of $17,046 pursuant to the CannAssist Note.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $4,937,013 and $10,525,791 as of November 30, 2019 and May 31, 2019, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. During the three and six months ended November 30, 2019 and 2018, the Company reserved the amount of $0 for uncollectible accounts receivable.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment”. Based on Step 1 of ASC 350 and ASC 360, there were no impairments to the Company’s long-lived assets as of November 30, 2019. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $218,041 and $48,284 for the three months ended November 30, 2019 and 2018, respectively. Total recognized advertising and marketing expenses were $424,019 and $175,676 for the six months ended November 30, 2019 and 2018, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred no research and development costs for the three and six months ended November 30, 2019 and 2018, respectively.

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

There were no reset provisions triggered, and derivative liabilities were not revalued, during the six months ended November 30, 2019.

During the six months ended November 30, 2018, a reset event occurred in connection with one of the Company’s convertible notes (see note 15). The following assumptions were used for the valuation of the derivative liability related to the convertible notes that contain a derivative component during the six months ended November 30, 2018:

-     That the quoted market price of the common stock, which increased from $0.6865 as of June 1, 2018 to $0.710 as of June 20, 2018, would fluctuate with the Company’s projected volatility;

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

-     That the projected volatility curve from an annualized analysis for each valuation period would be based on the historical volatility of the Company and the remaining term for each convertible note. The projected volatility was in the range 97.4% to 242.8%.

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

The Company also recognizes revenue from Serenity Wellness Products LLC and Serenity Wellness Growers LLC, d/b/a City Trees (“City Trees”). City Trees recognizes revenue from the sale of the following cannabis products and services to licensed dispensaries within the State of Nevada:

●	Premium organic medical cannabis sold wholesale to licensed retailers

●	Recreational marijuana cannabis products sold wholesale to licensed distributors and retailers

●	Extraction products such as oils and waxes derived from in-house cannabis production

●	Processing and extraction services for licensed medical cannabis cultivators in Nevada

●	High quality cannabis strains in the form of vegetative cuttings for sale to licensed medical cannabis cultivators in Nevada

Effective June 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract; and (5) recognizing revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of the service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and six months ended November 30, 2019 or 2018.

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and six months ended November 30, 2019 and 2018:

	For the Six	For the Six	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
Cannabis Dispensary	4,398,262	2,459,973	2,312,362	1,683,266
Cannabis Production	1,517,184	696,290	744,069	293,644
	5,915,446	3,156,263	3,056,431	1,976,910

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.  At November 30, 2019 and 2018, the Company excluded from the calculation of fully diluted shares outstanding the following shares because the result would have been anti-dilutive: At November 30, 2019, a total of 86,932,861 shares (54,835,145 issuable upon the exercise of warrants; 7,676,974 issuable upon the exercise of unit warrants; 24,184,074 issuable upon the conversion of convertible notes payable and accrued interest; and 236,668 in stock payable; at November 30, 2018, a total of 71,785,424 shares (57,062,190 issuable upon the exercise of warrants; 4,635,684 issuable upon the exercise of unit warrants; 4,635,684 issuable upon the conversion of convertible notes payable and accrued interest; and 164,459 in stock payable).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three and six months ended November 30, 2019 and 2018.

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

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS has issued a clarification allowing the deduction of certain expenses, the bulk of operating costs and general administrative costs are generally not permitted to be deducted. The Company is in the process of evaluating the impact and application of Section 280E on its business. The Company believes that its net operating loss carryforwards will be sufficient to offset any potential income tax liability associated with Section 280E as of November 30, 2019.

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

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU became effective for the Company on January 1, 2018, and is applied to an award modified on or after the adoption date. Adoption of ASU 2017-09 did not have a material effect on the Company’s financial statements.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $48,846,625 as of November 30, 2019. The Company’s auditors stated in their opinion on the Company’s financial statements for the year ended May 31, 2019 that there was substantial doubt about the Company’s ability to continue as a going concern, and that further losses were anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company began generating revenue from operations with the acquisition of Alternative Solutions on June 27, 2018 (note 3). Alternative Solutions is now profitable and management intends to finance corporate level and expansion costs over the next twelve months with revenues from its operations, and if necessary, loans and/or the proceeds from the sale of securities. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

A claim was been made that Oasis owed certain amounts to a consultant at the acquisition date; Oasis disputed this claim.   This claim was accrued on the Company’s balance sheet as of May 31, 2019, and was resolved during the six months ended November 30, 2019 (see note 16).

The sellers are also entitled to a $1,000,000 payment from the Company on May 30, 2020 if the Oasis LLCs have maintained an average revenue of $20,000 per day during the 2019 calendar year. The fair value of this contingent consideration was $678,111 at the acquisition date as determined by the Company’s outside valuation consultants. At May 31, 2019, the Company increased the value of this contingent consideration to $1,000,000, and charged the amount of $321,889 to operations during the year ended May 31, 2019. This amount is recorded as a contingent liability on the Company’s balance sheet at November 30, 2019 and May 31, 2019.

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

Three months ended November 30,
2018
(unaudited)
Revenues	$1,976,910
Net loss	$(10,771,264)
Basic net income per share	$(0.12)
Diluted net income per share	$(0.12)
Weighted average shares - basic	90,338,339
Weighted average shares - diluted	90,338,339

Six Months ended November 30,
2018
(unaudited)
Revenues	$3,843,783
Net loss	$(19,353,778)
Basic net income per share	$(0.24)
Diluted net income per share	$(0.24)
Weighted average shares - basic	80,765,385
Weighted average shares - diluted	80,765,385

These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

Note 4 – Joint Venture and Options Transaction

In Good Health

On October 31, 2018, the Company, CLS Massachusetts, and IGH, which converted to a for-profit corporation on November 6, 2018 (the “Conversion”), entered into the IGH Option Agreement. Under the terms of the IGH Option Agreement, CLS Massachusetts has an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that is one year after the effective date of the Conversion and December 1, 2019, and ending on the date that is 60 days after such date (the “Option Period”). If CLS Massachusetts exercises the IGH Option, the Company, a wholly-owned subsidiary of the Company and IGH will enter into the IGH Merger Agreement (the form of which has been agreed to by the parties). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts will pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note.

IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement have entered into agreements pursuant to which such stockholders have, among other things, agreed to vote in favor of such transactions.

On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH (the “IGH Loan”), in the principal amount of $5,000,000 (the “IGH Loan Amount”), subject to the terms and conditions set forth in that certain Loan Agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender (the “IGH Loan Agreement”) (see note 8). The IGH Loan is evidenced by a secured promissory note of IGH (the “IGH Note”), which bears interest at the rate of 6% per annum and matures on October 31, 2021. The Company recorded interest income in the amount of $75,616 and $150,411 on the IGH Loan during the three and six months ended November 30, 2019, respectively.

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

CannAssist

On January 29, 2019, the Company made a line of credit loan to CannAssist in the principal amount of up to $500,000, subject to the terms and conditions set forth in the CannAssist Loan Agreement. Any draws on the line of credit in excess of $150,000 will only be made in the sole discretion of the Company. The loan is evidenced by the CannAssist Note, which bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. On June 24, 2019, the Company advanced the sum of $175,000 to CannAssist, increasing the balance due to the Company under the CannAssist Note to $325,000 at November 30, 2019. The Company recorded interest income in the amount of $6,553 and $13,035 on the loan during the three and six months ended November 30, 2019, respectively.

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

On August 26, 2019, the Company and CannAssist amended the CannAssist Note. Pursuant to the amendment, there will be no additional advances under the CannAssist Note beyond the $150,000 advanced on February 4, 2019, and the $175,000 advanced on June 24, 2019. In addition, the CannAssist Note shall become due and payable in full on or before February 28, 2020. Finally, the Company and CannAssist terminated the CannAssist Purchase Agreement.

Note 5 – Accounts Receivable

Accounts receivable was $273,788 and $163,571 at November 30, 2019 and May 31, 2019, respectively. No allowance for doubtful accounts was necessary during the three and six months ended November 30, 2019 and 2018.

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	November 30, 2019	May 31, 2019
Deposits	$75,303	211,493
Prepaid expenses	223,023	178,920
Total	$298,326	$390,413

During the six months ended November 30, 2019, the Company charged the amount of $101,512 as a reserve against a receivable from a payment card company in connection with the processing of its payment card sales. Also during the six months ended November 30, 2019, the Company applied deposits in the amount of $136,190 to the acquisition of fixed assets. See note 9.

Note 7 – Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	November 30,	May 31,
	2019	2019
Raw materials	$188,658	$323,635
Finished goods	412,298	423,198
Total	$600,956	$746,833

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

During the year ended May 31, 2018, the Company received a payment of $50,000 on the PRH Note.  As a result, the Company has reduced the impairment of the PRH Note by $50,000 to reflect this payment.  The receivable is recorded on the balance sheet as of November 30, 2019 in the amount of $0, net of allowance in the amount of $450,000.

IGH Note Receivable

On October 31, 2018, in connection with an option to purchase transaction (see note 4), the Company loaned $5,000,000 pursuant to the IGH Note to IGH; on November 6, 2018, IGH converted to a for-profit corporation. The IGH Note bears interest at the rate of 6% per annum. On March 1, 2020 (the “Initial Payment Date”), all accrued interest shall be added to the outstanding principal due hereunder and such amount shall be payable in eight equal quarterly installments, commencing on the Initial Payment Date, together with interest accruing after the Initial Payment Date. The IGH Note shall mature and all outstanding principal, accrued interest and any other amounts due hereunder, shall become due and payable in full on the third anniversary of the IGH Note. The IGH Note was issued in connection with a loan agreement and security agreement between the Company and IGH, and the IGH Option Agreement between the Company and IGH, among others, in both cases dated as of October 31, 2018 and the other IGH Loan Documents, and is secured by the collateral described in the IGH Loan Documents and by such other collateral as may in the future be granted to the Company to secure the IGH Note. During the three and six months ended November 30, 2019, the Company recorded interest income in the amount of $75,795 and $150,411 in connection with the IGH Note, respectively. At November 30, 2019, principal in the amount of $1,625,342 and interest receivable in the amount of $324,658 due under the IGH Note were classified as current assets and principal in the amount of $3,374,658 was classified as non-current assets on the Company’s balance sheet.

CannAssist Note Receivable

On January 29, 2019, the Company made a line of credit loan to CannAssist pursuant to the CannAssist Note, in the principal amount of up to $500,000.  The loan bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. Payments on the loan were to commence on July 1, 2019 and the CannAssist Note was to mature on December 1, 2019. On August 26, 2019, the Company and CannAssist amended the CannAssist Note. Pursuant to the amendment, among other things, the CannAssist Note shall become due and payable in full on or before February 28, 2020. During the three and six months ended November 30, 2019, the Company recorded interest income in the amount of $6,482 and $13,035 on the CannAssist Note, respectively. At November 30, 2019, the principal amount of $325,000 and interest receivable in the amount of $17,046 due under the CannAssist Note were classified as current assets on the Company’s balance sheet.

Note 9 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at November 30, 2019 and May 31, 2019.

	November 30, 2019	May 31, 2019
Office equipment	53,152	53,152
Furniture and fixtures	141,984	140,701
Machinery & Equipment	1,177,345	969,196
Leasehold improvements	$2,787,804	$1,293,660
Less: accumulated depreciation	(660,092)	(546,408)
Property, plant, and equipment, net	$3,500,193	$1,910,301

During the six months ended November 30, 2019 and 2018, the Company made payments in the amount of $1,566,882 and $35,095, respectively, for property, plant, and equipment. In addition, during the six months ended November 30, 2018, the Company acquired plant, property, and equipment in the amount of $933,142 with the acquisition of Alternative Solutions. See note 3. Also during the six months ended November 30, 2019, the Company applied $136,190 of deposits to the acquisition of fixed assets. See note 6.

Depreciation of property, plant, and equipment was $57,644 and $48,658 for the three months ended November 30, 2019 and 2018 respectively. Depreciation of property, plant, and equipment was $113,180 and $76,167 for the six months ended November 30, 2019 and 2018, respectively.

Note 10 – Right to Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 4 years, some of which include options to extend.

The Company’s lease expense for the three and six months ended November 30, 2019 was entirely comprised of operating leases and amounted to $106,370 and $212,741, respectively. The Company’s right of use (“ROU”) asset amortization for the three and six months ended November 30, 2019 was $89,265 and $176,578, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right to use assets – operating leases are summarized below:

November 30, 2019
Amount at inception of leases	$1,781,446
Amount amortized	(1,124,112)
Balance – November 30, 2019	$657,334

Operating lease liabilities are summarized below:

Amount at inception of leases	$1,781,446
Amount amortized	(992,296)
Balance – November 30, 2019	$789,150

November 30, 2019
Warehouses and offices	$789,150
Lease liability	$789,150
Less: current portion	(444,492)
Lease liability, non-current	$344,658

Maturity analysis under these lease agreements is as follows:

Twelve months ended November 30, 2020	$491,206
Twelve months ended November 30, 2021	196,085
Twelve months ended November 30, 2022	112,073
Twelve months ended November 30, 2023	66,507
Twelve months ended November 30, 2024	-
Thereafter	-
Total	$865,871
Less: Present value discount	(76,720)
Lease liability	$789,150

Note 11 – Intangible Assets

Intangible assets consisted of the following at November 30, 2019 and May 31, 2019:

		Accumulated
November 30, 2019	Gross	Amortization	Net
Intellectual Property	$319,600	$(45,277)	$274,323
License & Customer Relations	990,000	(70,125)	919,875
Tradenames - Trademarks	301,000	(42,642)	258,358
Non-compete Agreements	27,000	(14,622)	12,378
Domain Names	3,963	(2,127)	1,836
Total	$1,641,563	$(174,793)	$1,466,770

		Accumulated
May 31, 2019	Gross	Amortization	Net
Intellectual Property	$319,600	$(29,297)	$290,303
License & Customer Relations	990,000	(45,375)	944,625
Tradenames - Trademarks	301,000	(27,592)	273,408
Non-compete Agreements	27,000	(12,378)	14,622
Domain names	3,963	(1,834)	2,129
Total	$1,641,563	$(116,476)	$1,525,087

Total amortization expense charged to operations for the three months ended November 30, 2019 and 2018 was $28,030 and $31,413, respectively.  Total amortization expense charged to operations for the six months ended November 30, 2019 and 2018 was $58,304 and $52,364, respectively.

Amount to be amortized during the twelve months ended November 30,
2020	$164,156
2021	164,156
2022	164,208
2023	164,208
2024	162,786
Thereafter	647,256
$1,466,770

Note 12 – Goodwill

The Company recorded goodwill in the amount of $25,742,899 in connection with the acquisition of Alternative Solutions on June 27, 2018 (see note 3). Goodwill is tested for impairment on an annual basis utilizing the two-step process set forth in ASC 350 and ASC 360. The first step of this process compares the book value of the Company with its fair value. If the fair value exceeds its carrying amount (including recorded goodwill), no goodwill impairment has occurred. Since the fair value of the Company based upon the market price of the Company’s common stock exceeded the carrying value (including goodwill) at November 30, 2019 and May 31, 2019, no indication of goodwill impairment existed.

Note 13 – Other Assets

Other assets consisted of the following at November 30, 2019 and May 31, 2019:

	November 30,	May 31,
	2019	2019
Security deposits	167,455	167,455
	$167,455	$167,455

Note 14 – Accounts Payable and Accrued Liabilities

Accrued accounts payable and accrued liabilities consisted of the following at November 30, 2019 and May 31, 2019:

	November 30, 2019	May 31, 2019
Trade accounts payable	$451,661	$510,210
Accrued payroll and payroll taxes	205,301	230,119
Accrued liabilities	357,136	625,399
Deferred rent liability	-	151,399
Total	$1,014,098	$1,517,127

Note 15 – Notes Payable and Convertible Notes Payable

Notes Payable

	November 30, 2019	May 31, 2019

The Company issued a secured note payable to Serenity Wellness Enterprises, LLC, as nominee (“Oasis Note”) dated June 27, 2018 in the principal amount of $4,000,000 and bearing interest at a rate of 6% per annum pursuant to the Membership Interest Purchase Agreement with Alternative Solutions.  The note is due on December 4, 2019, but may be prepaid at any time without penalty.   The Oasis Note is secured by all of the membership interests in Alternative Solutions and the Oasis LLCs and by the assets of the Oasis LLCs.

The Company recognized an original issue discount of $189,180 on the Oasis Note.  During the three and six months ended November 30, 2019, $10,622 and $61,843, respectively, of this discount was charged to operations.  On August 14, 2019, the Company made a prepayment in the amount of $2,500,000, which was applied to the amount due under the Oasis Note; in addition, principal due under the Oasis note was further reduced by $133,389 for legal fees and $5,395 for other costs incurred by the Company in connection with a settlement agreement (see note 16). During the three and six months ended November 30, 2019, the Company accrued interest in the amount of $20,686 and $74,990, respectively, on the Oasis Note.

	1,363,925	4,000,000

Total – Notes Payable	$1,363,925	$4,000,000
Less: Discount	(3,541)	(67,384)
Notes Payable, Net of Discounts	$1,360,384	$3,932,616
Current portion	$1,360,384	$3,932,616
Long term portion	$-	$-

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

On January 10, 2018, effective December 1, 2017, the Company entered into an Omnibus Amendment to Convertible Notes (the “Second Omnibus Loan Agreement”) with Jeffrey I. Binder, an officer and director of the Company, and Newcan Investment Partners LLC, an entity owned by Frank Koretsky, a director of the Company. The Second Omnibus Loan Agreement provides that the conversion price of all outstanding convertible promissory notes issued to either Mr. Binder or Newcan Investment Partners, LLC as of the date of the Agreement would be increased from $0.25 to $0.3125 per share of common stock.  The remaining terms of such notes remain unchanged. There were no balances outstanding under the Insider Loans at November 30, 2019 or May 31, 2019.

Convertible Notes Payable

November 30, 2019	May 31, 2019

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 matures on a date that is three years following issuance. The U.S. Convertible Debenture 1 is convertible into units (the “Convertible Debenture Units”) at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of Convertible Debenture 1 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 1 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the three and six months ended November 30, 2019, $271,241 and $542,483, respectively, of this discount was charged to operations. During the three and six months ended November 30, 2019, the Company accrued interest in the amount of $86,485 and $172,182, respectively, on the U.S. Convertible Debenture 1. Also during the three and six months ended November 30, 2019, the Company transferred the amounts of $86,254 and 169,879, respectively, from accrued interest to principal of the U.S. Convertible Debenture 1.

4,305,185	4,135,306

November 30, 2019	May 31, 2019

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 matures on a date that is three years following issuance. The U.S. Convertible Debenture 2 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 2, the conversion price of Convertible Debenture 2 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 2 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the three and six months ended November 30, 2019, $67,810 and $135,621, respectively, of this discount was charged to operations. During the three and six months ended November 30, 2019, the Company accrued interest in the amount of $21,621 and $43,045, respectively, on the U.S. Convertible Debenture 2. Also during the three and six months ended November 30, 2019, the Company transferred the amounts of $21,563 and $42,470, respectively, from accrued interest to principal of the U.S. Convertible Debenture 2.

1,076,296	1,033,827

Convertible debenture in the principal amount of $100,000 (the “U.S. Convertible Debenture 3”) dated October 24, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 3. The U.S. Convertible Debenture 3 matures on a date that is three years following issuance. The U.S. Convertible Debenture 3 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 3 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 3, the conversion price of Convertible Debenture 3 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 3 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 3 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 3 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $75,415 on the U.S. Convertible Debenture 3. During the three and six months ended November 30, 2019, $6,285 and $12,569, respectively, of this discount was charged to operations. During the three and six months ended November 30, 2019, the Company accrued interest in the amount of $2,146  and $4,311, respectively, on the U.S. Convertible Debenture 3. Also during the three and six months ended November 30, 2019, the Company transferred the amounts of $2,160 and $4,253, respectively, from accrued interest to principal of the U.S. Convertible Debenture 3.

107,794	103,541

November 30, 2019	May 31, 2019

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 matures on a date that is three years following issuance. The U.S. Convertible Debenture 4 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of Convertible Debenture 4 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 4 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the three and six months ended November 30, 2019, $34,721 and $69,442, respectively, of this discount was charged to operations. During the three and six months ended November 30, 2019, the Company accrued interest in the amount of $11,413 and $22,930, respectively, on the U.S. Convertible Debenture 4. Also during the three and six months ended November 30, 2019, the Company transferred the amounts of $11,487  and $22,624, respectively, from accrued interest to principal of the U.S. Convertible Debenture 4.

573,343	550,719

Convertible debenture in the principal amount of $150,000 (the “U.S. Convertible Debenture 5”) dated October 26, 2018,  which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 5. The U.S. Convertible Debenture 5 matures on a date that is three years following issuance. The U.S. Convertible Debenture 5 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 5 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 5 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $120,100 on the U.S. Convertible Debenture 5. During the three and six months ended November 30, 2019, $10,008 and $20,017, respectively, of this discount was charged to operations. During the three and six months ended November 30, 2019, the Company accrued interest in the amount of $3,247 and $6,464, respectively, on the U.S. Convertible Debenture 5. Also during the three and six months ended November 30, 2019, the Company transferred the amounts of $3,238 and $6,377, respectively, from accrued interest to principal of the U.S. Convertible Debenture 5.

161,621	155,244

November 30, 2019	May 31, 2019

Convertible debenture payable in the principal amount of $75,000 (the “U.S. Convertible Debenture 6”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 6. The U.S. Convertible Debenture 6 matures on a date that is three years following issuance. The U.S. Convertible Debenture 6 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 6 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 6 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $60,049 on the U.S. Convertible Debenture 6. During the three and six months ended November 30, 2019, $5,004 and $10,008, respectively, of this discount was charged to operations. During the three months ended November 30, 2019, the Company accrued interest in the amount of $1,623 and $3,232, respectively, on the U.S. Convertible Debenture 6. Also during the three and six months ended November 30, 2019, the Company transferred the amounts of $1,623 and $3,189, respectively, from accrued interest to principal of the U.S. Convertible Debenture 6.

80,811	77,622

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures mature on a date that is three years following issuance. The Canaccord Debentures  are convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 32,321 shares of the Company’s common stock, and warrants to purchase 16,160 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the three and six months ended November 30, 2019, the Company accrued interest in the amount of $257,324 and $512,077, respectively, on the Canaccord Debentures. Also during the three and six months ended November 30, 2019, the Company transferred the amounts of $256,635, and $505,185, respectively, from accrued interest to principal of the Canaccord Debentures.

12,783,301	12,303,971

	November 30, 2019	May 31, 2019
Total - Convertible Notes Payable	$19,088,351	$18,360,230
Less: Discount	(3,028,869)	(3,819,010)
Convertible Notes Payable, Net of Discounts	$16,059,482	$14,541,220

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$-	$-
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$16,059,482	$14,541,220

	November 30, 2019	November 30, 2018
Discounts on notes payable amortized to interest expense – 3 months ended November 30, 2019 and 2018, respectively	$359,070	$1,598,501

Discounts on notes payable amortized to interest expense – 6 months ended November 30, 2019 and 2018, respectively	$790,140	$2,144,333

Aggregate maturities of notes payable and convertible notes payable as of November 30, 2019 are as follows:

For the twelve months ended November 30,

2020	$1,363,925
2021	-
2022	19,088,352
2023	-
2024	-
Thereafter	-
Total	$20,452,277

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

Note 16 – Contingent Liability

The terms of the Company’s acquisition of Alternative Solutions, include a payment of $1,000,000 contingent upon the Oasis LLCs achieving certain revenue targets. (see note 3). The fair value of this contingent consideration at the time of the Acquisition Agreement was $678,111 as determined by the Company’s outside valuation consultants. Management has reviewed the value of the contingent consideration, and has concluded that, due to the increased revenue of Alternative Solutions, the fair value of this contingent liability was $1,000,000 at November 30, 2019 and May 31, 2019. The Company recorded a charge to operations in the amount of $321,889 during the year ended May 31, 2019.

Note 17 – Stockholders’ Equity

The Company’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.0001, at November 30, 2019 and May 31, 2019, and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 126,421,414 and 125,839,095 shares of common stock issued and outstanding as of November 30, 2019 and May 31, 2019, respectively.

Six months ended November 30, 2019

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

Common Stock Issued and To Be Issued to Officers and Service Providers:

On July 22, 2019, the Company issued 500,000 shares of common stock to Ben Sillitoe, Chief Executive Officer of CLS Nevada, in connection with his employment agreement. The fair value of these shares in the amount of $355,000 had been charged to operations as the shares vested. At issuance, this amount was transferred from common stock subscribed; $50 was charged to common stock, and $354,950 was charged to additional paid-in capital.

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

During the six months ended November 30, 2019, the Company charged an aggregate of $93,901 to common stock subscribed representing the accrual over the vesting period of 791,668 shares of restricted common stock issuable to officers.

The Company also charged the amount of $30,000 to common stock subscribed representing the fair value of 133,332 shares of common stock to be issued to a service provider.

Six months ended November 30, 2018

Stock Issued upon Conversion of Notes Payable:

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

In connection with the offering, the Company paid Canaccord Genuity Corp. a cash commission equal to C$1,043,028 (USD$799,053), a corporate finance fee equal to 1,448,651 special warrants, and 2,317,842 compensation broker warrants valued at $1,495,373. Each compensation broker warrant entitles the holder thereof to acquire one unit at a price of C$0.45 per unit for a period of 36 months from the date that the Company's common stock is listed on a recognized Canadian stock exchange, subject to adjustment in certain events. The 1,448,651 special warrants that were issued were valued at $1,413,300 and were charged to operations during the six months ended November 30, 2018.

Upon exercise of the special warrants, each unit was to consist of one share of the Company's common stock and one warrant to purchase one share of common stock.  Each warrant was to be exercisable at a price of C$0.65 for three years after the Company's common stock was listed on a recognized Canadian stock exchange, subject to adjustment in certain events.

Because the Company did not receive a receipt from the applicable Canadian securities authorities for the qualifying prospectus by August 20, 2018, the unexercised special warrants were adjusted to entitle the holders to receive 1.1 units instead of one unit of the Company. This resulted in the planned issuance of an additional 3,042,167 units. This penalty was valued at $7,142,550 and was charged to operations during the six months ended November 30, 2018.

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

On July 31, 2018, the Company granted the Chief Executive Officer of CLS Nevada, Inc. a one-time signing bonus of 500,000 shares of restricted common stock, which fully vested one year from the effective date of his employment agreement.  These shares were valued at $355,000 and were amortized over the vesting period.  As of November 30, 2018, $355,000 had been charged to operations. The shares were issued on July 22, 2019.

On July 31, 2018, the Company granted the Chief Operating Officer of CLS Nevada, Inc. a one-time signing bonus of 50,000 shares of restricted common stock, which fully vested one year from the effective date of his employment agreement.  These shares were valued at $35,500 and were amortized over the vesting period. As of November 30, 2018, $35,500 had been charged to operations. The shares were issued on July 22, 2019.

Stock Issued upon Cashless Exercise of Warrants:

On August 14, 2018, the Company issued 129,412 shares of common stock for the cashless exercise of 350,000 warrants at an exercise price of $0.75 per share.

On September 6, 2018, the Company issued 13,684 shares of common stock upon the cashless exercise of 40,000 warrants at an exercise price of $0.75 per share.

On November 14, 2018, the Company issued 5,867 shares of common stock upon the cashless exercise of 25,000 warrants at an exercise price of $0.75 per share.

Additional Paid-in Capital

Six months ended November 30, 2019

No activity other than changes to additional paid-in capital related to the issuance of common stock disclosed above.

Six months ended November 30, 2018

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

Warrants

On June 27, 2018, the Company incurred a penalty in connection with the WestPark Offering due to the late filing of the registration statement that included the resale of the securities that were sold in such offering.  As a result of the penalty, the Company issued three-year common stock warrants to purchase an aggregate of 1,368,250 shares of the Company’s common stock at an exercise price of $0.50 per share.   In addition, the Company reduced the exercise price of the common stock purchase warrants previously issued to the investors in the WestPark Offering from $0.75 per share to $0.50 per share.  The fair value of the penalty was $941,972; this amount was charged to operations during the six months ended November 30, 2018.

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

The following table summarizes the significant terms of warrants outstanding at November 30, 2019. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.49	33,465,110	2.00	$0.49	33,465,110	$0.49
0.50	2,736,500	2.23	0.50	2,736,500	0.50
0.60	17,500,000	2.00	0.60	17,500,000	0.60
0.75	837,500	1.23	0.75	837,500	0.75
1.10	296,035	2.00	1.10	296,035	1.10
	54,837,145	2.00	$0.53	54,835,145	$0.53

Transactions involving warrants are summarized as follows. This table does not include the special warrants or unit warrants. See Special Warrants and Unit Warrants sections below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2018	4,497,750	$0.61
Granted	50,738,235	$0.53
Exercised	(415,000)	$0.75
Cancelled / Expired	-	$-

Warrants outstanding at May 31, 2019	54,820,985	$0.53
Granted	16,160	$1.10
Exercised	-	$-
Cancelled / Expired	-	$-
Warrants outstanding at November 30, 2019	54,837,145	$0.53

Unit Warrants

On June 20, 2018, in connection with the special warrant offering, the Company issued Canaccord Genuity Corp. 2,317,842 three-year broker warrants at an exercise price of C$0.45 per unit as compensation.  Each warrant entitles the holder to purchase one unit, which consists of one share of common stock and a warrant to purchase one share of common stock, for C$0.65 per share. These warrants were valued at $1,495,373, and this amount was charged to operations during the six months ended November 30, 2018.

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

The following summarizes the Company’s financial liabilities that are recorded at fair value on a recurring basis at November 30, 2019 and May 31, 2019:

November 30, 2019
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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease.  These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of November 30, 2019.

Contingent Liability

At the time of closing of the Acquisition Agreement, Alternative Solutions owed certain amounts to a consultant known as 4Front Advisors, which amount was in dispute. In August 2019, the Company made a payment to this company to settle this dispute and the Oasis Note was reduced accordingly.

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

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett was entitled to receive an annual salary of $150,000. Further, he was entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett received a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, valued at $327,500, which became fully vested one year from the effective date of the agreement. Mr. Bonsett, as an owner of Picture Rock Holdings, LLC (“PRH”), was expected to indirectly receive the benefits of the Colorado operations discussed above. Mr. Bonsett agreed to defer his salary effective July 1, 2017. No additional amounts are due to Mr. Bonsett as of November 31, 2019. On October 1, 2017, the Company and Mr. Bonsett, the Company’s Chief Operating Officer, mutually agreed to end his employment with the Company.  Mr. Bonsett may provide consulting services to the Company in the future on an as needed basis.

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

On July 31, 2018, the Company and Mr. Sillitoe entered into a one-year employment agreement. Pursuant to the agreement, Mr. Sillitoe commenced serving as the Chief Executive Officer of CLS Nevada, Inc. effective July 1, 2018. Under the agreement, Mr. Sillitoe is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the annual EBITDA of CLS Nevada, Inc., and annual restricted stock awards of the Company’s common stock in an amount equal to 3% of the annual EBITDA of CLS Nevada, Inc. Additionally, Mr. Sillitoe received a one-time signing bonus of 500,000 shares of restricted common stock, which became fully vested one year from the effective date of his employment agreement. On July 31, 2019, CLS Nevada, Inc. and Mr. Sillitoe amended Mr. Sillitoe’s employment agreement to effect the original intention of the parties that the performance bonus would be based on the results of Alternative Solutions and not CLS Nevada, Inc.

The Company and Mr. Decatur entered into a one-year employment agreement effective July 31, 2018.  Pursuant to the agreement, Mr. Decatur commenced serving as the Chief Operating Officer of CLS Nevada, Inc. on July 1, 2018.  Under the agreement, Mr. Decatur is entitled to receive an annual salary of $150,000.  Further, he is entitled to receive a performance bonus equal to 2% of the annual EBITDA of CLS Nevada, Inc., and annual restricted stock awards of the Company’ common stock in an amount equal to 3% of the annual EBITDA of CLS Nevada, Inc.  Additionally, Mr. Decatur received to a one-time signing bonus of 50,000 shares of restricted common stock, which became fully vested one year from the effective date of his employment agreement. On May 14, 2019, CLS Nevada and Mr. Decatur entered into an amendment to his employment agreement to extend the term of Mr. Decatur's employment agreement by two years instead of relying on the automatic one-year renewal provision in the employment agreement. On July 31, 2019, CLS Nevada, Inc. and Mr. Decatur amended Mr. Decatur’s employment agreement to effect the original intention of the parties that the performance bonus would be based on the results of Alternative Solutions and not CLS Nevada, Inc.

On March 1, 2019, the Company and Mr. Glashow entered into a two-year employment agreement and Mr. Glashow commenced serving as the Company’s President and Chief Operating Officer. Under the agreement, Mr. Glashow is entitled to receive an annual salary of $175,000. Further, he is entitled to receive a performance bonus equal to 1% of the Company’s annual EBITDA, and annual restricted stock awards in an amount equal to 1% of the Company’s annual EBITDA. Additionally, Mr. Glashow is entitled to a one-time signing bonus of 500,000 shares of the Company’s restricted common stock, half of which shall vest on March 1, 2020, and half of which shall vest on March 1, 2021. Effective March 1, 2019, and in connection with the employment agreement, Mr. Glashow and the Company entered into a Confidentiality, Non-Compete and Proprietary Rights Agreement. Pursuant thereto, Mr. Glashow agreed (i) not to compete with us during the term of his employment and for a period of one year thereafter, (ii) not to release or disclose our confidential information, and (iii) to assign the rights to all work product to us, among other terms. On October 14, 2019, but effective October 1, 2019, the Company and Mr. Glashow entered into an amendment to his employment agreement to extend the term by one year instead of relying on the automatic one-year renewal provision in the employment agreement, and to increase Mr. Glashow’s annual base salary to $200,000. The amendment also provides that in addition to his base salary, Mr. Glashow is entitled to receive, on an annual basis, a performance-based bonus equal to two percent (2%) of the Company’s annual EBITDA up to a maximum annual cash compensation of $1 million including base salary, and annual stock options, exercisable at the fair market value of the Company’s common stock on the effective date of grant, in an amount equal to 2% of the Company’s EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, the amendment provides for certain change of control provisions, including a payment of up to three years base salary and bonuses up to a maximum of $1,000,000, if Mr. Glashow resigns or is terminated in connection with a change in control of the Company.

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

At November 30, 2019 and 2018, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250.

Note 22 – Subsequent Events

On December 16, 2019, Don Decatur resigned from his position as Chief Operating Officer of CLS Nevada, Inc., a wholly owned subsidiary of CLS Holdings USA, Inc., effective immediately, for personal reasons.

On December 23, 2019, the Company received payment in full on the CannAssist loan in the amount of $342,567, which is made up of $325,000 of principal and $17,567 of interest.

On December 31, 2019, the Company repaid the Oasis note in full in the amount of $1,671,296, which is made up of $1,363,925 of principal and $307,370 of interest.

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

On December 4, 2017, we entered into the Acquisition Agreement with Alternative Solutions to acquire the outstanding equity interests in the Oasis LLCs. Pursuant to the Acquisition Agreement, as amended, we paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 on February 5, 2018, for an initial 10% of Alternative Solutions and each of the subsidiaries. At the closing of our purchase of the remaining 90% of the ownership interests in Alternative Solutions and the Oasis LLCs, which occurred on June 27, 2018, we paid the following consideration: $5,995,543 in cash, a $4.0 million promissory note due in December 2019, and $6,000,000 in shares of our Common Stock. The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because we assumed an additional $204,457 of liabilities. The Oasis Note, which was repaid in full in December 2019, was secured by all of the membership interests in Alternative Solutions and the Oasis LLCs and by the assets of the Oasis LLCs. We received final regulatory approval to own the membership interests in the Oasis LLCs on December 12, 2018.

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

On September 13, 2018, we entered into a non-binding letter of intent (the “CannAssist LOI”) with CannAssist, LLC (“CannAssist”) setting forth the terms and conditions upon which we proposed to acquire an 80% ownership interest in CannAssist.

On January 29, 2019, we made a line of credit loan to CannAssist, in the principal amount of up to $500,000, subject to the terms and conditions set forth in that certain Loan Agreement, dated as of January 29, 2019 between CannAssist as the Borrower and the Company as the Lender (the “CannAssist Loan Agreement”). The Loan , which was repaid in full in December 2019, was evidenced by a secured promissory note of CannAssist (the “CannAssist Note”), which bore interest at the rate of 8% per annum and was personally guaranteed by the two equity owners of CannAssist. CannAssist had drawn down $325,000 on the CannAssist Note.

On March 11, 2019, the Company, through our wholly-owned subsidiary, CLS Massachusetts, entered into a membership interest purchase agreement (the “CannAssist Purchase Agreement”) with CannAssist, each of the members of CannAssist, and David Noble, as the members’ representative. Mr. Noble currently serves as the President of IGH, an entity that we hold an option to acquire. After conducting diligence regarding the cost of the planned buildout of the CannAssist facility, the parties jointly decided to terminate the CannAssist Purchase Agreement effective August 26, 2019 and declare the CannAssist Note due and payable in full not later than February 28, 2020.

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

We incurred a net loss of $27,619,057 for the year ended May 31, 2019, and $1,297,090 and $2,673,590 for the three and six months ended November 30, 2019, respectively, resulting in an accumulated deficit of $46,188,151 as of May 31, 2019, which deficit increased to $48,861,741 as of November 30, 2019.  These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations

The table below sets forth our expenses as a percentage of revenue for the applicable periods:

	Three Months Ended November 30, 2019	Three Months Ended November 30, 2018	Six Months Ended November 30, 2019	Six Months Ended November 30, 2018

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	52%	53%	51%	57%
Gross Margin	48%	47%	49%	43%
Selling, General, and Administrative Expenses	66%	151%	73%	582%
Interest expense, net	24%	33%	26%	74%
Gain on Settlement of liabilities	0%	0%	-5%	0%

Three Months Ended November 30, 2019 and 2018

Revenue

We had revenue of $3,056,431 during the three months ended November 30, 2019, an increase of $1,079,521, or 55%, compared to revenue of $1,976,910 during the three months ended November 30, 2018. We acquired the Oasis LLCs, which are our only source of revenue, effective July 1, 2018, which means that the second quarter of fiscal 2020 is the first quarter that included three months of operations of the Oasis LLCs for both the fiscal 2020 second quarter and the comparable quarter of fiscal 2019. Revenue increased during the second quarter of 2020 because our average sales per day increased from $21,724 during the second quarter of fiscal 2019 to $33,587 during the comparable quarter of fiscal 2020. Our cannabis dispensary accounted for $2,312,362, or 76%, of our revenue for the three months ended November 30, 2019, an increase of $629,096, or 37%, compared to $1,683,266 during the three months ended November 30, 2018. Our cannabis production accounted for $744,069, or 24%, of our revenue for the three months ended November 30, 2019, an increase of $450,425, or 153%, compared to $293,644 for the three months ended November 30, 2018.

Cost of goods sold

Our cost of goods sold for the three months ended November 30, 2019 was $1,587,632, an increase of $540,965, or 52%, compared to cost of goods sold of $1,046,667 for the three months ended November 30, 2018. The increase in cost of goods sold for the three months ended November 30, 2019 was due primarily to our increase in sales during the second quarter of fiscal 2020. Cost of goods sold was 52% of sales during the second quarter of fiscal 2020 compared to 53% during the second quarter of fiscal 2019. This improvement in gross margin during the second quarter of fiscal 2020 was primarily due to a decrease in the cost of purchasing product as a result of the implementation of new processes, the retention of additional skilled employees and an improvement in inventory purchasing. Cost of goods sold during the second quarter of fiscal 2020 primarily consisted of $1,404,161 of product cost, $105,975 of state and local taxes, and $26,177 of supplies and materials.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, decreased by $955,383, or approximately 32%, to $2,021,653 during the three months ended November 30, 2019, compared to $2,977,036 for the three months ended November 30, 2018. The decrease in SG&A expenses for the three months ended November 30, 2019 was primarily due to the ongoing implementation of aspects of our business plan (other than the Oasis LLCs) and changes in our general corporate overhead. These costs decreased by $931,920 to an aggregate of $596,456 from $1,528,376 during the second quarter of fiscal 2019. The major components of these changes compared to the comparable quarter of fiscal 2019 are as follows: professional fees decreased by $708,638; investor relations costs decreased by $260,339; and non-cash compensation decreased by $105,070. These reductions were partially offset by an increase in payroll and related costs by $74,857 and an increase in depreciation and amortization by $26,058. The decrease in legal fees was primarily due to the reduction in acquisition and financing activity that occurred during the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019.

The decrease in SG&A expense during the second quarter of fiscal 2020 was partially offset by an increase in costs associated with operating the Oasis LLCs during the three months ended November 30, 2019 by an aggregate of $169,622, or approximately 14%, compared to $1,255,589 during the three months ended November 30, 2018. This increase in operating costs is primarily due to an increase in the number of people employed by the Oasis LLCs from 74 to 79 to handle the increase in sales. The major components of the increase in the operating costs associated with the Oasis LLCs during the three months ended November 30, 2019 compared to the comparable quarter of fiscal 2019 were as follows:  payroll and related costs increased by $204,378; lease, facilities and office costs increased by $32,229; and sales, marketing, and advertising increased by $28,196.

Interest expense

Interest expense for the three months ended November 30, 2019 was $729,120, an increase of $76,670, or 12%, compared to $652,450 for the three months ended November 30, 2018.  This increase was primarily due to an increase in interest accrued on convertible notes, which increased by $275,414 to $404,705, compared to $129,291 in the comparable period of the prior year. The increase in interest expense is due to the addition of convertible debt during the three months ended November 30, 2018 in the amount of $5,857,000. The increase in interest expense during the three months ended November 30, 2019, was partially offset by an increase in interest income during the same period in the amount of $56,619 due to higher cash balances maintained during the period.

The increase in net interest expense during the three months ended November 30, 2019 was also partially offset by the decrease in the amortization of the discount on our convertible debentures, which decreased by $140,136 to $405,692, compared to $545,828 in the comparable period of the prior year. During the comparable period of the prior year, amortization of the discount on our convertible debentures in the amount of $303,818 was recorded in connection with the conversion of a portion of the YA II PN note.

Net loss

For the reasons above, we incurred a net loss for the three months ended November 30, 2019 of $1,281,974, which was a decrease of $1,417,269, or approximately 53%, compared to a net loss of $2,699,243 during the three months ended November 30, 2018.

Six Months Ended November 30, 2019 and 2018

Revenue

We had revenue of $5,915,446 during the six months ended November 30, 2019, an increase of $2,759,183, or 87%, compared to revenue of $3,156,293 during the six months ended November 30, 2018. We acquired the Oasis LLCs, which are our only source of revenue, effective July 1, 2018, which means that the first half of fiscal 2020 included six months of operations of the Oasis LLCs but the comparable quarter of fiscal 2019 included only five months of operations of the Oasis LLCs. This is one of the reasons for the increase in revenues for the first half of fiscal 2020. Revenue also increased during the first half of fiscal 2020 because our average sales per day increased from $20,629 during the first half of fiscal 2019 to $32,325 during the comparable half of fiscal 2020. Our cannabis dispensary accounted for $4,398,262, or 85%, of our revenue for the six months ended November 30, 2019, an increase of $1,938,289, or 79%, compared to $2,459,973 during the six months ended November 30, 2018; our cannabis production accounted for $1,517,184, or 15%, of our revenue for the six months ended November 30, 2019, an increase of $820,894, or 118%, compared to $696,290 for the six months ended November 30, 2018.

Cost of goods sold

Our cost of goods sold for the six months ended November 30, 2019 was $2,999,204, an increase of $1,192,593, or 66%, compared to cost of goods sold of $1,806,611 for the six months ended November 30, 2018. The increase in cost of goods sold for the six months ended November 30, 2019 was due primarily to our increase in sales during the first half of fiscal 2020. Cost of goods sold was 51% of sales during the first half of fiscal 2020 compared to 57% during the first half of fiscal 2019. This improvement in gross margin during the first half of fiscal 2020 was primarily due to a decrease in the cost of purchasing product as a result of the implementation of new processes, the retention of additional skilled employees and an improvement in inventory purchasing. Cost of goods sold during the first half of fiscal 2020 primarily consisted of $2,632,682 of product cost, $213,930 of state and local taxes, and $49,425 of supplies and materials.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, decreased by $14,049,199, or approximately 76%, to $4,319,967 during the six months ended November 30, 2019, compared to $18,369,166 for the six months ended November 30, 2018. The decrease in SG&A expenses for the six months ended November 30, 2019 was primarily due to the absence of approximately $12,947,556 in one-time financing and acquisition (and financing) costs attributable to the acquisition of the Oasis LLCs, which were incurred during the six months ended November 30, 2018. No such comparable expenses were incurred during the first half of fiscal 2020.

The major components of these one-time cash and non-cash financing and acquisition costs incurred during the first half of fiscal 2019 were as follows: the  fair value of additional warrants and special warrants issued due to our failure to meet certain registration statement filing deadlines in connection with the Westpark equity offering and the Canaccord special warrants offering in the amount of $8,084,522; the fair value of the special warrants and compensation broker warrants issued to Canaccord in connection with our sale of the special warrants in the amount of $2,908,673; broker and agent fees and commissions in the amount of $1,060,773; the fair value of 700,000 shares of common stock issued to Star Associates, which is affiliated with one of our directors, for services in connection with the Oasis transaction, of $490,000; and a foreign exchange loss on conversion of the Canaccord funds from Canadian to U.S. dollars in the amount of $403,588.

SG&A also decreased by an aggregate of $1,728,288 during the first half of fiscal 2020 as a result of the ongoing implementation of other aspects of our business plan and changes in our general corporate overhead, to an $1,485,960 from $3,214,248 during the first half of fiscal 2019. The major components of these changes compared to fiscal 2019 are as follows: legal fees decreased by $1,487,298; investor relations costs decreased by $363,986; non-cash compensation decreased by $154,486; and facilities, office, and general costs increased by $104,178. These reductions were partially offset by an increase in payroll and related costs by $111,917 and an increase in depreciation and amortization by $57,464. The decrease in legal fees was primarily due to the reduction in acquisition and financing activity that occurred during the first half of fiscal 2020 compared to the first half of fiscal 2019.

The decreases in SG&A expense during the first half of fiscal 2020 described above were partially offset by an increase in costs associated with operating the Oasis LLCs during the six months ended November 30, 2019 by an aggregate of $819,730, or approximately 41%, compared to $2,014,291 during the six months ended November 30, 2018. This increase in operating costs is primarily due to the timing of our acquisition of the Oasis LLCs, which occurred on June 27, 2018. As a result, we incurred these costs for six months during fiscal 2020 compared to approximately five months during fiscal 2019. The major components of the increase in the operating costs associated with the Oasis LLCs during the six months ended November 30, 2019 were as follows: payroll and related costs increased by $524,061; lease, facilities and office costs increased by $138,686; bad debt increased by $102,615; professional fees increased by $67,623; and sales, marketing, and advertising increased by $34,765.

Gain on settlement of liabilities

During the six months ended November 30, 2019, we made a prepayment on the Oasis Note in connection with the settlement of a dispute between the former owners of Alternative Solutions and a consultant, and the amount of $275,000 which we had accrued with respect to this dispute was extinguished.

Interest expense

Interest expense for the six months ended November 30, 2019 was $1,529,749, a decrease of $806,920, or 35%, compared to $2,336,669 for the six months ended November 30, 2018.  This decrease was primarily due to a decrease in the amortization of the discount on convertible notes, which decreased by $1,290,346 to $853,983, compared to $2,144,329 in the comparable period of the prior year. During the comparable period of the prior year, a reset event occurred with respect to the YA II PN note. As a result, the conversion price of this note was reduced to $0.34 per share of common stock. This was considered a material modification of the note, resulting in the amortization of the discount on this note in the amount of $699,628 being recorded. In addition, amortization in the amount of $509,573 was recorded in connection with the conversion of the Darling Capital note to common stock. There were no comparable transactions during the six months ended November 30, 2019. During the six months ended November 30, 2019, interest expense also decreased due to an increase in interest income in the amount of $163,446 as a result of higher cash balances maintained during the period.

The decrease in net interest expense during the six months ended November 30, 2019 was partially offset by an increase in accrued interest on our outstanding notes payable and convertible debentures, which was $839,212 during the first half of fiscal 2020, an increase of $627,964, compared to $211,248 during the first half of fiscal 2019. This increase was due an increase in our outstanding debt as a result of our successful fundraising efforts during fiscal 2019.

Net loss

For the reasons above, we incurred a net loss for the six months ended November 30, 2019 of $2,658,474, which was a decrease of $16,697,709, or approximately 86%, compared to a net loss of $19,356,183 during the six months ended November 30, 2018.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at November 30, 2019 compared to May 31, 2019.

	November 30, 2019	May 31, 2019
Current Assets	$8,409,129	$12,677,566
Current Liabilities	$4,378,459	$6,924,543
Working Capital (Deficit)	$4,023,670	$5,753,023

At November 30, 2019, we had working capital of $4,023,670, a decrease of $1,729,353 from working capital of $5,753,023 at May 31, 2019. Our working capital at November 30, 2019, included $4,937,013 of cash. The decrease in working capital was primarily the result of our acquisition of equipment and leasehold improvements in the amount of $1,240,636 in connection with the buildout of our cannabis processing facility in Nevada. We are presently expanding the Oasis and City Trees businesses in Nevada and are considering other potential acquisitions, including our previously announced potential acquisition of IGH in Massachusetts. Our working capital needs will likely continue to increase, and if we require additional funds to meet them, we will seek additional debt or equity financing. We have operated at a loss since inception.

Cash flows used in operating activities were $1,208,112 during the six months ended November 30, 2019, a decrease of $4,549,215, or 79%, compared to $5,757,327 during the six months ended November 30, 2018.  In deriving cash flows used in operating activities from the net loss for fiscal 2020, there were $874,382 of non-cash items that were added back to the net loss for fiscal 2020 compared to $14,451,228 during the six months ended November 30, 2018.  Significant items were as follows: gain on contingent liabilities of $275,000 during the six months ended November 30, 2019, compared to no such comparable gain during the six months ended November 30, 2018; amortization of debt discounts in the amount of $853,983 during the six months ended November 30, 2019 in connection with discounts on the U.S. and Canaccord convertible debentures, compared to $2,144,328 during the six months ended November 30, 2018 in connection with the discounts on the Darling Capital, Efrat Investments, YA II PN and Lasky notes; stock-based compensation of $93,902 during the six months ended November 30, 2019, compared to $230,888 during the six months ended November 30, 2018; and the fair value of shares issued to consultants of $30,000 during the six months ended November 30, 2019, compared to $490,000 during the six months ended November 30, 2018. The Company also incurred approximately $11,400,000 of non-cash financing charges during the first half of fiscal 2019 and had no comparable activity during the first half of fiscal 2020. These charges consisted of a financing penalty in the amount of $8,084,522 associated with our issuance of warrants and special warrants, $2,908,673 related to the value of warrants and units issued to placement agents, and non-cash offering costs of $403,588.

Finally, our cash used in operating activities was affected by changes in the components of working capital. The overall net change in the components of working capital resulted in an increase in cash from operating activities in the amount of $575,980 during the six months ended November 30, 2019, compared to a decrease in cash from operating activities in the amount of $852,372 during the first half of fiscal 2019.  The more significant changes in the components of working capital that increased the amount of cash from operating activities during the six months ended November 30, 2019 were as follows: accrued interest increased cash by $838,662, which related primarily to the increased principal outstanding on the convertible debentures of $19,088,351 at November 30, 2019 compared to $6,857,000 at November 30, 2018. In addition, right of use asset, net of operating lease liability, increased cash from operating activities by $131,816 due to lease payments made and recorded in accordance with ASU 2016-02. The more significant changes in the components of working capital that decreased the amount of cash from operating activities during the six months ended November 30, 2019 were as follows: accounts payable and accrued expenses decreased cash by $293,872, primarily due to the elimination of deferred rent in the amount of $151,399 in connection with the implementation of ASU 2016-02; and interest receivable decreased cash by $163,446 due to interest accruals on the CannAssist and IGH notes receivable, which were not yet outstanding during the first half of the year ended November 30, 2018.

Cash flows used in investing activities were $1,741,882 for the six months ended November 30, 2019, a decrease of $9,275,923, or 84%, compared to $11,017,805 during the six months ended November 30, 2018.  During the six months ended November 30, 2019, we made cash payments in the amount of $1,240,636 to purchase equipment and build out our leased facilities in Nevada pursuant to our expansion plan. We also made a loan in the amount of $175,000 to CannAssist. During the six months ended November 30, 2018, we made a net cash payment in the amount of $5,982,710 in connection with the acquisition of Alternative Solutions.

Cash flows used in financing activities were $2,638,784 for the six months ended November 30, 2019, an increase of $24,233,000, or 112%, compared to cash provided by financing activities of $21,594,216 during the six months ended November 30, 2018. During the six months ended November 30, 2019, we made a cash prepayment in the amount of $2,638,784 on the Oasis Note. During the six months ended November 30, 2018, we received cash in the amount of $21,892,908 from the sale of equity to Navy Capital and convertible debentures to investors in the Canaccord Special Warrant Offering.

Third Party Debt

The table below summarizes the status of our third party debt and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our Common Stock:

Name of Note	Original Principal Amount	Outstanding or Repaid	Payment Details

FirstFire Note	$363,000	Repaid	Repaid

Darling Capital Note	$550,000	Repaid	Converted into 1,808,000 shares

Efrat Investments Note	$55,000	Repaid	Converted into 183,040 shares

Todd Blatt	$210,000	Repaid	Repaid

AJG Group	$100,000	Repaid	Repaid

YA II PN Note	$750,000	Repaid	Repaid
	$250,000	Repaid	$250,000 plus interest converted into 700,616 shares of Common Stock.
	$250,000	Repaid	$250,000 plus interest converted into 640,068 shares of Common Stock.

Oasis Note	$4,000,000	Outstanding	Repaid

2018 U.S. Convertible Debentures	$5,857,000	Outstanding	Due October 26-31, 2021

2018 Convertible Debentures	$12,012,000	Outstanding	Due December 2021. Principal and interest in the aggregate amount of $25,803 converted into 32,321 shares of Common Stock.

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

Oasis Note

On June 27, 2018, we closed on the purchase of the remaining 90% of the membership interests of Alternative Solutions and the Oasis LLCs.  The closing occurred pursuant to the Acquisition Agreement dated December 4, 2017, as amended.  On such date, we made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $5,995,543, a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 22,058,823 shares of our Common Stock. The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because we assumed an additional $204,457 in liabilities. The Oasis Note bears interest at the rate of 6% per annum.  The principal amount of the Oasis Note was reduced in August 2019, in accordance with the terms of the Acquisition Agreement, as a result of the settlement of the dispute between the former owners of Alternative Solutions and 4Front Advisors, a consultant to Alternative Solutions.    The terms of the settlement with 4Front Advisors are confidential.  The Oasis Note was secured by all of the membership interests in Alternative Solutions and the Oasis LLCs and by the assets of the Oasis LLCs. We repaid the Oasis Note in full in December 2019.

2018 U.S. Convertible Debenture Offering

Between October 25, 2018 and November 2, 2018, we entered into six subscription agreements, pursuant to which we agreed to sell, for an aggregate purchase price of $5,857,000, $5,857,000 in original principal amount of convertible debentures in minimum denominations of $1,000 each. The debentures bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen (18) months following their issuance, being payable by increasing the then-outstanding principal amount of the debentures. The debentures mature on a date that is three years following their issuance. The debentures are convertible into units at a conversion price of $0.80 per unit. Each unit consists of (i) one share of our Common Stock, par value $.001 and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of Common Stock at a price of $1.10. The debentures have other features, such as mandatory conversion in the event our Common Stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. Navy Capital and its affiliates purchased $5,000,000 in principal amount of debentures, with the remaining $857,000 in principal amount being purchased by several unaffiliated purchasers. The debentures include a provision for the capitalization of accrued interest on a quarterly basis; at November 30, 2019, accrued interest in the aggregate amount of $448,051 has been capitalized, and the aggregate principal amount of the debentures is $6,305,051.

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

We closed the 2018 Convertible Debenture Offering on December 12, 2018, issuing $12,012,000 million in 8% senior unsecured convertible debentures at the initial closing. At the closing, we paid the agents: (A)(i) a cash fee of $354,000 for advisory services provided to us in connection with the offering; (ii) a cash commission of $720,720, equivalent to 6.0% of the aggregate gross proceeds received at the closing of the offering; (B)(i) an aggregate of 184,375 units for advisory services; and (ii) a corporate finance fee equal to 375,375 units, which is the number of units equal to 2.5% of the aggregate gross proceeds received at the closing of the offering divided by the conversion price; and (C)(i) an aggregate of 442,500 advisory warrants; and (ii) 900,900 broker warrants, which was equal to 6.0% of the gross proceeds received at the closing of the offering divided by the conversion price. The debentures include a provision for the capitalization of accrued interest on a quarterly basis; at November 30, 2019, accrued interest in the amount of $797,420 had been capitalized. During the six months ended November 30, 2019, principal in the amount of $25,856 was converted into 32,319 shares of common stock, and the principal amount of the debenture is $12,809,420.

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

In connection with the Special Warrant Offering, we paid a cash commission and other fees equal to CD$1,413,267 (USD$1,060,773), a corporate finance fee equal to 1,448,651 Special Warrants with a fair value of USD$1,413,300, and 2,317,842 Broker Warrants. Each Broker Warrant entitles the holder thereof to acquire one unit at a price of CD$0.45 per unit for a period of 36 months from the date that our Common Stock is listed on a recognized Canadian stock exchange, subject to adjustment in certain events. Our Common Stock commenced trading on the Canadian Stock Exchange on January 7, 2019. During the six months ended November 30, 2018, we also issued investors 3,042,167 Special Warrants with a fair value of $7,142,550 as a penalty for failure to timely effect a Canadian prospectus with regard to the securities underlying the Special Warrants.

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

The Company valued warrants using the Black-Scholes valuation model utilizing the following variables:

	November 30,	November 30,
	2019	2018
Volatility	134.8 to 144.7%	231.1-232.2%
Dividends	$0	$0
Risk-free interest rates	1.86% to 1.87%	2.65% to 2.67%
Term (years)	3	3

Liquidity and Capital Needs

During fiscal 2020, we will likely require additional capital to cover our projected corporate level cash flow deficits, the implementation of our business plan, including the expansion of our Nevada operation, and the development of other revenue sources, including the closing of the IGH Option Agreement.

During the next twelve months we expect to expand our Nevada processing facility to utilize our patented technology. Phase 2 of our expansion plan, the substantial expansion of our grow facility in Nevada, is on hold as we monitor and evaluate wholesale marijuana prices, supply, and demand. We hold an option to purchase IGH for a purchase price that includes $35 million in cash, which we plan to fund with the proceeds of future equity sales, warrant exercise proceeds and/or loans. Although we believe we will be successful in raising the capital required to close this acquisition, we have not entered into any definitive agreements with respect to such fundraising and there can be no assurances that we will be able to raise the necessary funds.  We may also pursue additional acquisitions in the next twelve months but we have not entered into any definitive agreements with respect to either additional acquisitions or the capital necessary to finance them.

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

The number of shares to be issued was computed as follows: $6,000,000 divided by the lower of $1.00 or the conversion price to receive one share of our Common Stock in our first equity offering of a certain minimum size that commenced in 2018, multiplied by 80%. This price was determined to be $0.272 per share. The Oasis Note was secured by a first priority security interest over our membership interests in Alternative Solutions and the Oasis LLCs, and by the assets of each of the Oasis LLCs and Alternative Solutions. We also delivered a confession of judgment to a representative of the former owners of Alternative Solutions and the Oasis LLCs (other than Alternative Solutions) that will generally become effective in the event of any event of default under the Oasis Note or failure to pay certain other amounts when due.  We repaid the Oasis Note in full in December 2019.

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

Consulting Agreements

We periodically use the services of outside investor relations consultants. During the year ended May 31, 2016, pursuant to a consulting agreement, we agreed to issue 10,000 shares of Common Stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our Common Stock have been earned and it is uncertain whether any shares will be issued. As of November 30, 2018, we have included 20,000 shares of Common Stock, valued at $23,200 in stock payable on the accompanying balance sheets. The shares were valued based on the closing market price on the grant date.

On December 29, 2015, pursuant to a consulting agreement, we agreed to issue 25,000 shares of Common Stock per month, valued at $21,250, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our Common Stock have been earned and it is uncertain whether any shares will be issued. As of November 30, 2018, we had 50,000 shares of Common Stock, valued at $42,500 included in stock payable on the accompanying balance sheet. The shares were valued based on the closing market price on the grant date.

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

On August 16, 2019, we amended a consulting agreement whereby we agreed to issue up to 200,000 shares of common stock with a fair value of $45,000 plus pay certain amounts in exchange for the consultant’s development for us of a corporate finance and investor relations campaign, which services will be provided over a six month period. The amount of $22,500 and $30,000 was charged to operations during the three and six months ended November 30, 2019, respectively, in connection with this agreement.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, and had an accumulated deficit of $48,846,625 and working capital of $4,023,670 at November 30, 2019. The report of our independent auditors for the year ended May 31, 2019, contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs, to borrow capital and to sell equity to support our plans to acquire operating businesses, open processing facilities and finance ongoing operations. We began generating revenue from operations with the acquisition of Alternative Solutions on June 27, 2018. Alternative Solutions is now profitable and management intends to finance corporate level and expansion costs over the next twelve months with revenues from its operations, and if necessary, loans and/or the proceeds from the sale of securities. There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU became effective for us on January 1, 2018, and is applied to an award modified on or after the adoption date. Adoption of ASU 2017-09 did not have a material effect on the Company’s financial statements.

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

54

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On October 14, 2019 but effective October 1, 2019, CLS Labs, Inc., the Company, and Jeffrey Binder entered into an amendment to Mr. Binder’s employment agreement to provide that we would assume all obligations of CLS Labs under the employment agreement.  The amendment also extends the term of Mr. Binder’s employment agreement by three years instead of relying on the automatic one-year renewal provision in the employment agreement, and increases Mr. Binder’s annual base salary to $200,000.  Additionally, the amendment provides for certain change of control provisions, including a payment of up to three years base salary and bonuses up to a maximum of $1,000,000, if Mr. Binder resigns or is terminated in connection with a change in control of the Company.  In connection with the amendment, the parties also amended and restated that certain Confidentiality, Non-Compete and Property Rights Agreement entered into by and between RJF Labs, Inc. (now CLS Labs), and Mr. Binder effective as of July 16, 2014.

On October 14, 2019 but effective October 1, 2019, the Company and Andrew Glashow entered into an amendment to his employment agreement to extend the term of Mr. Glashow's employment agreement by one year instead of relying on the automatic one-year renewal provision in the employment agreement, and to increase Mr. Glashow’s annual base salary to $200,000. The amendment also provides that in addition to his base salary, Mr. Glashow is entitled to receive, on an annual basis, a performance-based bonus equal to two percent (2%) of our annual EBITDA up to a maximum annual cash compensation of $1 million including base salary, and annual stock options, exercisable at the fair market value of our common stock on the effective date of grant, in an amount equal to 2% of our EBITDA up to $42.5 million and 4% of our annual EBITDA in excess of $42.5 million. Additionally, the amendment provides for certain change of control provisions, including a payment of up to three years base salary and bonuses up to a maximum of $1,000,000, if Mr. Glashow resigns or is terminated in connection with a change in control of the Company.

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

CLS HOLDINGS USA, INC.

Date: January 13, 2020	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2020	By:	/s/ Gregg Carlson
Gregg Carlson
Chief Financial Officer
(Principal Financial and Accounting Officer)