Form 10-Q
period 2020-02-29
CLS Holdings USA, Inc.
filed 2020-04-14
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 126,521,414 shares of $0.0001 par value common stock outstanding as of April 1, 2020.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended February 29, 2020

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to “CLS Holdings USA, Inc.,” the “Company,” “we,” “our” or “us” means CLS Holdings USA, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the future impact of the COVID-19 virus on our business, the future results of our initiatives to retain our employees and strengthen our relationships with our customers and community during the pandemic, the future effect of our initiatives to retain and expand market share and achieve growth following the pandemic, results of operations during the pandemic, and the effectiveness of our business practices during the pandemic. The continued spread of COVID-19 could have, and in some cases already has had, an adverse impact on our business, operations and financial results, including through disruptions in our processing activities, sales channels, and retail dispensary operations as well as a deterioration of general economic conditions including a possible national or global recession. Due to the speed with which the COVID-19 situation is developing and the uncertainty of its magnitude, outcome and duration, it is not possible to estimate its impact on our business, operations or financial results; however, the impact could be material. These forward-looking statements also relate to anticipated future events, future results of operations, and our future financial performance, and include, without limitation, statements relating to our ability to finance our operations, finance and close our proposed acquisitions, market acceptance of our services and product offerings, and our ability to protect and commercialize our intellectual property. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29,	May 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$3,039,095	$10,525,791
Accounts Receivable	157,229	163,571
Inventory	730,330	746,833
Prepaid expenses and other current assets	329,674	390,413
Interest receivable - current portion	399,453	-
Notes receivable - current portion	5,000,000	850,958
Total current assets	9,655,781	12,677,566

Investment	-	2,709
Note receivable	-	4,299,042
Interest receivable	-	178,258
Property, plant and equipment, net of accumulated depreciation of $745,196 and $546,408	3,613,937	1,910,301
Right of use assets, operating leases	566,049	-
Intangible assets, net of accumulated amortization of $203,810 and $116,476	1,437,753	1,525,087
Goodwill	25,742,899	25,742,899
Other assets	167,455	167,455

Total assets	$41,183,874	$46,503,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,071,948	$1,517,127
Accrued interest	264,155	474,800
Notes payable, net of discount of $0 and $67,384	-	3,932,616
Lease liability - operating leases, current	443,063	-
Contingent liability	1,000,000	1,000,000

Total current liabilities	2,779,166	6,924,543

Noncurrent liabilities
Lease liability - operating leases, non-current	236,851	-
Convertible notes payable - Long Term, net of discount of $2,633,799 and $3,819,010	16,845,337	14,541,220

Total Liabilities	19,861,354	21,465,763

Commitments and contingencies	-	-

Stockholder's equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized at February 29, 2020 and May 31, 2019; 126,521,414 and 125,839,095 shares issued and outstanding at February 29, 2020 and May 31, 2019, respectively	12,653	12,585
Additional paid-in capital	71,196,814	70,758,025
Common stock subscribed	211,677	455,095
Accumulated deficit	(50,098,624)	(46,188,151)
Total stockholder's equity (deficit)	21,322,520	25,037,554

Total liabilities and stockholders' equity (deficit)	$41,183,874	$46,503,317

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Revenue	$3,224,170	$2,372,790	$9,139,616	$5,529,053
Cost of goods sold	1,537,960	1,438,424	4,537,164	3,245,035
Gross margin	1,686,210	934,366	4,602,452	2,284,018

Selling, general and administrative expenses	2,213,206	5,102,871	6,533,173	23,472,037
Total operating expenses	2,213,206	5,102,871	6,533,173	23,472,037

Operating loss	(526,996)	(4,168,505)	(1,930,721)	(21,188,019)

Other (income) expense:
Interest expense, net	725,003	662,961	2,254,752	2,999,630
Gain on settlement of liabilities	-	-	(275,000)	-
Total other expense	725,003	662,961	1,979,752	2,999,630

Income (Loss) before income taxes	(1,251,999)	(4,831,466)	(3,910,473)	(24,187,649)

Income tax expense	-	-	-	-

Net income (loss)	$(1,251,999)	$(4,831,466)	$(3,910,473)	$(24,187,649)

Net income (loss) per share - basic	$(0.01)	$(0.04)	$(0.03)	$(0.25)

Net income (loss) per share - diluted	$(0.01)	$(0.04)	$(0.03)	$(0.25)

Weighted average shares outstanding - basic	126,470,865	124,346,650	126,343,206	95,132,835

Weighted average shares outstanding - diluted	126,470,865	124,346,650	126,343,206	95,132,835

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid In	Stock	Accumulated
	Amount	Value	Capital	Payable	Deficit	Total

Balance - May 31, 2018	50,128,972	$5,013	$17,628,717	$307,584	$(18,569,094)	$(627,780)
Common stock issued for conversion of debt	3,697,511	370	1,295,320	-	-	1,295,690
Common stock issuance with Oasis acquisition	22,058,823	2,206	15,438,970	-	-	15,441,176
Common stock issued to consultant	731,250	73	515,240	(25,313)	-	490,000
Common stock issued to officer	600,000	60	263,940	(213,320)	-	50,680
Common stock to be issued to officer	-	-	-	277,833		277,833
Common stock and warrants issued for cash	14,375,000	1,438	5,748,562	-	-	5,750,000
Special Warrants issued for cash	-	-	9,785,978	-	-	9,785,978
Cashless exercise of warrant	129,412	13	(13)	-	-	-
Warrant issued due to penalty	-	-	941,972	-	-	941,972
Warrants issued as compensation for offering	-	-	2,369,830	-	-	2,369,830
Warrants issued to placement agent	-	-	1,413,300	-	-	1,413,300
Units issued as compensation for offering	559,750	56	557,279	-	-	557,335
Special warrant issued due to penalty	-	-	7,142,550	-	-	7,142,550
Common stock issued for exercise of special warrants	33,463,838	3,347	(3,347)	-	-	-
Common stock shares issued for settlement	50,000	5	47,495	-	-	47,500
Cashless exercise of warrant	19,551	2	(2)	-	-	-
Foreign currency transaction loss on equity offering	-	-	403,588	-	-	403,588
Discount on notes from beneficial conversion feature	-	-	9,039,096	-	-	9,039,096
Reclass derivative upon adoption of ASU 2017-11	-	-	1,265,751	-	-	1,265,751
Imputed interest	-	-	807	-	-	807
Derivative valuation of reset event	-	-	35,883	-	-	35,883
Net loss - 9 months ended February 28, 2019	-	-	-	-	(24,187,649)	(24,187,649)
Balance - February 28, 2019 (unaudited)	125,814,107	$12,583	$73,890,916	$346,784	$(42,756,743)	$31,493,540

Balance - May 31, 2019	125,839,095	$12,585	$70,758,025	$455,095	$(46,188,151)	$25,037,554
Common stock issued to officers	550,000	55	390,445	(390,500)	-	-
Conversion of notes payable	32,319	3	25,854	-	-	25,857
Vesting of Common stock to be issued to officers	-	-	-	124,582	-	124,582
Common stock to be issued to consultants	-	-	-	45,000	-	45,000
Common stock issued to consultant	100,000	10	22,490	(22,500)	-	-
Net loss - 9 months ended February 29, 2020	-	-	-	-	(3,910,473)	(3,910,473)
Balance - February 29, 2020 (unaudited)	126,521,414	$12,653	$71,196,814	$211,677	$(50,098,624)	$21,322,520

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 29, 2020	February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,910,473)	$(24,187,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on contingent liabilities	(275,000)	-
Imputed interest	-	807
Stock-based compensation	124,582	328,513
Fair value of shares issued to consultants	45,000	490,000
Warrants issued to placement agent	-	3,783,130
Amortization of debt discounts	1,249,053	2,481,674
Warrants and Special Warrants issued due to penalty	-	8,084,522
Units issued to placement agent	-	557,335
Non-cash offering costs of equity financing	-	403,588
Depreciation and amortization expense	285,073	184,068
Expense from derivative triggering event	-	12,659
Fair value of shares issued in settlement	-	47,500
Changes in assets and liabilities:
Accounts receivable	6,342	(259,576)
Prepaid expenses and other current assets	(72,742)	(608,090)
Inventory	16,503	(199,843)
Interest receivable	(221,195)	(99,618)
Right of use asset	1,215,397	-
Redemption premium in transit	-	(964,788)
Accounts payable and accrued expenses	(166,468)	(353,832)
Accrued compensation	-	(16,667)
Accrued interest, related party	-	5,943
Deferred rent	-	1,667
Accrued interest	934,117	588,312
Due to related parties	-	(50,000)
Operating lease liability	(1,101,532)	-
Net cash used in operating activities	(1,871,343)	(9,770,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(1,766,185)	(735,234)
Loan made to borrower under note receivable	(175,000)	(5,150,000)
Proceeds from collection of note receivable	325,000	-
Payment for investment in Alternative Solutions, net of cash received of $14,612	-	(5,982,710)
Net cash used in investing activities	(1,616,185)	(11,867,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	-	211,700
Proceeds from convertible notes payable	-	18,369,000
Principal payments on notes payable	-	(310,000)
Principal payments on related party notes payable	-	(211,838)
Principal payments on convertible notes payable	-	(37,500)
Principal payments on notes payable	(3,999,168)	-
Proceeds from sale of equity	-	15,535,978
Net cash (used in) provided by financing activities	(3,999,168)	33,557,340

Net increase in cash and cash equivalents	(7,486,696)	11,919,051

Cash and cash equivalents at beginning of period	10,525,791	52,964

Cash and cash equivalents at end of period	$3,039,095	$11,972,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$307,612	$8,964
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party notes payable reclassified as related party convertible notes payable	$-	$75,000
Beneficial conversion feature on convertible notes	$-	$9,039,096
Note payable exchanged for common stock	$-	$1,295,690
Charge to paid-in capital for par value of shares issued in cashless exercise of warrants	$-	$3,362
Reclassify derivative liability to paid-in capital upon adoption of ASU 2017-11	$-	$1,265,751
Adoption of lease standard ASU 2016-02	$1,781,446	$-
Capitalized interest on convertible debentures	$1,144,762	$-
Reclassification of deposit to fixed assets	$136,190	$-
Shares issued for conversion of notes payable	$25,857	$-
Shares issued for services from stock payable	$-	$25,313

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

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

On October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc., a Massachusetts corporation (“IGH”), entered into an Option Agreement (the “IGH Option Agreement”). Under the terms of the IGH Option Agreement, CLS Massachusetts has an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that is one year after the effective date of the conversion and December 1, 2019 and ending on the date that is 60 days after such date. If CLS Massachusetts exercises the IGH Option, the Company, a wholly-owned subsidiary of the Company and IGH will enter into a merger agreement (the form of which has been agreed to by the parties) (the “IGH Merger Agreement”). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts will pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note. IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement have entered into agreements pursuant to which such stockholders have, among other things, agreed to vote in favor of such transactions. On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH, in the principal amount of $5,000,000, subject to the terms and conditions set forth in that certain loan agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender. The loan is evidenced by a secured promissory note of IGH, which bears interest at the rate of 6% per annum and matures on October 31, 2021. To secure the obligations of IGH to the Company under the loan agreement and the promissory note, the Company and IGH entered into a security agreement dated as of October 31, 2018, pursuant to which IGH granted to the Company a first priority lien on and security interest in all personal property of IGH. If the Company does not exercise the Option on or prior to the date that is 30 days following the end of the option period, the loan amount will be reduced to $2,500,000 as a break-up fee, subject to certain exceptions set forth in the IGH Option Agreement. On August 26, 2019, the parties amended the IGH Option Agreement to, among other things, delay closing until January 2020. By letter agreement dated January 31, 2020, the Company, CLS Massachusetts and IGH extended the IGH Option Agreement to February 4, 2020. On February 4, 2020, CLS Massachusetts exercised the IGH Option. By letter dated February 26, 2020, the Company informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. The Company advised IGH that it was electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the Note.

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

On August 26, 2019, the Company and CannAssist entered into an agreement to amend the CannAssist Note. Pursuant to the amendment, there will be no additional advances under the CannAssist Note beyond the $150,000 advanced on February 4, 2019, and the $175,000 advanced on June 24, 2019. In addition, the CannAssist Note shall become due and payable in full on or before February 28, 2020. See note 15. On December 23, 2019, the Company received payment in full on the CannAssist loan in the amount of $342,567, which is made up of $325,000 of principal and $17,567 of interest. At February 29, 2020, the Company was owed $0 pursuant to the CannAssist Note.

On January 4, 2018, the Attorney General of the United States issued new written guidance concerning the enforcement of federal laws relating to marijuana. The Attorney General’s memorandum stated that previous DOJ guidance specific to marijuana enforcement, including the memorandum issued by former Deputy Attorney General James Cole on August 29, 2013 (as amended on February 14, 2014, the “Cole Memo”) is unnecessary and is rescinded, effective immediately. The Cole Memo told federal prosecutors that in states that had legalized marijuana, they should use their prosecutorial discretion to focus not on businesses that comply with state regulations, but on illicit enterprises that create harms like selling drugs to children, operating with criminal gangs, and selling across state lines. While the rescission did not change federal law, as the Cole Memo and other DOJ guidance documents were not themselves laws, the rescission removed the DOJ’s formal policy that state-regulated cannabis businesses in compliance with the Cole Memo guidelines should not be a prosecutorial priority. Notably, former Attorney General Sessions’ rescission of the Cole Memo has not affected the status of the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) memorandum issued by the Department of Treasury, which remains in effect. This memorandum outlines Bank Secrecy Act-compliant pathways for financial institutions to service state-sanctioned cannabis businesses, which echoed the enforcement priorities outlined in the Cole Memo. In addition to his rescission of the Cole Memo, Attorney General Sessions issued a one-page memorandum known as the “Sessions Memorandum”. The Sessions Memorandum explains the DOJ’s rationale for rescinding all past DOJ cannabis enforcement guidance, claiming that Obama-era enforcement policies are “unnecessary” due to existing general enforcement guidance adopted in the 1980s, in chapter 9.27.230 of the U.A. Attorneys’ Manual (“USAM”). The USAM enforcement priorities, like those of the Cole Memo, are based on the use of the federal government’s limited resources and include “law enforcement priorities set by the Attorney General,” the “seriousness” of the alleged crimes, the “deterrent effect of criminal prosecution,” and “the cumulative impact of particular crimes on the community.” Although the Sessions Memorandum emphasizes that cannabis is a federally illegal Schedule I controlled substance, it does not otherwise instruct U.S. Attorneys to consider the prosecution of cannabis-related offenses a DOJ priority, and in practice, most U.S. Attorneys have not changed their prosecutorial approach to date. However, due to the lack of specific direction in the Sessions Memorandum as to the priority federal prosecutors should ascribe to such cannabis activities, there can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $3,039,095 and $10,525,791 as of February 29, 2020 and May 31, 2019, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. During the three and nine months ended February 29, 2020 and February 28, 2019, the Company reserved the amount of $0 for uncollectible accounts receivable.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment”. Based on Step 1 of ASC 350 and ASC 360, there were no impairments to the Company’s long-lived assets as of February 29, 2020. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $200,927 and $381,082 for the three months ended February 29, 2020 and February 28, 2019, respectively. Total recognized advertising and marketing expenses were $624,946 and $1,134,322 for the nine months ended February 29, 2020 and February 28, 2019, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred no research and development costs for the three and nine months ended February 29, 2020 and February 28, 2019, respectively.

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

There were no reset provisions triggered, and derivative liabilities were not revalued, during the nine months ended February 29, 2020.

During the nine months ended February 28, 2019, a reset event occurred in connection with one of the Company’s convertible notes (see note 15). The following assumptions were used for the valuation of the derivative liability related to the convertible notes that contain a derivative component during the nine months ended February 28, 2019:

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

-     That the new convertible notes issued during such period with full resets were issued with conversion prices of $0.40, which were not reset as a result of subsequent transactions;

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and nine months ended February 29, 2020 and February 28, 2019.

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and nine months ended February 29, 2020 and February 28, 2019:

	For the Nine	For the Nine	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Cannabis Dispensary	7,035,268	3,574,662	2,637,006	1,114,689
Cannabis Production	2,104,348	1,954,391	587,164	1,258,101
	9,139,616	5,529,053	3,224,170	2,372,790

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.  At February 29, 2020 and February 28, 2019, the Company excluded from the calculation of fully diluted shares outstanding the following shares because the result would have been anti-dilutive: At February 29, 2020, a total of 87,577,583 shares (54,835,145 issuable upon the exercise of warrants; 7,676,974 issuable upon the exercise of unit warrants; 24,678,796 issuable upon the conversion of convertible notes payable and accrued interest; and 386,668 in stock payable; at February 28, 2019, a total of 89,455,637 shares (57,062,190 issuable upon the exercise of warrants; 7,676,974 issuable upon the exercise of unit warrants; 24,556,389 issuable upon the conversion of convertible notes payable and accrued interest; and 160,084 in stock payable).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the three and nine months ended February 29, 2020 and February 28, 2019.

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

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS has issued a clarification allowing the deduction of certain expenses, the bulk of operating costs and general administrative costs are generally not permitted to be deducted. The Company is in the process of evaluating the impact and application of Section 280E on its business. The Company believes that its net operating loss carryforwards will be sufficient to offset any potential income tax liability associated with Section 280E as of February 29, 2020.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on January 1, 2020. The amendments in this ASU will be applied on a prospective basis. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $50,098,624 as of February 29, 2020. The Company’s auditors stated in their opinion on the Company’s financial statements for the year ended May 31, 2019 that there was substantial doubt about the Company’s ability to continue as a going concern, and that further losses were anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 paid in February 2018, for an initial 10% of each of the Oasis LLCs.  At that time, the Company applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received. On June 27, 2018, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $5,995,543, a $4.0 million promissory note due in December 2019 (see note 15), (the “Oasis Note”), and 22,058,823 shares of its common stock (see note 17), (the “Purchase Price Shares”) (collectively, the “Closing Consideration”). The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because the Company assumed an additional $204,457 of liabilities. The Company used the proceeds of a Canadian private securities offering to fund the cash portion of the Closing Consideration (see note 17).  The Company then applied for regulatory approval to own the additional 90% in membership interests in the Oasis LLCs, which it received on December 12, 2018. On August 14, 2019, the Company made a prepayment in the amount of $2,500,000, which, along with certain legal fees and other costs in the aggregate amount of $138,784, was applied to the amount due under the $4.0 million promissory note. The Company repaid the balance due under the Oasis Note on December 31, 2019.

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

A claim was made that Oasis owed certain amounts to a consultant at the acquisition date; Oasis disputed this claim.   This claim was accrued on the Company’s balance sheet as of May 31, 2019, and was resolved during the nine months ended February 29, 2020 (see note 16).

The sellers are also entitled to a $1,000,000 payment from the Company on May 30, 2020 if the Oasis LLCs have maintained an average revenue of $20,000 per day during the 2019 calendar year. The fair value of this contingent consideration was $678,111 at the acquisition date as determined by the Company’s outside valuation consultants. At May 31, 2019, the Company increased the value of this contingent consideration to $1,000,000 and charged the amount of $321,889 to operations during the year ended May 31, 2019. This amount is recorded as a contingent liability on the Company’s balance sheet at February 29, 2020 and May 31, 2019.

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

Three months ended February 28,
2019
(unaudited)
Revenues	$2,372,790
Net loss	$(12,850,356)
Basic net income per share	$(0.10)
Diluted net income per share	$(0.10)
Weighted average shares - basic	124,346,650
Weighted average shares - diluted	124,346,650

Nine Months ended February 28,
2019
(unaudited)
Revenues	$6,299,932
Net loss	$(24,402,155)
Basic net income per share	$(0.26)
Diluted net income per share	$(0.26)
Weighted average shares - basic	95,132,835
Weighted average shares - diluted	95,132,835

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

On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH (the “IGH Loan”), in the principal amount of $5,000,000 (the “IGH Loan Amount”), subject to the terms and conditions set forth in that certain Loan Agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender (the “IGH Loan Agreement”) (see note 8). The IGH Loan is evidenced by a secured promissory note of IGH (the “IGH Note”), which bears interest at the rate of 6% per annum and matures on October 31, 2021. The Company recorded interest income in the amount of $74,795 and $225,205 on the IGH Loan during the three and nine months ended February 29, 2020, respectively.

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

By letter agreement dated January 31, 2020, the Company, CLS Massachusetts and IGH extended the IGH Option Agreement to February 4, 2020. On February 4, 2020, CLS Massachusetts exercised the IGH Option.

By letter dated February 26, 2020, the Company informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. The Company advised IGH that it was electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the Note.

On March 3, 2020, the Company filed a claim for declaratory relief, among other things, requesting the court declare that CLS Massachusetts had validly exercised the IGH Option and instruct IGH to comply with its diligence requests and ultimately execute a merger agreement with CLS and CLS Massachusetts. The dispute regarding whether CLS Massachusetts properly exercised the IGH Option arose after CLS Massachusetts delivered a notice of exercise to IGH and IGH subsequently asserted that CLS Massachusetts’ exercise was invalid. CLS and CLS Massachusetts intend to pursue this suit vigorously and believe that their claims are meritorious, however, there can be no assurance as to the ultimate outcome of this matter.

CannAssist

On January 29, 2019, the Company made a line of credit loan to CannAssist in the principal amount of up to $500,000, subject to the terms and conditions set forth in the CannAssist Loan Agreement. Any draws on the line of credit in excess of $150,000 will only be made in the sole discretion of the Company. The loan is evidenced by the CannAssist Note, which bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. On June 24, 2019, the Company advanced the sum of $175,000 to CannAssist, increasing the balance due to the Company under the CannAssist Note to $325,000. The Company recorded interest income in the amount of $1,638 and $12,536 on the loan during the three and nine months ended February 29, 2020, respectively.

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

On December 23, 2019, the Company received payment in full on the CannAssist loan in the amount of $342,567, which comprises $325,000 of principal and $17,567 of interest.

Note 5 – Accounts Receivable

Accounts receivable was $157,229 and $163,571 at February 29, 2020 and May 31, 2019, respectively. No allowance for doubtful accounts was necessary during the three and nine months ended February 29, 2020 and 2019.

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	February 29, 2020	May 31, 2019
Deposits	$75,303	211,493
Prepaid expenses	254,371	178,920
Total	$329,674	$390,413

During the nine months ended February 29, 2020, the Company charged the amount of $101,512 as a reserve against a receivable from a payment card company in connection with the processing of its payment card sales. Also, during the nine months ended February 29, 2020, the Company applied deposits in the amount of $136,190 to the acquisition of fixed assets. See note 9.

Note 7 – Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	February 29,	May 31,
	2020	2019
Raw materials	$186,351	$323,635
Finished goods	543,979	423,198
Total	$730,330	$746,833

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

During the year ended May 31, 2018, the Company received a payment of $50,000 on the PRH Note.  As a result, the Company has reduced the impairment of the PRH Note by $50,000 to reflect this payment.  The receivable is recorded on the balance sheet as of February 29, 2020 in the amount of $0, net of allowance in the amount of $450,000.

IGH Note Receivable

On October 31, 2018, in connection with an option to purchase transaction (see note 4), the Company loaned $5,000,000 pursuant to the IGH Note to IGH; on November 6, 2018, IGH converted to a for-profit corporation. The IGH Note bears interest at the rate of 6% per annum. On March 1, 2020 (the “Initial Payment Date”), all accrued interest shall be added to the outstanding principal due hereunder and such amount shall be payable in eight equal quarterly installments, commencing on the Initial Payment Date, together with interest accruing after the Initial Payment Date. The IGH Note shall mature and all outstanding principal, accrued interest and any other amounts due hereunder, shall become due and payable in full on the third anniversary of the IGH Note. The IGH Note was issued in connection with a loan agreement and security agreement between the Company and IGH, and the IGH Option Agreement between the Company and IGH, among others, in both cases dated as of October 31, 2018 and the other IGH Loan Documents, and is secured by the collateral described in the IGH Loan Documents and by such other collateral as may in the future be granted to the Company to secure the IGH Note. During the three and nine months ended February 29, 2020, the Company recorded interest income in the amount of $74,795 and $225,205 in connection with the IGH Note, respectively.

By letter dated February 26, 2020, the Company informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note.  The Company advised IGH that it was electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the Note.  As a result, at February 29, 2020, principal in the amount of $5,000,000 and interest receivable in the amount of $399,453  due under the IGH Note were classified as current assets on the Company’s balance sheet.

CannAssist Note Receivable

On January 29, 2019, the Company made a line of credit loan to CannAssist pursuant to the CannAssist Note, in the principal amount of up to $500,000.  The loan bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. Payments on the loan were to commence on July 1, 2019 and the CannAssist Note was to mature on December 1, 2019. On August 26, 2019, the Company and CannAssist amended the CannAssist Note. Pursuant to the amendment, among other things, the CannAssist Note shall become due and payable in full on or before February 28, 2020. During the three and nine months ended February 29, 2020, the Company recorded interest income in the amount of $1,638 and $12,536 on the CannAssist Note, respectively. On December 23, 2019, the Company received payment in full on the CannAssist loan in the amount of $342,567, which comprises $325,000 of principal and $17,567 of interest. At February 29, 2020, the principal amount of $0 and interest receivable in the amount of $0 due under the CannAssist Note were classified as current assets on the Company’s balance sheet.

Note 9 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at February 29, 2020 and May 31, 2019.

	February 29, 2020	May 31, 2019
Office equipment	73,810	53,152
Furniture and fixtures	144,019	140,701
Machinery & Equipment	1,241,060	969,196
Leasehold improvements	$2,900,244	$1,293,660
Less: accumulated depreciation	(745,196)	(546,408)
Property, plant, and equipment, net	$3,613,937	$1,910,301

During the nine months ended February 29, 2020 and February 28, 2019, the Company made payments in the amount of $1,766,185 and $735,234, respectively, for property, plant, and equipment. In addition, during the nine months ended February 28, 2019, the Company acquired plant, property, and equipment in the amount of $933,142 with the acquisition of Alternative Solutions. See note 3. Also, during the nine months ended February 29, 2020, the Company applied $136,190 of deposits to the acquisition of fixed assets. See note 6.

Depreciation of property, plant, and equipment was $87,025 and $45,045 for the three months ended February 29, 2020 and February 28, 2019 respectively. Depreciation of property, plant, and equipment was $198,788 and $121,212 for the nine months ended February 29, 2020 and February 28, 2019, respectively.

Note 10 – Right to Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 4 years, some of which include options to extend.

The Company’s lease expense for the three and nine months ended February 29, 2020 was entirely comprised of operating leases and amounted to $109,236 and $305,019, respectively. The Company’s right of use (“ROU”) asset amortization for the three and nine months ended February 29, 2020 was $92,285 and $267,863, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right to use assets – operating leases are summarized below:

February 29, 2020
Amount at inception of leases	$1,781,446
Amount amortized	(1,215,397)
Balance – February 29, 2020	$566,049

Operating lease liabilities are summarized below:

Amount at inception of leases	$1,781,446
Amount amortized	(1,101,532)
Balance – February 29, 2020	$679,914

February 29, 2020
Warehouses and offices	$679,914
Lease liability	$679,914
Less: current portion	(443,063)
Lease liability, non-current	$236,851

Maturity analysis under these lease agreements is as follows:

Twelve months ended February 28, 2021	$443,063
Twelve months ended February 28, 2022	147,767
Twelve months ended February 28, 2023	122,128
Twelve months ended February 29, 2024	43,677
Twelve months ended February 28, 2025	-
Thereafter	-
Total	$756,635
Less: Present value discount	(76,721)
Lease liability	$679,914

Note 11 – Intangible Assets

Intangible assets consisted of the following at February 29, 2020 and May 31, 2019:

		Accumulated
February 29, 2020	Gross	Amortization	Net
Intellectual Property	$319,600	$(53,267)	$266,333
License & Customer Relations	990,000	(82,500)	907,500
Tradenames - Trademarks	301,000	(50,167)	250,833
Non-compete Agreements	27,000	(14,622)	12,378
Domain Names	3,963	(3,254)	709
Total	$1,641,563	$(203,810)	$1,437,753

		Accumulated
May 31, 2019	Gross	Amortization	Net
Intellectual Property	$319,600	$(29,297)	$290,303
License & Customer Relations	990,000	(45,375)	944,625
Tradenames - Trademarks	301,000	(27,592)	273,408
Non-compete Agreements	27,000	(12,378)	14,622
Domain names	3,963	(1,834)	2,129
Total	$1,641,563	$(116,476)	$1,525,087

Total amortization expense charged to operations for the three months ended February 29, 2020 and February 28, 2019 was $28,030 and $31,403, respectively.  Total amortization expense charged to operations for the nine months ended February 29, 2020 and February 28, 2019 was $86,334 and $83,796, respectively.

Amount to be amortized during the twelve months ended February 28,
2021	$164,156
2022	164,073
2023	163,760
2024	163,760
2025	162,638
Thereafter	619,366
$1,437,753

Note 12 – Goodwill

The Company recorded goodwill in the amount of $25,742,899 in connection with the acquisition of Alternative Solutions on June 27, 2018 (see note 3). Goodwill is tested for impairment on an annual basis utilizing the two-step process set forth in ASC 350 and ASC 360. The first step of this process compares the book value of the Company with its fair value. If the fair value exceeds its carrying amount (including recorded goodwill), no goodwill impairment has occurred. Since the fair value of the Company based upon the market price of the Company’s common stock exceeded the carrying value (including goodwill) at February 29, 2020 and May 31, 2019, no indication of goodwill impairment existed.

Note 13 – Other Assets

Other assets consisted of the following at February 29, 2020 and May 31, 2019:

	February 29,	May 31,
	2020	2019
Security deposits	167,455	167,455
	$167,455	$167,455

Note 14 – Accounts Payable and Accrued Liabilities

Accrued accounts payable and accrued liabilities consisted of the following at February 29, 2020 and May 31, 2019:

	February 29, 2020	May 31, 2019
Trade accounts payable	$569,846	$510,210
Accrued payroll and payroll taxes	193,902	230,119
Accrued liabilities	308,200	625,399
Deferred rent liability	-	151,399
Total	$1,071,948	$1,517,127

Note 15 – Notes Payable and Convertible Notes Payable

Notes Payable

	February 29, 2020	May 31, 2019

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

The Company recognized an original issue discount of $189,180 on the Oasis Note.  During the three and nine months ended February 29, 2020, $3,541 and $67,384, respectively, of this discount was charged to operations.  On August 14, 2019, the Company made a prepayment in the amount of $2,500,000, which was applied to the amount due under the Oasis Note; in addition, principal due under the Oasis note was further reduced by $133,389 for legal fees and $5,395 for other costs incurred by the Company in connection with a settlement agreement (see note 16). During the three and nine months ended February 29, 2020, the Company accrued interest in the amount of $7,047 and $82,037, respectively, on the Oasis Note. On December 31, 2019, the Company repaid the remaining amount of the note, $1,671,296, which comprised $1,363,925 of principal and $370,370 of interest.

	-	4,000,000

Total – Notes Payable	$-	$4,000,000
Less: Discount	-	(67,384)
Notes Payable, Net of Discounts	$-	$3,932,616
Current portion	$-	$3,932,616
Long term portion	$-	$-

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

On January 10, 2018, effective December 1, 2017, the Company entered into an Omnibus Amendment to Convertible Notes (the “Second Omnibus Loan Agreement”) with Jeffrey I. Binder, an officer and director of the Company, and Newcan Investment Partners LLC, an entity owned by Frank Koretsky, a director of the Company. The Second Omnibus Loan Agreement provides that the conversion price of all outstanding convertible promissory notes issued to either Mr. Binder or Newcan Investment Partners, LLC as of the date of the Agreement would be increased from $0.25 to $0.3125 per share of common stock.  The remaining terms of such notes remain unchanged. There were no balances outstanding under the Insider Loans at February 29, 2020 or May 31, 2019.

Convertible Notes Payable

February 29, 2020	May 31, 2019

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 matures on a date that is three years following issuance. The U.S. Convertible Debenture 1 is convertible into units (the “Convertible Debenture Units”) at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of Convertible Debenture 1 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 1 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the three and nine months ended February 29, 2020, $271,241 and $813,724, respectively, of this discount was charged to operations. During the three and nine months ended February 29, 2020, the Company accrued interest in the amounts of $86,485 and $260,416, respectively, on the U.S. Convertible Debenture 1. Also, during the three and nine months ended February 29, 2020, the Company transferred the amounts of $88,017 and $257,896, respectively, from accrued interest to principal of the U.S. Convertible Debenture 1.

4,993,202	4,135,306

February 29, 2020	May 31, 2019

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 matures on a date that is three years following issuance. The U.S. Convertible Debenture 2 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 2, the conversion price of Convertible Debenture 2 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 2 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the three and nine months ended February 29, 2020, $67,810 and $203,431, respectively, of this discount was charged to operations. During the three and nine months ended February 29, 2020, the Company accrued interest in the amounts of $22,058 and $65,104, respectively, on the U.S. Convertible Debenture 2. Also, during the three and nine months ended February 29, 2020, the Company transferred the amounts of $22,004 and $64,474, respectively, from accrued interest to principal of the U.S. Convertible Debenture 2.

1,098,301	1,033,827

Convertible debenture in the principal amount of $100,000 (the “U.S. Convertible Debenture 3”) dated October 24, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 3. The U.S. Convertible Debenture 3 matures on a date that is three years following issuance. The U.S. Convertible Debenture 3 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 3 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 3, the conversion price of Convertible Debenture 3 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 3 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 3 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 3 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $75,415 on the U.S. Convertible Debenture 3. During the three and nine months ended February 29, 2020, $6,285 and $18,854, respectively, of this discount was charged to operations. During the three and nine months ended February 29, 2020, the Company accrued interest in the amounts of $2,209 and $6520, respectively, on the U.S. Convertible Debenture 3. Also, during the three and nine months ended February 29, 2020, the Company transferred the amounts of $2,204 and $6,457, respectively, from accrued interest to principal of the U.S. Convertible Debenture 3.

109,998	103,541

February 29, 2020	May 31, 2019

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 matures on a date that is three years following issuance. The U.S. Convertible Debenture 4 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of Convertible Debenture 4 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 4 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the three and nine months ended February 29, 2020, $34,721 and $104,163, respectively, of this discount was charged to operations. During the three and nine months ended February 29, 2020, the Company accrued interest in the amounts of $15,781 and $38,711, respectively, on the U.S. Convertible Debenture 4. Also, during the three and nine months ended February 29, 2020, the Company transferred the amounts of $11,722 and $34,345, respectively, from accrued interest to principal of the U.S. Convertible Debenture 4.

585,926	550,719

Convertible debenture in the principal amount of $150,000 (the “U.S. Convertible Debenture 5”) dated October 26, 2018,  which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 5. The U.S. Convertible Debenture 5 matures on a date that is three years following issuance. The U.S. Convertible Debenture 5 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 5 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 5 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $120,100 on the U.S. Convertible Debenture 5. During the three and nine months ended February 29, 2020, $10,008 and $30,025, respectively, of this discount was charged to operations. During the three and nine months ended February 29, 2020, the Company accrued interest in the amounts of $3,312 and $9,776, respectively, on the U.S. Convertible Debenture 5. Also, during the three and nine months ended February 29, 2020, the Company transferred the amounts of $3,304 and $9,682, respectively, from accrued interest to principal of the U.S. Convertible Debenture 5.

164,926	155,244

February 29, 2020	May 31, 2019

Convertible debenture payable in the principal amount of $75,000 (the “U.S. Convertible Debenture 6”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 6. The U.S. Convertible Debenture 6 matures on a date that is three years following issuance. The U.S. Convertible Debenture 6 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 6 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 6 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $60,049 on the U.S. Convertible Debenture 6. During the three and nine months ended February 29, 2020, $5,004 and $15,012, respectively, of this discount was charged to operations. During the three and nine months ended February 29, 2020, the Company accrued interest in the amounts of $1,656 and $4,888, respectively, on the U.S. Convertible Debenture 6. Also, during the three and nine months ended February 29, 2020, the Company transferred the amounts of $1,652 and $4,841, respectively, from accrued interest to principal of the U.S. Convertible Debenture 6.

82,463	77,622

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures mature on a date that is three years following issuance. The Canaccord Debentures are convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 32,321 shares of the Company’s common stock, and warrants to purchase 16,160 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the three and nine months ended February 29, 2020, the Company accrued interest in the amounts of $262,527 and $774,604, respectively, on the Canaccord Debentures. Also, during the three and nine months ended February 29, 2020, the Company transferred the amounts of $261,881, and $767,066, respectively, from accrued interest to principal of the Canaccord Debentures.

13,054,182	12,303,971

	February 29, 2020	May 31, 2019
Total - Convertible Notes Payable	$19,479,136	$18,360,230
Less: Discount	(2,633,799)	(3,819,010)
Convertible Notes Payable, Net of Discounts	$16,845,337	$14,541,220

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$-	$-
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$16,845,337	$14,541,220

	February 29, 2020	February 28, 2019
Discounts on notes payable amortized to interest expense – 3 months ended February 29, 2020 and February 28, 2018, respectively	$398,611	$732,027

Discounts on notes payable amortized to interest expense – 9 months ended February 29, 2020 and February 28, 2018, respectively	$1,249,053	$2,481,674

Aggregate maturities of notes payable and convertible notes payable as of February 29, 2020 are as follows:

For the twelve months ended February 29,

2021	$-
2022	19,479,136
2023	-
2024	-
2025	-
Thereafter	-
Total	$19,479,136

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

Note 16 – Contingent Liability

The terms of the Company’s acquisition of Alternative Solutions, include a payment of $1,000,000 contingent upon the Oasis LLCs achieving certain revenue targets. (see note 3). The fair value of this contingent consideration at the time of the Acquisition Agreement was $678,111 as determined by the Company’s outside valuation consultants. Management has reviewed the value of the contingent consideration, and has concluded that, due to the increased revenue of Alternative Solutions, the fair value of this contingent liability was $1,000,000 at February 29, 2020 and May 31, 2019. The Company recorded a charge to operations in the amount of $321,889 during the year ended May 31, 2019.

Note 17 – Stockholders’ Equity

The Company’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.0001, at February 29, 2020 and May 31, 2019, and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 126,521,414 and 125,839,095 shares of common stock issued and outstanding as of February 29, 2020 and May 31, 2019, respectively.

Nine months ended February 29, 2020

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

During the nine months ended February 29, 2020, the Company charged an aggregate of $124,582 to common stock subscribed representing the accrual over the vesting period of 791,668 shares of restricted common stock issuable to officers.

The Company also charged $45,000 to common stock subscribed representing the fair value of 200,000 shares of common stock to be issued to a service provider. During the nine months ended February 29, 2020, the Company issued 100,000 of these shares of common stock. At issuance, $22,500 was transferred from common stock subscribed; $10 was charged to common stock, and $22,490 was charged to additional paid-in capital.

Nine months ended February 28, 2019

Stock Issued upon Conversion of Notes Payable:

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

In connection with the offering, the Company paid Canaccord Genuity Corp. a cash commission equal to C$1,043,028 (USD$799,053), a corporate finance fee equal to 1,448,651 special warrants, and 2,317,842 compensation broker warrants valued at $1,495,373. Each compensation broker warrant entitles the holder thereof to acquire one unit at a price of C$0.45 per unit for a period of 36 months from the date that the Company's common stock is listed on a recognized Canadian stock exchange, subject to adjustment in certain events. The 1,448,651 special warrants that were issued were valued at $1,413,300 and were charged to operations during the nine months ended February 28, 2019.

Upon exercise of the special warrants, each unit was to consist of one share of the Company's common stock and one warrant to purchase one share of common stock.  Each warrant was to be exercisable at a price of C$0.65 for three years after the Company's common stock was listed on a recognized Canadian stock exchange, subject to adjustment in certain events.

Because the Company did not receive a receipt from the applicable Canadian securities authorities for the qualifying prospectus by August 20, 2018, the unexercised special warrants were adjusted to entitle the holders to receive 1.1 units instead of one unit of the Company. This resulted in the planned issuance of an additional 3,042,167 units. This penalty was valued at $7,142,550 and was charged to operations during the nine months ended February 28, 2019.

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

Stock Issued to Officers:

Effective August 1, 2018, the Company granted 25,000 shares of restricted common stock to its Chief Financial Officer.  These shares vested four months after issuance.  The shares were valued at $17,500, and were amortized over the vesting period.  On April 1, 2019, these shares were issued. As of February 29, 2020, $17,500 had been charged to operations.

On July 31, 2018, the Company granted the Chief Executive Officer of CLS Nevada, Inc. a one-time signing bonus of 500,000 shares of restricted common stock, which fully vested one year from the effective date of his employment agreement.  These shares were valued at $355,000 and were amortized over the vesting period.  As of February 29, 2020, $355,000 had been charged to operations. The shares were issued on July 22, 2019.

On July 31, 2018, the Company granted the Chief Operating Officer of CLS Nevada, Inc. a one-time signing bonus of 50,000 shares of restricted common stock, which fully vested one year from the effective date of his employment agreement.  These shares were valued at $35,500 and were amortized over the vesting period. As of February 28, 2020, $35,500 had been charged to operations. The shares were issued on July 22, 2019.

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

Nine months ended February 29, 2020

No activity other than changes to additional paid-in capital related to the issuance of common stock disclosed above.

Nine months ended February 28, 2019

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

Warrants

On June 27, 2018, the Company incurred a penalty in connection with the WestPark Offering due to the late filing of the registration statement that included the resale of the securities that were sold in such offering.  As a result of the penalty, the Company issued three-year common stock warrants to purchase an aggregate of 1,368,250 shares of the Company’s common stock at an exercise price of $0.50 per share.   In addition, the Company reduced the exercise price of the common stock purchase warrants previously issued to the investors in the WestPark Offering from $0.75 per share to $0.50 per share.  The fair value of the penalty was $941,972; this amount was charged to operations during the nine months ended February 28, 2019.

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

The following table summarizes the significant terms of warrants outstanding at February 29, 2020. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.49	33,465,110	1.75	$0.49	33,465,110	$0.49
0.50	2,736,500	1.98	0.50	2,736,500	0.50
0.60	17,500,000	1.75	0.60	17,500,000	0.60
0.75	837,500	0.98	0.75	837,500	0.75
1.10	296,035	1.82	1.10	296,035	1.10
	54,835,145	1.75	$0.53	54,835,145	$0.53

Transactions involving warrants are summarized as follows. This table does not include the special warrants or unit warrants. See Special Warrants and Unit Warrants sections below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2018	4,497,750	$0.61
Granted	50,738,235	$0.53
Exercised	(415,000)	$0.75
Cancelled / Expired	-	$-

Warrants outstanding at May 31, 2019	54,820,985	$0.53
Granted	16,160	$1.10
Exercised	-	$-
Cancelled / Expired	-	$-
Warrants outstanding at February 29, 2020	54,835,145	$0.53

Unit Warrants

On June 20, 2018, in connection with the special warrant offering, the Company issued Canaccord Genuity Corp. 2,317,842 three-year broker warrants at an exercise price of C$0.45 per unit as compensation.  Each warrant entitles the holder to purchase one unit, which consists of one share of common stock and a warrant to purchase one share of common stock, for C$0.65 per share. These warrants were valued at $1,495,373, and this amount was charged to operations during the nine months ended February 28, 2019.

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

The following summarizes the Company’s financial liabilities that are recorded at fair value on a recurring basis at February 29, 2020 and May 31, 2019:

February 29, 2020
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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease.  These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of February 29, 2020.

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

Effective August 1, 2015, the Company and Alan Bonsett entered into a five-year employment agreement. Pursuant to the agreement, Mr. Bonsett commenced serving as the Company’s Chief Operating Officer on August 15, 2015. Under the agreement, Mr. Bonsett was entitled to receive an annual salary of $150,000. Further, he was entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of the Company’s common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, Mr. Bonsett received a one-time signing bonus of 250,000 (post Reverse-Split) shares of restricted common stock of the Company, valued at $327,500, which became fully vested one year from the effective date of the agreement. Mr. Bonsett, as an owner of Picture Rock Holdings, LLC (“PRH”), was expected to indirectly receive the benefits of the Colorado operations discussed above. Mr. Bonsett agreed to defer his salary effective July 1, 2017. No additional amounts are due to Mr. Bonsett as of February 28, 2020. On October 1, 2017, the Company and Mr. Bonsett, the Company’s Chief Operating Officer, mutually agreed to end his employment with the Company.  Mr. Bonsett may provide consulting services to the Company in the future on an as needed basis.

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

The Company and Mr. Decatur entered into a one-year employment agreement effective July 31, 2018.  Pursuant to the agreement, Mr. Decatur commenced serving as the Chief Operating Officer of CLS Nevada, Inc. on July 1, 2018.  Under the agreement, Mr. Decatur is entitled to receive an annual salary of $150,000.  Further, he is entitled to receive a performance bonus equal to 2% of the annual EBITDA of CLS Nevada, Inc., and annual restricted stock awards of the Company’ common stock in an amount equal to 3% of the annual EBITDA of CLS Nevada, Inc.  Additionally, Mr. Decatur received to a one-time signing bonus of 50,000 shares of restricted common stock, which became fully vested one year from the effective date of his employment agreement. On May 14, 2019, CLS Nevada and Mr. Decatur entered into an amendment to his employment agreement to extend the term of Mr. Decatur's employment agreement by two years instead of relying on the automatic one-year renewal provision in the employment agreement. On July 31, 2019, CLS Nevada, Inc. and Mr. Decatur amended Mr. Decatur’s employment agreement to effect the original intention of the parties that the performance bonus would be based on the results of Alternative Solutions and not CLS Nevada, Inc. On December 16, 2019, Mr. Decatur resigned from his position as Chief Operating Officer of CLS Nevada, Inc., effective immediately, for personal reasons.

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

At February 29, 2020 and 2019, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250.

Note 22 – Subsequent Events

On March 3, 2020, the Company filed a claim for declaratory relief, among other things, requesting the court declare that CLS Massachusetts had validly exercised the IGH Option and instruct IGH to comply with its diligence requests and ultimately execute a merger agreement with CLS and CLS Massachusetts. The dispute regarding whether CLS Massachusetts properly exercised the IGH Option arose after CLS Massachusetts delivered a notice of exercise to IGH and IGH subsequently asserted that CLS Massachusetts’ exercise was invalid. CLS and CLS Massachusetts intend to pursue this suit vigorously and believe that their claims are meritorious, however, there can be no assurance as to the ultimate outcome of this matter.

In December 2019, a novel strain of coronavirus (“COVID-19") emerged in Wuhan, China. Since then, it has spread to the United States and infections have been reported around the world. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. In response to the outbreak, federal and state authorities in the United States have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, nonessential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment and economic disruptions. On March 20, 2020, Nevada Governor Sisolak ordered all cannabis dispensaries to close their retail operations but permitted them to shift to a delivery-only model to serve their communities. As a result, the Company closed its retail operations for two days as it changed its business model, onboarded new staff, trained them on new software and communicated with its customer base. Within six days, the Company was achieving 50% of February 2020 sales despite having reduced its operating hours from 24 hours a day to a 14 hour a day delivery model. The Company’s wholesale business has also been adversely affected. Additional State mandates that impact the Company’s business could occur. The continued spread of COVID-19 could have a continuing adverse impact on the Company’s business, operations and financial results, including through disruptions in processing activities, sales channels, payments by wholesale customers and retail dispensary operations, as well as a deterioration of general economic conditions including a possible national or global recession. Due to the speed with which the COVID-19 pandemic is developing and the uncertainty of its magnitude, outcome and duration, it is not possible to estimate its impact on the Company’s business, operations or financial results; however, the impact could be material.

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

On October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc., a Massachusetts corporation (“IGH”), entered into an Option Agreement (the “IGH Option Agreement”). Under the terms of the IGH Option Agreement, CLS Massachusetts has an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that is one year after the effective date of the conversion and December 1, 2019 and ending on the date that is 60 days after such date. If CLS Massachusetts exercises the IGH Option, the Company, a wholly-owned subsidiary of the Company and IGH will enter into a merger agreement (the form of which has been agreed to by the parties) (the “IGH Merger Agreement”). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts will pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted Common Stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note. IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement have entered into agreements pursuant to which such stockholders have, among other things, agreed to vote in favor of such transactions. On October 31, 2018, as consideration for the IGH Option, we made a loan to IGH, in the principal amount of $5,000,000, subject to the terms and conditions set forth in that certain loan agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender. The loan is evidenced by a secured promissory note of IGH, which bears interest at the rate of 6% per annum and matures on October 31, 2021. To secure the obligations of IGH to us under the loan agreement and the promissory note, the Company and IGH entered into a security agreement dated as of October 31, 2018, pursuant to which IGH granted to us a first priority lien on and security interest in all personal property of IGH. If we do not exercise the Option on or prior to the date that is 30 days following the end of the option period, the loan amount will be reduced to $2,500,000 as a break-up fee, subject to certain exceptions set forth in the IGH Option Agreement. On August 26, 2019, the parties amended the IGH Option Agreement to, among other things, delay the closing until January 2020. By letter agreement dated January 31, 2020, the parties extended the IGH Option Agreement to February 4, 2020. On February 4, 2020, CLS Massachusetts exercised the IGH Option.

By letter dated February 26, 2020, we informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. We further advised IGH that we were electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the IGH Note. On March 3, 2020, we filed a claim for declaratory relief, among other things, requesting the court declare that CLS Massachusetts had validly exercised the IGH Option and instruct IGH to comply with its diligence requests and ultimately execute a merger agreement with us. The dispute regarding whether CLS Massachusetts properly exercised the IGH Option arose after CLS Massachusetts delivered a notice of exercise to IGH and IGH subsequently asserted that CLS Massachusetts’ exercise was invalid. CLS and CLS Massachusetts intend to pursue this suit vigorously and believe that their claims are meritorious, however, there can be no assurance as to the ultimate outcome of this matter.

On September 13, 2018, we entered into a non-binding letter of intent (the “CannAssist LOI”) with CannAssist, LLC (“CannAssist”) setting forth the terms and conditions upon which we proposed to acquire an 80% ownership interest in CannAssist. On January 29, 2019, we made a line of credit loan to CannAssist, in the principal amount of up to $500,000, subject to the terms and conditions set forth in that certain Loan Agreement, dated as of January 29, 2019 between CannAssist as the Borrower and the Company as the Lender (the “CannAssist Loan Agreement”). The Loan was evidenced by a secured promissory note of CannAssist (the “CannAssist Note”), which bore interest at the rate of 8% per annum and was personally guaranteed by the two equity owners of CannAssist. CannAssist had drawn down $325,000 on the CannAssist Note. On March 11, 2019, the Company, through our wholly-owned subsidiary, CLS Massachusetts, entered into a membership interest purchase agreement (the “CannAssist Purchase Agreement”) with CannAssist, each of the members of CannAssist, and David Noble, as the members’ representative. Mr. Noble currently serves as the President of IGH, an entity that we hold an option to acquire. After conducting diligence regarding the cost of the planned buildout of the CannAssist facility, the parties jointly decided to terminate the CannAssist Purchase Agreement effective August 26, 2019 and declared the CannAssist Note due and payable in full not later than February 28, 2020. On December 23, 2019, we received payment in full on the CannAssist Note in the amount of $342,567, which comprised $325,000 of principal and $17,567 of interest.

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

We incurred a net loss of $27,619,057 for the year ended May 31, 2019, and $1,251,999 and $3,910,473 for the three and nine months ended February 29, 2020 respectively, resulting in an accumulated deficit of $46,188,151 as of May 31, 2019, which deficit increased to $50,098,624 as of February 29, 2020.  These conditions raise substantial doubt about our ability to continue as a going concern.

Recent Developments – COVID-19

In December 2019, an outbreak of a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread across the globe, including the U.S., in which we and our subsidiaries operate, and has subsequently been recognized as a pandemic by the World Health Organization. Much of the global efforts to contain or slow the spread of COVID-19, including in the U.S., have been unsuccessful to date. The COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to the COVID-19 outbreak, the federal and state governments of the U.S., including Nevada where we operate, have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. In particular, on March 20, 2020, Nevada Governor Sisolak ordered all cannabis dispensaries to close their retail operations but permitted them to shift to a delivery-only model to serve their communities. The global pandemic of COVID-19 continues to rapidly evolve and the ultimate duration and impact of the COVID-19 outbreak is highly uncertain and subject to change.

As mentioned above, on March 20, 2020, we were required to close our Nevada dispensary and shift to a delivery-only model. As a result, we closed our retail operations for two days as we transitioned our business model to a delivery-only model, onboarded new staff, trained them on new software and communicated with our customer base. Within six days, we were achieving 50% of February sales despite having reduced our operating hours from 24 hours a day to a 14 hour a day delivery model. Although we furloughed 20 dispensary employees, as a result of the dedication of our loyal staff, we were able to quickly train a large number of our dispensary employees for new roles in our delivery-only model. While this was occurring, approximately 20% of the Nevada dispensaries closed their doors completely unable to transition to a delivery-only model. Although we are still acclimating to the delivery-only model, at present, we are experiencing larger average orders, which helps a customer minimize the impact of the delivery fee. Because our customer base has historically been approximately 80% local, we have the opportunity to continue to serve our customer base even with the almost complete elimination of the tourist and convention business in Las Vegas. Our challenge now will be to retain our local customer base until such time as the tourist and convention business resumes.

Our manufacturing facility continues to operate, but primarily for the purposes of manufacturing City Trees products to be sold at our dispensary. The wholesale business has declined substantially as the sales staff has been unable to make sales calls and most dispensaries have curtailed purchasing products from third parties, electing instead only to offer their own products for sale at their dispensaries. As a result, we have furloughed two employees who worked at our manufacturing facility. Although we have not faced shortages of extraction material to date, we are currently being impacted by the limited availability of certain materials, such as the supply of masks, gowns and other protective equipment, due to the global shortage of such protective equipment and materials

It is impossible for us to predict whether there will be additional government-mandated closures that could affect our business, how long the existing closures will remain in place, and how these measures will impact our operations. Although cannabis dispensaries in Nevada have been designated as “essential, this designation could change and it is possible that we might be prohibited even from operating our manufacturing facilities or from delivering products to our customers due to health and safety concerns for our employees. Even if our production facilities and delivery operations remain open, mandatory or voluntary self-quarantines and travel restrictions may limit our employees’ ability to get to our facilities or to customers’ homes, and this, together with the uncertainty produced by the rapidly evolving nature of the COVID-19 outbreak, may result in a suspension of or decline in production or retail sales. These types of restrictions could also impact the abilities of customers in Nevada to continue to have access to our products. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel at third-party grow and manufacturing facilities in Nevada and elsewhere. Additionally, delays in shipping as a result of COVID-19 may impact our ability to obtain materials in a timely manner. Finally, due to the almost complete elimination of the tourist and convention business in Las Vegas, dispensaries who relied heavily on such customers are now competing with us for local customers. Some of these competitors have greater financial resources than we do and could offer aggressively low prices to lure in local customers. Collectively, we expect the effects of the COVID-19 outbreak will adversely affect our fourth quarter results of operations and, if the effects continue unabated, our financial results longer term. At this time, neither the duration nor scope of the disruption can be predicted, therefore, the ultimate impact to our business cannot be reasonably estimated but such impact could be material.

Results of Operations

The table below sets forth our expenses as a percentage of revenue for the applicable periods:

	Three Months Ended February 29, 2020	Three Months Ended February 28, 2019	Nine Months Ended February 29, 2020	Nine Months Ended February 28, 2019

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	48%	61%	50%	59%
Gross Margin	52%	39%	50%	41%
Selling, General, and Administrative Expenses	69%	215%	71%	425%
Interest expense, net	22%	28%	25%	54%
Gain on Settlement of liabilities	0%	0%	-3%	0%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Three Months Ended February 29, 2020	Three Months Ended February 28, 2019	Nine Months Ended February 29, 2020	Nine Months Ended February 28, 2019

Number of Customers Served (Dispensary)	73,133	32,267	187,468	81,239
Revenue	3,224,170	2,372,790	9,139,616	5,529,053
Gross Profit	1,686,210	934,366	4,602,452	2,284,018
Net Loss	(1,251,999)	(4,831,466)	(3,910,473)	(24,187,649)

Three Months Ended February 29, 2020 and February 28, 2019

Revenue

We had revenue of $3,224,170 during the three months ended February 29, 2020, an increase of $851,380, or 36%, compared to revenue of $2,372,790 during the three months ended February 28, 2019. Our cannabis dispensary accounted for $2,637,006, or 82%, of our revenue for the three months ended February 29, 2020, an increase of $1,522,317, or 137%, compared to $1,114,689 during the three months ended February 28, 2019. This increase in dispensary revenue occurred because our average sales per day increased from $12,385 during the third quarter of fiscal 2019 to $28,978 during the comparable quarter of fiscal 2020. Our cannabis production accounted for $587,164, or 18%, of our revenue for the three months ended February 29, 2020, a decrease of $670,937, or 53%, compared to $1,258,101 for the three months ended February 28, 2019. The decrease in our production revenue occurred because we were delayed in making changes to our wholesale product mix dictated by market demand during construction of our state-of-the-art manufacturing facility. Such changes have now been implemented.

Cost of goods sold

Our cost of goods sold for the three months ended February 29, 2020 was $1,537,960, an increase of $99,536, or 7%, compared to cost of goods sold of $1,438,424 for the three months ended February 28, 2019. The increase in cost of goods sold for the three months ended February 29, 2020 was due primarily to our increase in sales during the third quarter of fiscal 2020. Cost of goods sold was 48% of sales during the third quarter of fiscal 2020 compared to 61% during the third quarter of fiscal 2019. This improvement in gross margin during the third quarter of fiscal 2020 was primarily due to a decrease in the cost of purchasing product as a result of the implementation of new processes, the retention of additional skilled employees and an improvement in inventory purchasing. Cost of goods sold during the third quarter of fiscal 2020 primarily consisted of $1,325,811 of product cost, $84,898 of state and local fees and taxes, and $73,023 of supplies and materials.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, decreased by $2,889,665, or approximately 57%, to $2,213,206 during the three months ended February 29, 2020, compared to $5,102,871 for the three months ended February 28, 2019. The decrease in SG&A expenses for the three months ended February 29, 2020 was primarily due to the ongoing implementation of aspects of our business plan (other than the Oasis LLCs) and changes in our general corporate overhead. These costs decreased by $500,214 to an aggregate of $576,834 from $1,077,048 during the third quarter of fiscal 2019. The major components of these changes compared to the comparable quarter of fiscal 2019 are as follows: professional fees decreased by $373,539; investor relations costs decreased by $255,657; and travel related costs decreased by $34,824. These reductions were partially offset by an increase in corporate payroll and related costs by $81,972 and an increase in depreciation and amortization by $28,870. The decrease in legal fees was primarily due to the reduction in acquisition and financing activity that occurred during the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019.

The decrease in SG&A expense during the third quarter of fiscal 2020 was also partially offset by an increase in costs associated with operating the Oasis LLCs during the three months ended February 29, 2020 by an aggregate of $483,513, or approximately 40%, compared to $1,207,257 during the three months ended February 28, 2019. This increase in operating costs is primarily due to an increase in the number of people employed by the Oasis LLCs to handle the increase in sales and increases in pay rates. The major components of the increase in the operating costs associated with the Oasis LLCs during the three months ended February 29, 2020 compared to the comparable quarter of fiscal 2019 were as follows:  payroll and related costs increased by $303,659; and lease, facilities and office costs increased by $49,481.

Interest expense

Interest expense for the three months ended February 29, 2020 was $725,003, an increase of $62,042, or 9%, compared to $662,961 for the three months ended February 28, 2019.  This increase was primarily due to an increase in amortization of discounts on convertible notes, which increased by $61,264 to $398,611, compared to $337,347 in the comparable period of the prior year. This occurred due to the addition of convertible debt during the three months ended February 28, 2019 in the amount of $5,857,000. The increase in interest expense during the three months ended February 29, 2020, was partially offset by an increase in interest income during the same period in the amount of $1,473 due to higher cash balances maintained during the period.

The increase in net interest expense during the three months ended February 29, 2020 was also due to the increase in convertible notes payable due to the quarterly capitalization of interest on such notes.

Net loss

For the reasons above, we incurred a net loss for the three months ended February 29, 2020 of $1,251,999, which was a decrease of $3,579,467, or approximately 74%, compared to a net loss of $4,831,466 during the three months ended February 28, 2019.

Nine Months Ended February 29, 2020 and February 28, 2019

Revenue

We had revenue of $9,139,616 during the nine months ended February 29, 2020, an increase of $3,610,563, or 65%, compared to revenue of $5,529,053 during the nine months ended February 28, 2019. We acquired the Oasis LLCs, which are our only source of revenue, effective July 1, 2018, which means that fiscal 2020 included nine months of operations of the Oasis LLCs but the comparable period during fiscal 2019 included only eight months of operations of the Oasis LLCs. This is one of the reasons for the increase in revenues for the first nine months of fiscal 2020. Our cannabis dispensary accounted for $7,035,268, or 77%, of our revenue for the nine months ended February 29, 2020, an increase of $3,460,606, or 97%, compared to $3,574,662 during the nine months ended February 28, 2019. Dispensary revenue also increased during the first nine months of fiscal 2020 because our average sales per day increased from $14,711 during the first nine months of fiscal 2019 to $25,676 during the comparable nine months of fiscal 2020. Our cannabis production accounted for $2,104,348, or 23%, of our revenue for the nine months ended February 28, 2019, an increase of $149,957, or 8%, compared to $1,954,391 for the nine months ended February 28, 2019.

Cost of goods sold

Our cost of goods sold for the nine months ended February 29, 2020 was $4,537,164, an increase of $1,292,129, or 40%, compared to cost of goods sold of $3,245,035 for the nine months ended February 28, 2019. The increase in cost of goods sold for the nine months ended February 29, 2020 was due primarily to our increase in sales during the first nine months of fiscal 2020. Cost of goods sold was 50% of sales during the first nine months of fiscal 2020 compared to 59% during the first nine months of fiscal 2019. This improvement in gross margin during the first nine months of fiscal 2020 was primarily due to a decrease in the cost of purchasing product as a result of the implementation of new processes, the retention of additional skilled employees and an improvement in inventory purchasing. Cost of goods sold during the first nine months of fiscal 2020 primarily consisted of $3,958,493 of product cost, $298,808 of state and local fees and taxes, and $119,448 of supplies and materials.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, decreased by $16,938,864, or approximately 72%, to $4,319,967 during the nine months ended February 29, 2020, compared to $23,472,037 for the nine months ended February 28, 2019. The decrease in SG&A expenses for the nine months ended February 29, 2020 was primarily due to the absence of approximately $12,947,556 in one-time financing and acquisition costs attributable to the acquisition of the Oasis LLCs, which were incurred during the nine months ended February 28, 2019. No such comparable expenses were incurred during the first nine months of fiscal 2020.

The major components of these one-time cash and non-cash financing and acquisition costs incurred during the first nine months of fiscal 2019 were as follows: the  fair value of additional warrants and special warrants issued due to our failure to meet certain registration statement filing deadlines in connection with the Westpark equity offering and the Canaccord special warrants offering in the amount of $8,084,522; the fair value of the special warrants and compensation broker warrants issued to Canaccord in connection with our sale of the special warrants in the amount of $2,908,673; broker and agent fees and commissions in the amount of $1,060,773; the fair value of 700,000 shares of common stock issued to Star Associates, which is affiliated with one of our directors, for services in connection with the Oasis transaction, of $490,000; and a foreign exchange loss on conversion of the Canaccord funds from Canadian to U.S. dollars in the amount of $403,588.

SG&A also decreased by an aggregate of $2,228,502 during the first nine months of fiscal 2020 as a result of the ongoing implementation of other aspects of our business plan and changes in our general corporate overhead, to $2,062,794 from $4,291,296 during the first nine months of fiscal 2019. The major components of these changes compared to the first nine months of fiscal 2019 are as follows: legal fees decreased by $1,860,837; investor relations costs decreased by $619,643; non-cash compensation decreased by $108,806; and travel costs increased by $30,901. These reductions were partially offset by an increase in corporate payroll and related costs by $193,889 and an increase in depreciation and amortization by $86,334. The decrease in legal fees was primarily due to the reduction in acquisition and financing activity that occurred during the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019.

The decrease in SG&A expense during the first nine months of fiscal 2020 described above was partially offset by an increase in costs associated with operating the Oasis LLCs during the nine months ended February 29, 2020 by an aggregate of $1,248,831, or approximately 39%, compared to $3,221,548 during the nine months ended February 28, 2019. This increase in operating costs was primarily due to the timing of our acquisition of the Oasis LLCs, which occurred on June 27, 2018. As a result, we incurred these costs for nine months during fiscal 2020 compared to approximately eight months during fiscal 2019. The increase was also due to an increase in operating costs during the first nine months of fiscal 2020 compared to the comparable period in fiscal 2019. The major components of the increase in the operating costs associated with the Oasis LLCs during the nine months ended February 29, 2020 were as follows: payroll and related costs increased by $827,720; lease, facilities and office costs increased by $188,167; professional fees increased by $110,681; sales, marketing, and advertising increased by $110,267; and bad debt increased by $108,374.

Gain on settlement of liabilities

During the nine months ended February 29, 2020, we made a prepayment on the Oasis Note in connection with the settlement of a dispute between the former owners of Alternative Solutions and a consultant, and the amount of $275,000, which we had accrued with respect to this dispute, was extinguished.

Interest expense

Interest expense for the nine months ended February 29, 2020 was $2,254,752, a decrease of $744,878, or 25%, compared to $2,999,630 for the nine months ended February 28, 2019.  This decrease was primarily due to a decrease in the amortization of the discount on convertible notes, which decreased by $1,229,083 to $1,252,594, compared to $2,481,677 in the comparable period of the prior year. During the comparable period of the prior year, a reset event occurred with respect to the YA II PN note. As a result, the conversion price of this note was reduced to $0.34 per share of common stock. This was considered a material modification of the note, resulting in the amortization of the discount on this note in the amount of $699,628 being recorded. In addition, amortization in the amount of $509,573 was recorded in connection with the conversion of the Darling Capital note to common stock. There were no comparable transactions during the nine months ended February 29, 2020. During the nine months ended February 29, 2020, interest expense also decreased due to an increase in interest income in the amount of $140,261 as a result of higher cash balances maintained during the period.

The decrease in net interest expense during the nine months ended February 29, 2020 was partially offset by an increase in accrued interest on our outstanding notes payable and convertible debentures, which was $1,242,037 during the first nine months of fiscal 2020, an increase of $631,213, compared to $610,824 during the first nine months of fiscal 2019. This increase was due to an increase in our outstanding debt as a result of our successful fundraising efforts during fiscal 2019 and the capitalization of interest on our outstanding convertible debentures.

Net loss

For the reasons above, we incurred a net loss for the nine months ended February 29, 2020 of $3,910,473, which was a decrease of $20,277,176, or approximately 84%, compared to a net loss of $24,187,649 during the nine months ended February 28, 2019.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at February 29, 2020 compared to May 31, 2019.

	February 29, 2020	May 31, 2019
Current Assets	$9,655,781	$12,677,566
Current Liabilities	$2,779,166	$6,924,543
Working Capital	$6,876,615	$5,753,023

At February 29, 2020, we had working capital of $6,876,615, an increase of $1,123,592 from working capital of $5,753,023 at May 31, 2019. The increase in working capital was primarily the result of all $5,399,453 due under the IGH Note being reclassified as a current asset as a result of IGH’s default and our acceleration of the full amount due under the IGH Note. Our working capital at February 29, 2020, included $3,039,095 of cash compared to $10,525,791 of cash at May 31, 2019. The decrease in cash was primarily the result of our repayment of the $4 million Oasis Note and our expenditures of cash to purchase equipment and leasehold improvements in the amount of $1,385,317 in connection with the buildout of our cannabis processing facility in Nevada. It is uncertain whether we will close on our previously announced potential acquisition of IGH in Massachusetts. On March 3, 2020, we filed a claim for declaratory relief, among other things, requesting the court declare that CLS Massachusetts had validly exercised the IGH Option and instruct IGH to comply with its diligence requests and ultimately execute a merger agreement with CLS and CLS Massachusetts. The dispute regarding whether CLS Massachusetts properly exercised the IGH Option arose after CLS Massachusetts delivered a notice of exercise to IGH and IGH subsequently asserted that CLS Massachusetts’ exercise was invalid. CLS and CLS Massachusetts intend to pursue this suit vigorously and believe that their claims are meritorious, however, there can be no assurance as to the ultimate outcome of this matter. Regardless of whether we acquire IGH, our working capital needs will likely continue to increase, particularly if the disruption to our operations caused by the COVID-19 pandemic continue, and if we require additional funds to meet them, we will seek additional debt or equity financing. We have operated at a loss since inception.

Cash flows used in operating activities were $1,871,343 during the nine months ended February 29, 2020, a decrease of $7,899,002, or 81%, compared to $9,770,345 during the nine months ended February 28, 2019.  In deriving cash flows used in operating activities from the net loss for the first nine months of fiscal 2020, there were $1,428,708 of non-cash items that were added back to the net loss for fiscal 2020 compared to $16,373,796 during the nine months ended February 28, 2019.  Significant items were as follows: gain on contingent liabilities of $275,000 during the nine months ended February 29, 2020, compared to no such comparable gain during the nine months ended February 28, 2019; amortization of debt discounts in the amount of $1,249,053 during the nine months ended February 29, 2020 in connection with discounts on the U.S. and Canaccord convertible debentures, compared to $2,481,674 during the nine months ended February 28, 2018 in connection with the discounts on the Darling Capital, Efrat Investments, YA II PN, and Lasky notes; stock-based compensation of $124,582 during the nine months ended February 28, 2020 compared to $328,513 during the nine months ended February 28, 2019; and the fair value of shares issued to consultants of $45,000 during the nine months ended February 29, 2020, compared to $490,000 during the nine months ended February 28, 2019. We also incurred approximately $11,400,000 of non-cash financing charges during the first nine months of fiscal 2019 and had no comparable activity during the first nine months of fiscal 2020. These charges consisted of a financing penalty in the amount of $8,084,522 associated with our issuance of warrants and special warrants, $2,908,673 related to the value of warrants and units issued to placement agents, and non-cash offering costs of $403,588.

Finally, our cash used in operating activities was affected by changes in the components of working capital. The overall net change in the components of working capital resulted in an increase in cash from operating activities in the amount of $610,42 during the nine months ended February 29, 2020, compared to a decrease in cash from operating activities in the amount of $1,956,492 during the first nine months of fiscal 2019.  The more significant changes in the components of working capital that increased the amount of cash used in operating activities during the nine months ended February 29, 2020 were as follows: accrued interest increased cash by $934,117, which related primarily to the increased principal outstanding on the convertible debentures of $19,479,137 at February 29, 2020 compared to $18,750,227 at February 28, 2019. In addition, the right of use asset, net of operating lease liability, increased cash used in operating activities by $113,865 due to lease payments made and recorded in accordance with ASU 2016-02. The more significant changes in the components of working capital that decreased the amount of cash used in operating activities during the nine months ended February 29, 2020 were as follows: accounts payable and accrued expenses decreased cash by $166,468, primarily due to the elimination of deferred rent in the amount of $151,399 in connection with the implementation of ASU 2016-02; and interest receivable decreased cash by $221,195 due to interest accruals on the CannAssist and IGH notes receivable, which were not yet outstanding during the nine months ended February 28, 2019.

Cash flows used in investing activities were $1,616,185 for the nine months ended February 29, 2020, a decrease of $10,251,759, or 86%, compared to $11,867,944 during the nine months ended February 28, 2019.  During the nine months ended February 29, 2020, we made cash payments to purchase equipment and build out our leased facilities, which included $1,385,317 to build out our facilities in Nevada pursuant to our expansion plan. We also made a second advance of $175,000 on our loan to CannAssist and received a principal payment from CannAssist of $325,000, which together with an interest payment, repaid this loan in full. During the nine months ended February 28, 2019, we made a net cash payment in the amount of $5,982,710 in connection with the acquisition of Alternative Solutions and made loans to IGH and CannAssist in the amounts of $5,000,000 and $150,000, respectively.

Cash flows used in financing activities were $3,999,168 for the nine months ended February 29, 2020, an increase of $37,556,508, or 112%, compared to cash provided by financing activities of $33,557,340 during the nine months ended February 28, 2019. During the nine months ended February 29, 2020, we made a cash prepayment in the amount of $3,999,168 on the Oasis Note. During the nine months ended February 28, 2019, we received cash in the amount of $33,904,978 from the sale of equity to Navy Capital and convertible debentures to investors in the Canaccord Special Warrant Offering.

Third Party Debt

The table below summarizes the status of our third party debt and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our Common Stock:

Name of Note	Original Principal Amount	Outstanding or Repaid	Payment Details

Darling Capital Note	$550,000	Repaid	Converted into 1,808,000 shares

Efrat Investments Note	$55,000	Repaid	Converted into 183,040 shares

Todd Blatt	$210,000	Repaid	Repaid

AJG Group	$100,000	Repaid	Repaid

YA II PN Note	$750,000	Repaid	Repaid
	$250,000	Repaid	$250,000 plus interest converted into 700,616 shares of Common Stock.
	$250,000	Repaid	$250,000 plus interest converted into 640,068 shares of Common Stock.

Oasis Note	$4,000,000	Repaid	Repaid

2018 U.S. Convertible Debentures	$5,857,000	Outstanding	Due October 26-31, 2021

2018 Convertible Debentures	$12,012,000	Outstanding	Due December 2021. Principal and interest in the aggregate amount of $25,803 converted into 32,321 shares of Common Stock.

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

2018 U.S. Convertible Debenture Offering

Between October 25, 2018 and November 2, 2018, we entered into six subscription agreements, pursuant to which we agreed to sell, for an aggregate purchase price of $5,857,000, $5,857,000 in original principal amount of convertible debentures in minimum denominations of $1,000 each. The debentures bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen (18) months following their issuance, being payable by increasing the then-outstanding principal amount of the debentures. The debentures mature on a date that is three years following their issuance. The debentures are convertible into units at a conversion price of $0.80 per unit. Each unit consists of (i) one share of our Common Stock, par value $.001 and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of Common Stock at a price of $1.10. The debentures have other features, such as mandatory conversion in the event our Common Stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. Navy Capital and its affiliates purchased $5,000,000 in principal amount of debentures, with the remaining $857,000 in principal amount being purchased by several unaffiliated purchasers. The debentures include a provision for the capitalization of accrued interest on a quarterly basis; for the first 18 months after issuance. At February 29, 2020, accrued interest in the aggregate amount of $576,954 has been capitalized, and the aggregate principal amount of the debentures was $6,433,954.

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

We closed the 2018 Convertible Debenture Offering on December 12, 2018, issuing $12,012,000 million in 8% senior unsecured convertible debentures at the initial closing. At the closing, we paid the agents: (A)(i) a cash fee of $354,000 for advisory services provided to us in connection with the offering; (ii) a cash commission of $720,720, equivalent to 6.0% of the aggregate gross proceeds received at the closing of the offering; (B)(i) an aggregate of 184,375 units for advisory services; and (ii) a corporate finance fee equal to 375,375 units, which is the number of units equal to 2.5% of the aggregate gross proceeds received at the closing of the offering divided by the conversion price; and (C)(i) an aggregate of 442,500 advisory warrants; and (ii) 900,900 broker warrants, which was equal to 6.0% of the gross proceeds received at the closing of the offering divided by the conversion price. The debentures include a provision for the capitalization of accrued interest on a quarterly basis; for the first 18 months after issuance. At February 29, 2020, accrued interest in the amount of $1,059,038 had been capitalized. During the nine months ended February 29, 2020, principal in the amount of $25,856 was converted into 32,319 shares of common stock, and the principal amount of the debenture was $13,045,182.

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

The Company valued warrants using the Black-Scholes valuation model utilizing the following variables:

	February 29,	February 28,
	2020	2019
Volatility	134.8 to 144.7%	231.1-232.2%
Dividends	$0	$0
Risk-free interest rates	1.86% to 1.87%	2.65% to 2.67%
Term (years)	3	3

Liquidity and Capital Needs

During the next 12 months, we will likely require additional capital to cover our projected corporate level cash flow deficits and possible operating deficits, if any, as a result of the COVID-19 pandemic, to fund the interest payments due on our convertible debt and for the development of other revenue sources, including the possible closing of the IGH Option Agreement.

Due to the current and uncertain future impacts of the COVID-19 pandemic, during the next twelve months we do not expect to implement any expansion plans with the possible exception of the closing on the IGH Option Agreement. On March 3, 2020, we filed a claim for declaratory relief, among other things, requesting the court declare that CLS Massachusetts had validly exercised the IGH Option and instruct IGH to comply with its diligence requests and ultimately execute a merger agreement with CLS and CLS Massachusetts. The dispute regarding whether CLS Massachusetts properly exercised the IGH Option arose after CLS Massachusetts delivered a notice of exercise to IGH and IGH subsequently asserted that CLS Massachusetts’ exercise was invalid. CLS and CLS Massachusetts intend to pursue this suit vigorously and believe that our claims are meritorious, however, there can be no assurance as to the ultimate outcome of this matter. If, through settlement or court order, we are able to close on this acquisition, the purchase price includes $35 million in cash, which we would plan to fund with the proceeds of future equity sales, warrant exercise proceeds and/or loans. Although we believe we will be successful in raising the capital required to close this acquisition, we have not entered into any definitive agreements with respect to such fundraising and given the uncertainties in the capital markets that exist as a result of the COVID-19 pandemic, there can be no assurances that we will be able to raise the necessary funds.

Although our revenues are expected to grow as we expand our operations, due to the effects of the COVID-19 pandemic, we do not know if our revenues during the next year will exceed our Oasis and City Trees operating costs and they likely will not exceed our Oasis and City Trees operating costs and corporate overhead. Although prior to the outbreak of the COVID-19 virus, we believed we had funds sufficient to sustain our operations at their current level during the next year, due to the uncertain duration and impact of this pandemic, we are unable to predict whether this remains the case. If we require additional cash, we expect to obtain the necessary funds as described above; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, as well as the impacts that the COVID-19 pandemic may have on our ability to obtain the necessary funds. We cannot assure that we will be successful in meeting our liquidity and capital needs during the coming year, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

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

Consulting Agreements

We periodically use the services of outside investor relations consultants. During the year ended May 31, 2016, pursuant to a consulting agreement, we agreed to issue 10,000 shares of Common Stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our Common Stock have been earned and it is uncertain whether any shares will be issued. As of February 28, 2019, we have included 20,000 shares of Common Stock, valued at $23,200 in stock payable on the accompanying balance sheets. The shares were valued based on the closing market price on the grant date.

On December 29, 2015, pursuant to a consulting agreement, we agreed to issue 25,000 shares of Common Stock per month, valued at $21,250, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our Common Stock have been earned and it is uncertain whether any shares will be issued. As of February 28, 2019, we had 50,000 shares of Common Stock, valued at $42,500 included in stock payable on the accompanying balance sheet. The shares were valued based on the closing market price on the grant date.

On July 24, 2018, we issued 700,000 shares of Common Stock with a fair value of $490,000 to Star Associates for services in connection with the Oasis acquisition. Star Associates is controlled by Andrew Glashow, a director (and current officer) of the Company.

On September 11, 2018, the Company issued 31,250 shares of common stock with a fair value of $25,310 in exchange for legal services previously rendered to the Company. These shares were accrued on February 8, 2018 and were issued from stock payable.

On August 16, 2019, we amended a consulting agreement whereby we agreed to issue up to 200,000 shares of common stock with a fair value of $45,000 plus pay certain amounts in exchange for the consultant’s development for us of a corporate finance and investor relations campaign, which services were provided over a six month period. The amount of $15,000 and $45,000 was charged to operations during the three and nine months ended February 29, 2020, respectively, in connection with this agreement. During the nine months ended February 29, 2020, 100,000 shares of the 200,000 shares were issued.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, and had an accumulated deficit of $50,098,624 and working capital of $6,876,615 at February 29, 2020. The report of our independent auditors for the year ended May 31, 2019, contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs, to borrow capital and to sell equity to support our plans to acquire operating businesses, open processing facilities and finance ongoing operations There can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for us on January 1, 2020. The amendments in this ASU will be applied on a prospective basis. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On February 4, 2020 as amended on March 3, 2020, we filed a claim for declaratory relief, among other things, in the Superior Court of Suffolk County, Massachusetts, requesting the court declare that CLS Massachusetts validly exercised the IGH Option to acquire IGH and instruct IGH to comply with our diligence requests and ultimately execute a merger agreement with us. The dispute regarding whether CLS Massachusetts properly exercised the IGH Option arose after it delivered a notice of exercise to IGH and IGH subsequently asserted that its exercise was invalid. We intend to pursue this suit vigorously and believe that our claims are meritorious, however, there can be no assurance as to the ultimate outcome of this matter.

Item 1A. Risk Factors.

Our business may be materially adversely affected by the recent COVID-19 outbreak.

The recent outbreak of the coronavirus, or COVID-19, which has been declared by the World Health Organization to be a “pandemic,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, and our customers may be prevented from purchasing our products, due to shutdowns, “stay at home” mandates or other preventative measures that may be requested or mandated by governmental authorities. On March 20, 2020, Nevada Governor Sisolak ordered all cannabis dispensaries to close their retail operations and we became limited to delivery-only retail sales. Our wholesale business has also been adversely affected due to the impact of the pandemic on the businesses or our wholesale customers. While it is not possible at this time to estimate the impact that COVID-19 (or any other actual or potential pandemic) could have on our business, or the duration of the pandemic, the continued spread of COVID-19 (or any other actual or potential pandemic) and the measures taken by the U.S. federal and state governments, could disrupt the manufacture or sale of our products and adversely impact our business, financial condition or results of operations. It could also affect the health and availability of our workforce at our facilities, as well as those of our suppliers, wholesale and retail customers. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Because cannabis remains federally illegal, it is likely that we will not be eligible to participate in any federal government relief programs (such as Small Business Administration loans that were recently announced) resulting from COVID-19 or any other actual or potential pandemic.

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

CLS HOLDINGS USA, INC.

Date: April 13, 2020	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 13, 2020	By:	/s/ Gregg Carlson
Gregg Carlson
Chief Financial Officer
(Principal Financial and Accounting Officer)