Form 10-K
period 2020-05-31
CLS Holdings USA, Inc.
filed 2020-08-31
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes  ☒ No

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $20,123,457.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 126,521,416 shares of common stock, par value $0.0001, as of August 24, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual report on Form 10-K will be incorporated by reference from the Registrant's definitive proxy statement or included in an amendment on Form 10-K/A that will be filed not later than 120 days after the end of the fiscal year ended May 31, 2020.

Cautionary Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which is also referred to as “forward-looking information” that relate to the Company’s current expectations and views of future events. The forward-looking information is contained principally in the sections entitled “Our Business,” “Management’s Discussion and Analysis” and “Risk Factors”.

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

Some of these statements relate to the future impact of the COVID-19 virus on our business, the future results of our initiatives to retain our employees and strengthen our relationships with our customers and community during the pandemic, the future effect of our initiatives to retain and expand market share and achieve growth following the pandemic, results of operations during the pandemic, and the effectiveness of our business practices during the pandemic. The continued spread of COVID-19 could have, and in some cases already has had, an adverse impact on our business, operations and financial results, including through disruptions in our processing activities, sales channels, and retail dispensary operations as well as a deterioration of general economic conditions including a possible national or global recession. Due to the speed with which the COVID-19 situation is developing and the uncertainty of its magnitude, outcome and duration, it is not possible to estimate its impact on our business, operations or financial results; however, the impact could be material.

This forward-looking information also includes, among other things, information and statements relating to:

●	our expectations regarding our revenue, expenses and operations
●	our anticipated cash needs and our needs for additional financing
●	our intention to grow our business and our operations, including the addition of retail stores, grow operation expansion and the expansion of our production operation
●	our expansion at the Warehouse Facility and the production capacity thereof
●	the expected growth in the number of consumers using our products
●	the expected growth of the cannabis industry in Nevada and in the U.S.
●	our ability to finance our planned operations and future acquisitions
●	safety and dosing of cannabis
●	expectations with respect to future production costs and capacity
●	expectations with respect to the renewal and/or extension of our licenses
●	expectations with respect to our plan to apply for additional retail store licenses
●	expectations with respect to the effects our patent and process will have on costs and revenues
●	market reception of our current product offerings and other new delivery mechanisms produced by us for use by consumers
●	our competitive position and the regulatory environment in which we operate
●	any commentary or legislative changes related to the legalization of medical or recreational cannabis and the timing related to such commentary or legalization
●	any changes to U.S. federal policies regarding the enforcement of the Controlled Substances Act
●	our ability to monetize our patented production process

Forward-looking information is based on certain assumptions and analyses made by the Company in light of the experience and perception of historical trends, current conditions and expected future developments and other factors it believes are appropriate and is subject to risks and uncertainties. Although we believe that the assumptions underlying this information are reasonable, they may prove to be incorrect, and we cannot assure that actual results will be consistent with this forward-looking information. Given these risks, uncertainties and assumptions, prospective investors should not place undue reliance on this forward-looking information. Whether actual results, performance or achievements will conform to our expectations and predictions is subject to a number of known and unknown risks, uncertainties, assumptions and other factors, including those listed under “Risk Factors”, which include:

●	Shutdowns or operational disruptions related to COVID-19
●	ongoing compliance with regulatory requirements relating to our business
●	changes in laws, regulations and guidelines relating to our business
●	difficulties in obtaining bank accounts and transferring money
●	risk of prosecution of the cannabis business at the federal level in the U.S. due to the ambiguity of laws in relation to medical cannabis and the cannabis business
●	accuracy of current research regarding the medical benefits, viability, safety, efficacy and dosing of cannabis
●	our history of losses
●	failure or delay of our operations, including the addition of retail stores, grow operation expansion, and the expansion of processing operators at the Warehouse Facility
●	our ability to utilize or monetize our patented industrial process
●	reliance on management and loss of members of management or other key personnel or an inability to attract new management team members
●	inability to raise financing to fund on-going operations, capital expenditures or acquisitions
●	inability to realize growth targets
●	requirements of additional financing
●	competition in our industry
●	inability to acquire and retain new clients
●	inability to develop new technologies and products and the obsolescence of existing technologies and products
●	vulnerability to rising energy costs
●	vulnerability to increasing costs and obligations related to investment in infrastructure, growth and regulatory compliance
●	dependence on third party transportation services to deliver our products
●	unfavorable publicity or consumer perception
●	product liability claims and product recalls
●	reliance on key inputs and their related costs
●	dependence on suppliers and skilled labor
●	difficulty associated with forecasting demand for products
●	operating risk and insurance coverage
●	inability to manage growth
●	conflicts of interest among our officers and directors
●	environmental regulations and risks
●	managing damage to our reputation and third party reputational risks
●	inability to adequately protect our intellectual property due to cannabis being illegal under U.S. federal law
●	potential reclassification/re-categorization of cannabis as a controlled substance in the U.S.
●	changes to safety, health and environmental regulations
●	exposure to information systems security threats and breaches
●	management of additional regulatory burdens
●	volatility in the market price for our Common Stock
●	potential imposition of additional sales practice requirements by the SEC
●	no dividends for the foreseeable future
●	future sales of Common Stock by existing stockholders causing the market price for our Common Stock to fall
●	the issuance of Common Stock in the future causing dilution

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

We intend to monetize this extraction method and generate revenues through (i) the licensing of our proprietary methods and processes to others, as in the Colorado Arrangement, (ii) the processing of cannabis for others, and (iii) the purchase of cannabis and the processing and sale of cannabis-related products.  We plan to accomplish this through the acquisition of companies, the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can establish a position as one of the premier cannabinoid extraction and processing companies in the industry. Assuming we do so, we then intend to explore the creation of our own brand of concentrates for consumer use, which we would sell wholesale to cannabis dispensaries. We believe that we can create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling. We also plan to offer consulting services through Cannabis Life Sciences Consulting, LLC (“CLS Consulting”), which will generate revenue by providing consulting services to cannabis-related businesses, including growers, dispensaries and laboratories, and driving business to our processing facilities. Finally, we intend to grow through select acquisitions in secondary and tertiary markets, targeting newly regulated states that we believe offer a competitive advantage. Our goal at this time is to become a successful regional cannabis company.

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

Equipment Lease

In addition to the above-referenced Sublease, on April 17, 2015, CLS Labs Colorado and PRH entered into an Equipment Lease Agreement (the “PRH Equipment Lease”) whereby, in exchange for a lease payment, CLS Labs Colorado agreed to commence building a fully equipped lab at the leased premises, including purchasing all equipment necessary to extract, convert and provide quality control of all cannabis products of PRH. The term of the PRH Equipment Lease was to commence upon delivery of the equipment and terminate upon the earlier of ten (10) years from its effective date or such earlier date upon which the real property lease is terminated. Due to our suspension of plans to enter the Colorado market, the PRH Equipment Lease never commenced.

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

The number of purchase price shares was equal to 80% of the offering price of the Company’s Common Stock in its last equity offering, which price was $0.34 per share.  The Oasis Note is secured by a first priority security interest over the membership interests in Alternative Solutions and the Oasis LLCs, as well as by the assets of the Oasis LLCs.  The Oasis Note bears interest at the rate of 6% per annum and both principal and accrued interest were paid in full in December 2019. We also delivered a confession of judgment to a third party neutral representative of the parties that will become effective, in general, if we default under the Oasis Note.

At the time of closing of the Acquisition Agreement, Alternative Solutions owed certain amounts to a consultant known as 4Front Advisors, LLC (“4Front”). In August 2019, we made a payment to this company to settle this dispute and the Oasis Note was reduced accordingly.

The sellers of the membership interests in Alternative Solutions are also entitled to a $1,000,000 payment from the Company on May 30, 2020 if the Oasis LLCs have maintained an average revenue of $20,000 per day during the 2019 calendar year. This amount was fully accrued at May 31, 2019. In May 2020, we paid $850,000 of this amount to the sellers and deposited the balance in escrow pending the payment of a state sales and excise tax amount with respect to the pre-closing period.

None of the sellers of the membership interests in Alternative Solutions or the Oasis LLCs was affiliated with the Company prior to the closing.  In connection with the closing, however, the Company employed Benjamin Sillitoe, the CEO and a member of Alternative Solutions, as the Chief Executive Officer of CLS Nevada, Inc., and Don Decatur, the COO of the Oasis LLCs, as the Chief Operating Officer of CLS Nevada, Inc. for a period of time following closing.

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

Nevada Operations

We own 100% of Alternative Solutions, which is a Nevada-based holding company that owns three separate entities with licenses to operate cannabis businesses within the State of Nevada. Oasis currently operates a retail marijuana dispensary within walking distance to the Las Vegas Strip. Its other subsidiaries, which do business as City Trees Cultivation and City Trees Production, currently operate a small-scale cultivation and product manufacturing facility, as well as a wholesale distribution operation in North Las Vegas. Management expects that the vertically integrated business model will drive strong margins to the bottom line on a large portion of existing sales at the dispensary as the newly expanded Warehouse Facility becomes fully operational. (See section entitled “Expansion of Cultivation Facilities” below).

Oasis’ retail dispensary is a single location operation in Nevada and occupies over 5,000 square feet of an over 20,000 square foot building This location, which is easily accessible by tourists, is currently open 16 hours per day for walk-in / in-store pickup and 16 hours per day for curbside orders. It also delivers cannabis to residents between the hours of 8:00 AM and 10:00 PM. The central location provides logistical convenience for delivery to all parts of the Las Vegas valley.

City Trees’ wholesale operations, which occupies approximately 10,000 square feet of a 22,000 square foot warehouse (the “Warehouse Facility”), began sales to third parties in August 2017 and completed construction and received certificate of occupancy for its state-of-the-art extraction facility in December of 2019. It had made sales to over 45 external customers by May 31, 2020. Its existing product line includes vaporizers, tinctures, ethanol produced THC distillate, and live and cured hydrocarbon concentrates. At present, the City Trees cultivation facility only grows breeding stock to preserve valuable genetics and does not offer its crops for sale or processing. As a result, all raw materials for manufacturing are sourced from third parties.

Market Growth

Legal cannabis sales in the U.S. have grown substantially in recent years. This growth trend is expected to continue as more states legalize medical and recreational cannabis and as more consumers choose to make legal cannabis purchases instead of buying through traditional sources. Consumers who are learning about new research supporting the health and the perceived medical benefits of cannabis will be a secondary source of strong growth in the market for the next several years.

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

City Trees’ wholesale growth strategy focuses on more fully utilizing its new and expanded state-of-the-art Warehouse Facility, which was completed in December 2019, by adding new customers and increasing product line diversity, uniqueness, and penetration at each customer’s retail location. City Trees has about 40 customers with regular recurring orders at dispensaries located throughout Nevada. Oasis currently purchases about $45,000 per month in products from City Trees, which represents about 15% of City Trees’ total retail sales. As a result of these purchases, City Trees has reduced its cost of goods sold on all its SKUs by approximately half, increasing its gross margin.

City Trees’ revenues were reduced substantially shortly after the commencement of the COVID-19 pandemic as its customers halted buying products from third parties. In recent months sales have been steadily improving but have not yet returned to the pre-COVID-19 levels. In addition, its customers are generally submitting smaller shorter term orders for the near future instead of larger long term orders.

Dispensary Operations

Oasis opened as a medical cannabis dispensary in 2015 and began retail sales to adults over the age of 21 on July 1, 2017. Customers and patients can browse the selection of inventory on display and ask questions to qualified staff with minimal wait times. The dispensary was recently renovated in November of 2019. The renovations included updating the sales floor by adding an additional 8 registers, as well as an inventory storage behind the sales staff which allows for a smoother and overall better customer experience within Oasis.

Inventory Management

The revenues of Oasis have increased since the onset of the COVID-19 pandemic. The operations of the Oasis dispensary, however, have changed markedly since the onset of COVID-19. Prior to the pandemic, almost all of the Oasis sales were made in its dispensary. At present, approximately 40% of its sales are made via delivery or curbside sales and only approximately 60% of sales are made in the dispensary.

All inventory is tracked in the state-mandated METRC seed to sale tracking system. Additionally, we have implemented Leaf Logix for our point of sale and internal inventory management system. Each item is stored in a designated physical location that is also reflected in the inventory control system. All products are prepackaged before arriving at the retail store and a barcode is added to each package to ensure the proper products are fulfilled in each order. Leaf Logix synchronizes its sales and inventory data with METRC, but we also regularly reconcile the two systems for additional assurance of compliance with state mandated inventory tracking accuracy. Regular, independent inventory counts ensure that any physical variances from the tracking system are detected and addressed immediately. All product that is unusable is destroyed and logged with photo-evidence according to state regulations.

Product Selection

Product selections are currently managed by a team comprised of the Director of CLS Nevada, General Manager, and Inventory Team Leader/Purchaser. As Oasis adds new locations, it will form a centralized purchasing team supervised by the Director that will ensure there is consistent product selection across all locations. The Inventory Team Leader/Purchaser, or the Director will be responsible for negotiating bulk purchase discounts and maintaining target gross margins. Inventory Team Leader/Purchaser or Director will also be responsible for quality assurance and product mix. Each new vendor is researched, and their operations are visited whenever possible. Product samples are distributed to various employees and feedback is reviewed before making final product decisions. Oasis carries between 30 and 40 different cultivars or “strains” of cannabis flowers in addition to a wide variety of cannabis products such as vaporizers, concentrated oil, edibles, capsules, tinctures, and beverages.

Payment System and Banking

Payments made at Oasis can be completed via cash or a debit cashless ATM system. Cash risk is minimized by making regular deposits in our bank account at a credit union, located in Colorado. Cash deposits are picked up by armed personnel and taken to the LA Federal Reserve Bank where the deposit is made on our behalf.

Home Delivery

Home delivery is currently about 15% of the total sales mix of Oasis. Customers can call or place orders online for both pickup and delivery. The current delivery fees are as follows: $50.00 minimum through $74.99 (subtotal) is a $10.00 delivery fee. $75.00 through $99.99 (subtotal) is a $7.00 delivery fee. All sales over $100.00 (subtotal) get free delivery. Home deliveries average well over $100 per order, which is about 75% higher than in-store orders. Oasis is centrally located within the Las Vegas valley which makes it roughly equally distant from all areas of town. This allows the store to have a much wider geographic reach than it otherwise would. Many locals work on the Las Vegas Strip close to the store and will shop there when going to and from a shift. Offering delivery also allows them to conveniently make a purchase from Oasis without having to drive past a cannabis store that might be located closer to their homes. Many consumers prefer the convenience of home delivery and this allows Oasis to be their dispensary of choice regardless of how close they live to the store.

Pricing Strategy

Oasis targets at least a 60% - 65% gross margin when determining pricing for any given product. Market dynamics such as supply, demand, and competitive pressure can cause variances from the target. The Inventory Team Leader/Purchaser of Oasis, as part of the purchasing team, conducts a pricing survey for all new products to determine which of the competition in close proximity carries the product and how much such competition is charging for similar products.

Marketing Strategy

Oasis uses a variety of methods to reach consumers including billboards, paid digital and video online ads, social media, marketing to rideshare drivers, and social engagement through a calendar of events at its community center called Community Oasis. It has recently begun using radio advertisements to gain extra exposure for special events, such as the “grand-reopening” and April 20th and Halloween celebrations in 2019. These radio advertisements have proven to be effective and cost efficient only when there is a new event or great offer to share, so they are used only for a limited time and when there is a compelling message. Further, Oasis is recognized as the local choice and has an aggressive rewards program that serves to keep locals engaged in the brand. In order to stay top of mind with their consumers Oasis sends out daily text messages to over 10,000 people and weekly emails to an additional 10,000 people. Oasis employs a Director of Marketing who is responsible for developing and implementing the quarterly marketing strategies that coincide with different seasons and events in Las Vegas.

Cultivation, Production & Wholesale Sales Operations

City Trees’ wholesale laboratory operations are now fully operational, with all oil being manufactured in-house and formulated into a variety of finished products for sale and distribution to retail cannabis stores and medical dispensaries throughout Nevada. The laboratory throughput and design was implemented in such a way that extra capacity could be absorbed by third party toll processing, and as such, City Trees’ is processing approximately 300 pounds of raw material per month for third party vendors between both ethanol and hydrocarbon extraction methods. The ability to produce has significantly improved the cost of goods sold for Oasis. (See section entitled “Expansion of Cultivation Facilities” below.)

Due to the small size of the existing City Trees’ grow operation, it currently only cultivates plants for breeding and to preserve quality stock and does not harvest its plants for either production or for sale to third parties. Some of these cultivars are High Times Cannabis Cup Winners which provide intrinsic value for not only breeding but for possible licensing deals with exclusive rights and/or access.

Expansion of Cultivation Facilities

City Trees Cultivation is in the preliminary stages of expanding its grow operation and implementing additional manufacturing operations using both Alternative Solutions’ existing processing methods and our patented processing methods. City Trees Cultivation intends to build out a grow operation to manufacture products for Oasis. Based on current wholesale prices for cannabis, however, which are relatively low due to ample supply, these plans are on hold, we will continue to monitor wholesale cannabis press and determine if and when to proceed.

Product Line

City Trees offers the following product lines to its wholesale customers:

●    The vaporizer, live and cured concentrate product line consists of proprietary blends of cannabis oil and terpenes filled into custom branded City Trees vaporizers that utilize ceramic heating technology to deliver clean, even heat without using a wick like most traditional vaporizers.

●    The City Trees line of tinctures includes a 1 to 1 to 1, 20 to 1, and a 1 to 1 CBD to THC ratio, CBD to THC to CBG ratios, as well as a THC only version. The tinctures are available in 3 different carriers and flavors, MCT oil, agave nectar, and chocolate agave nectar.

Pricing Strategy

The raw materials cost inputs have dropped over the last year because of an increase in the supply of raw materials to produce THC distillate We target retail prices to be competitive against other high-end brands and to deliver strong margins to City Trees and its retail customers.

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

Licenses

A Cannabis Retail Store License or Medical Cannabis Dispensary Registration Certificate allows for the sale of cannabis products to the applicable end consumer. A company must hold both licenses to be able to sell products to both types of consumers. A cannabis retail store and a medical cannabis dispensary may also deliver to residents in Nevada without any additional licensing. Both local and state licenses are required.

A Retail (adult-use or recreational) Cannabis Cultivation or Medical Cannabis Cultivation Registration Certificate allows the holder to grow as much cannabis as it can in its approved cultivation space. There is no limitation to the number of plants that may be grown at any time. The Cannabis Compliance Board can limit the amount of cultivation space through a public meeting if it determines such a limitation is needed.

A Retail (adult-use or recreational) Cannabis Product Manufacturing license or Medical Cannabis Production Registration Certificate allows for the extraction, conversion, and manufacturing of raw cannabis material into finished consumer packaged goods. The Cannabis Compliance Board (“CCB”) must approve all formulas, processes, equipment, products, and packaging prior to any manufacturing or sales.

A Retail (adult-use or recreational) Cannabis Distributor License allows licensees to deliver wholesale products from a cultivator or manufacturer to a retail store. This is only a requirement for products that could be sold to recreational customers. Many vertically integrated operators are forced to use third party distributors to deliver products from their wholesale facilities to their own stores and to other customers. City Trees holds one of a limited number of distributor licenses that exist to serve the more than 60 medical dispensaries or retail stores and approximately 200 wholesalers in the state. Oasis is licensed to operate in the City of Las Vegas as a Dual-Licensed Medical Marijuana Dispensary and Marijuana Retail Store Business, and in the State of Nevada as a Medical Cannabis Dispensary Establishment and a Cannabis Retail Store. City Trees Production is licensed to operate in the State of Nevada as a Medical Cannabis Production Establishment, a Retail Cannabis Product Manufacturing facility and a Retail Cannabis Distributor. City Trees is also licensed to operate in the State of Nevada as a Medical Cannabis Cultivation Facility and a Retail Cannabis Cultivator. Please see “Our Business – Regulation and Licensure – Oasis LLC Licenses” for a complete list of state and local licenses held by the Oasis LLCs and “Our Business – Regulation and Licensure – Nevada Licenses and Regulations” for additional information regarding Nevada licensures.

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

The Director of Laboratory Operations has gained important skills and knowledge through experience with all areas needed to run a successful cultivation and extraction operation. These include indoor warehouse, outdoor, greenhouse, greenhouse light deprivation, meristem tissue culture, hydroponic irrigation/fertigation, DWC, coco, soil, rockwool, no-till, organic and synthetic feedings, and non-solvent, hydrocarbon, ethanol, and CO2 extraction respectively . With these skills and knowledge, we expect the Company to continue to develop unique, new strains that are only available to City Trees and will build on the current knowledge of the organization through testing new techniques and technologies in a small research and development room within the cultivation facility. The previous experience of the management team of CLS Nevada, along with independent consultation, is the basis for Oasis’ proprietary standard operating procedures that we believe will ensure consistent quality and yield performance.

The extraction/product formulation team is headed by a Doctor of Pharmacy and includes employees with hands-on experience in cannabis extraction and product manufacturing. This provides access to both the technical and hands-on applications of knowledge that benefits product formulation in addition to extraction efficiency and productivity.

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

There is currently no legal limitation on the number of cultivation and product manufacturing licenses that may be issued and there is no limitation on how much can be grown or produced with those licenses. However, the CCB is tasked with determining what it believes is an adequate supply of cultivation and production licenses and at present there is no open application period.

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

The wholesale market, however, is more fluid.  At present, both supply and demand for raw cannabis are increasing, but the increase in supply precipitated by the commencement of recreational sales is outpacing the increase in demand.  As a result, Nevada wholesale prices have decreased over the last year.  We have undertaken and, in some cases, completed various expansion projects to meet the additional demand but we are carefully watching changes in the supply market. Most of the additional supply has been provided by existing participants within the market as very few new cultivation licenses have been issued since 2018. The ability to expand facilities without limitation will allow the market to reach an equilibrium wholesale price point without the need to license additional operators. Although there is no legal limitation on cultivation and production licenses, we do not currently anticipate that new licenses will be issued because there is no open application period at this time for new cultivation or production licenses.

Regardless of whether supply remains high, we believe we can benefit from market conditions.  A low cost for raw cannabis will likely benefit our production operation, which is expected to ramp up now that our Warehousing Facility expansion is complete and our state-of-the-art processing facility is operational, as we expect that we can produce more quality product with less raw cannabis, thus partially offsetting the impact of low wholesale prices.  Low wholesale prices could also benefit our Oasis dispensary as this reduces our cost of product.  If conditions change and supply is reduced, we can expand our cultivation facility.

Components

Raw materials for processing and manufacturing are available from a variety of sources. Oasis maintains relationships with various suppliers for each key component of the raw materials to mitigate vendor concentration risk. City Trees wholesale operations is the sole purchaser of raw materials within the organization because the retail operation only stocks finished consumer packaged products. Raw materials are currently purchased from third parties and oils, to a larger extent, are processed for Oasis by City Trees.

The following table describes the key components of the supply chain for City Trees products:

Raw Material Item	Description	# of Suppliers	Pricing	Internal Sourcing
Raw Cannabis Trim	Raw cannabis leaf that is trimmed from raw flowers that will be sold directly to consumers. Trim makes up the majority of what is extracted into oil.	5+	Wholesale prices are currently in the range of $200 - $450 per pound. Target pricing is $220 per pound in order to match the cost of sourcing finished bulk oil.	Gradually increasing amount will be sourced internally upon completion of Phase 1 and Phase 2.
Raw Cannabis Flower

Raw cannabis flower is typically trimmed, packaged and sold to consumers or it is rolled into pre-rolled joints, packaged and sold to consumers. City Trees is currently not purchasing or harvesting flower.

		5+	Wholesale prices currently range from $1,500 - $2,500 per pound.	Gradually increasing amount will be sourced internally for City Trees upon completion of Phase 1 and Phase 2.
Bulk Distillate Cannabis Oil	Cannabis oil refined through distillation processes that maximize potency and remove impurities.	4+	Wholesale prices currently range from $9 - $12 per gram.	Gradually increasing amount will be sourced and processed internally upon completion of Warehouse Expansion.
Custom All-in-One Disposable Vaporizer Pens	Cannabis oil vaporizer “pens” with ceramic heating that contain a single use battery charge customized with City Trees logos and imagery.	2	$3.35 each	N/A
Vaporizer Pen Cartridges and Custom Batteries	Cannabis oil vaporizer cartridges with ceramic heating that attach to a rechargeable battery customized with City Trees logos and imagery.	2	Cartridges: $2.50 each Custom Batteries: $3.25 each	N/A
Vegan Capsules	Empty capsules that are filled with proprietary blends of cannabis oil and terpenes	2	1.3 cents per capsule	N/A
Botanical Terpenes	Natural compounds found in essential oils of plants with strong fragrance and flavor. Some terpenes have been shown to be biologically active with specific effects	2	Isolated Terpenes: $290 per kilogram	Some terpenes will be sourced internally through a fractional distillation process.
CBD Isolate	Cannabidiol (CBD) in powder form that is 99.9% pure CBD	2	Wholesale prices range from $900 - $1,100 per kilogram	N/A

Intellectual Property

Domains

We have protected Internet domain names with the following registered domains as of the date of this Prospectus:

●	https://www.clsholdingsinc.com/

●	https://oasiscannabis.com/

●	http://www.citytrees.com/

Patent and Trademarks

We have developed extraction and processing methods that are proprietary and, on April 24, 2018, the Company (via CLS Labs) was awarded a non-provisional U.S. utility patent for cannabidiol extraction and conversion process (the “Extraction Process”) by the United States Patent and Trademark Office (U.S. patent number 9,950,976 B1). The Extraction Process is expected to result in increased product consistency, cost savings for growers, and increased anticipated revenues for us due to the larger amount of Delta-9 THC that we believe it can produce. We may use a version of the patented technology on a smaller scale at our Warehouse Facility and/or license the technology to others.

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

Employees

As of July 15, 2020, the Oasis LLCs had 70 employees, all of which are full-time employees. The employees are distributed among the following departments:

Nevada Market Administration	Number of Employees
Administrative Accounting	3 3
Executive	1
Oasis Cannabis Retail
Product Sales and Customer Service Inventory Control Dispatch / Delivery Safety / Security Management / Leadership Communications / Marketing	26 5 7 8 6 1
City Trees Wholesale
Wholesale Sales and Distribution Leadership Cultivation / Product Manufacturing Inventory Control	1 1 7 1
Total Employees	70

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

As a result of the COVID-19 pandemic, we initially furloughed 23 of our employees, including 19 dispensary employees and 4 employees of City Trees. In recent months, as our dispensary revenues have exceeded pre-COVID-19 levels and our City Trees’ revenues have steadily improved, we have rehired all the furloughed employees who wished to return and have replaced all of the jobs lost at the onset of the pandemic.

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

We also intend to grow through select acquisitions in secondary and tertiary markets, targeting newly regulated states that we believe offer a competitive advantage. Our goal at this time is to become a successful regional cannabis company.

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

Enforcement of United States Federal Laws

In the United States, cannabis is highly regulated at the state level. To our knowledge, over half of the United States of America, plus the District of Columbia, Puerto Rico and Guam have legalized cannabis in some form. California, Nevada, Massachusetts, Maine, Washington, Oregon, Colorado, Vermont, Alaska, Michigan, and the District of Columbia have legalized the recreational use of cannabis. Maine has yet to begin their recreational cannabis commercial operations. Illinois became the eleventh (11th) State to introduce a legal cannabis market launching sales on January 1, 2020. Fifteen additional states have legalized CBD, low Tetrahydrocannabinol (THC) oils for a limited class of patients. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act (codified in 21 U.S.C.A. Section 812). Under United States federal law, a Schedule I drug is considered to have a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the substance under medical supervision. Federal law prohibits commercial production and sale of all Schedule I controlled substances, and as such, cannabis-related activities, including without limitation, the importation, cultivation, manufacture, distribution, sale and possession of cannabis that remain illegal under U.S. federal law. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor provide a defense to any federal proceeding brought against the Company. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonments.

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

United States Enforcement Proceedings

An appropriations rider contained in the fiscal year 2015, 2016, 2017, 2018, 2019 and 2020 Consolidated Appropriations Acts (formerly known as the “Rohrabacher-Farr Amendment”; now known as the “Rohrabacher-Blumenauer Amendment” and currently proposed for the next appropriations rider as the “Joyce Amendment”, referred to herein as the “Amendment”) provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOJ cannot expend funds to prosecute state-law-abiding medical cannabis operators complying strictly with state medical cannabis laws. The Amendment prohibits the federal government from using congressionally appropriated funds to prevent states from implementing their own medical cannabis laws. Previously the Amendment was extended until December 8, 2018, as part of the passage of an emergency aid package. In February 2019, President Trump renewed the Rohrabacher Amendment as part of the spending bill and it shall remain valid through September 30, 2019. The Amendment was renewed again in December of 2019 through the signing of the fiscal year 2020 omnibus spending bill, which is effective through September 30, 2020. Through his signing statement, President Trump reiterates that the Department of Justice may not use any funds to prevent implementation of medical marijuana laws by various States and territories, and “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” Continued reauthorization of the Amendment is predicated on future political developments and cannot be guaranteed. If the Amendment expires, federal prosecutors could prosecute even state-compliant medical cannabis operators for conduct within the five-year statute of limitations. The Amendment does not protect state legal adult-use cannabis businesses and the DOJ may spend funds to prosecute persons that are operating in accordance with state adult use cannabis laws. However, the United States Congress recently passed the Blumenauer-McClintock-Norton Amendment which would provide legal protection for all state legal cannabis activities. It is unclear whether the amendment language will be included in the Senate appropriations language. In addition to the amendment, three separate proposed pieces of legislation have been introduced by members of Congress that would legalize marijuana at a federal level, although it is uncertain if any of the proposed bills will gain any traction.

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

State-Level Overview

The following sections present an overview of market and regulatory conditions for the marijuana industry in the state of Nevada, in which we have an operating presence in, and is presented as of July 2020, unless otherwise indicated. Although our activities are compliant with applicable United States state and local law, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under United States federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

Nevada Cannabis Licenses and the COVID-19 Pandemic

On March 12, 2020, Governor Steven Sisolak declared a State of Emergency related to the COVID-19 global pandemic. This State of Emergency was initiated due to the multiple confirmed and presumptive cases of COVID-19 in the State of Nevada. On March 17, 2020, pursuant to the Declaration of Emergency, Governor Sisolak released the Nevada Health Response COVID-19 Risk Mitigation Initiative (“Initiative”). This Initiative provided guidance related to the March 12 Declaration of Emergency, requiring Nevadans to stay home and all nonessential businesses to temporarily close to the public for thirty (30) days. In the Initiative, it was declared that licensed cannabis stores and medical dispensaries could remain open only if employees and consumers strictly adhered to the social distancing protocols.

In light of the Initiative, Governor Sisolak issued Declaration of Emergency Directive 003 on March 20, 2020 which mandated retail cannabis dispensaries to operate as delivery only. On April 29, 2020, Governor Sisolak issued Declaration of Emergency Directive 016 which amended the cannabis section of Directive 003 and permitted licensed cannabis dispensaries to engage in retail sales on a curbside pickup or home delivery basis pursuant to guidance from the Cannabis Compliance Board. Through Directive 016, licensed cannabis dispensaries were able to begin curbside pickup on May 1, 2020 so long as the facility adhered to protocols developed by the CCB.

In accordance with Directive 016, the CCB released guidelines related to curbside pickup requiring all facilities wishing to offer curbside pickup to first submit and receive approval from the CCB. Serenity Wellness Center LLC developed the required procedures and submitted and received State approval on April 30, 2020 to conduct curbside pickup sales effective May 1, 2020. Further, the City of Las Vegas required cannabis facilities to obtain a temporary 30-day curbside pickup permit. Serenity Wellness Center LLC was issued its first temporary curbside pickup permit from the City of Las Vegas on May 1, 2020. Serenity Wellness Center LLC has subsequently received a temporary curbside permit every thirty (30) days thereafter. Upon expiration every 30 days, the City of Las Vegas reviews the licensee and determines if a new temporary permit shall be issued.

On May 7, 2020, Governor Sisolak issued Declaration of Emergency Directive 018. Directive 018 worked to reopen the State of Nevada as a part of Phase One of the Nevada United: Roadmap to Recovery Plan introduced by Governor Sisolak on April 30, 2020. Directive 018 provided that, in addition to curbside pickup or home delivery, licensed cannabis dispensaries could engage in retail sales on an in-store basis effective May 9, 2020, pursuant to guidance from the CCB. The CCB required facilities wishing to engage in limited in-store retail sales to submit Standard Operating Procedures and receive approval of the same. Serenity Wellness Center LLC developed the required procedures and submitted and received State approval on May 8, 2020 to conduct limited in-store retail sales effective May 9, 2020. The City of Las Vegas did not require a separate permit for limited in-store sales.

On July 31, 2020, Governor Sisolak issued Declaration of Emergency Directive 029 reaffirming The Nevada United: Roadmap to Recovery Plan. Directive 029 stated that all directives promulgated pursuant to the March 12, 2020 Declaration of Emergency or subsections thereof set to expire on July 31, 2020, would remain in effect for the duration of the current state of emergency unless terminated prior to that date by a subsequent directive or by operation of law associated with lifting the Declaration of Emergency. Further, Directive 029, having become effective at 11:59 PM on Friday, July 31, 2020 shall remain in effect until terminated by a subsequent directive promulgated pursuant to the March 12, 2020 Declaration of Emergency, or dissolution or lifting of the Declaration of Emergency itself, to facilitate the State’s response to the COVID-19 pandemic.

Nevada Summary

Medical Cannabis Program

Nevada has a medical cannabis program and passed an adult-use legalization through the ballot box in November 2016. In 2000, Nevada voters passed an amendment to the Nevada state constitution allowing physicians to recommend cannabis for an inclusive set of qualifying conditions including chronic pain and created a limited non-commercial medical marijuana patient/caregiver system. Senate Bill 374, which passed the legislature and was signed by the Governor in 2013, expanded this program and established a for-profit regulated medical marijuana industry.

The Nevada Division of Public and Behavioral Health licensed medical marijuana establishments up until July 1, 2017 when the state’s medical marijuana program merged with adult-use marijuana enforcement under the Nevada Department Of Taxation. In 2019 Nevada Governor established the Cannabis Compliance Board which took over the regulation of cannabis on July 1, 2020. In 2014, Nevada accepted medical marijuana business applications and a few months later the Division approved 182 cultivation licenses, 118 licenses for the production of edibles and infused products, 17 independent testing laboratories, and 55 medical marijuana dispensary licenses. The number of dispensary licenses was then increased to 66 by legislative action in 2015. In 2017 these medical marijuana establishments were able to apply for and obtain retail marijuana licenses of the same type (cultivation, production, laboratory or dispensary). From September 7, 2018 to September 20, 2018 Nevada began accepting retail marijuana store business applications and shortly thereafter in December 2018, the State of Nevada awarded sixty-one (61) retail marijuana store licenses. The application process was merit-based, competitive, and is currently closed. Residency is not required to own or invest in a Nevada medical cannabis business or recreational cannabis business. In addition, vertical integration is neither required nor prohibited. Nevada’s medical law includes patient reciprocity, which permits medical patients from other states to purchase cannabis from Nevada dispensaries. Nevada also allows for dispensaries to deliver medical cannabis to patients.

Each medical cannabis establishment must maintain a medical cannabis establishment registration certificate with the CCB. Among other requirements, there are minimum liquidity requirements and restrictions on the geographic location of a medical cannabis establishments as well as restrictions relating to the age and criminal background of employees, owners, officers and board members of the establishment. All employees must be over 21 and all owners, officers and board members must not have any previous felony convictions or had a previously granted medical cannabis registration revoked. Additionally, each volunteer, employee, owner, officer and board member of a medical marijuana establishment must be registered with the CCB as a medical cannabis agent and hold a valid medical cannabis establishment agent card. The establishment must have adequate security measures and use an electronic verification system and inventory control system. If the medical cannabis establishment will sell or deliver edible marijuana products or marijuana-infused products, proposed operating procedures for handling such products which must be preapproved by the CCB.

In response to the rescission of the Cole Memorandum, former Nevada Attorney General Adam Laxalt issued a public statement, pledging to defend the law after it was approved by voters. Former Nevada Governor Brian Sandoval also stated, “Since Nevada voters approved the legalization of recreational marijuana in 2016, I have called for a well-regulated, restricted and respected industry. My administration has worked to ensure these priorities are met while implementing the will of the voters and remaining within the guidelines of both the Cole and Wilkinson federal memos,” and that he would like for Nevada to follow in the footsteps of Colorado, where the U.S. attorneys do not plan to change the approach to prosecuting crimes involving recreational marijuana.

To our knowledge, there have not been any additional statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Nevada.

In determining whether to issue a medical marijuana establishment registration certificate pursuant to NRS 453A.322, the Nevada Division of Public and Behavioral Health or the Nevada Department of Taxation, in addition the application requirements set out, considered the following criteria of merit:

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

A medical marijuana cannabis registration certificate expires one year after the date of issuance and may be renewed upon resubmission of the application information to the CCB and a payment of the renewal fee.

Governor Sisolak has signed multiple Assembly Bills and Senate Bills having to do with or affecting both retail and medical aspects in the cannabis industry. Specifically, Senate Bill 430 effects the medical cannabis industry, amending NRS 453A.050, to further expand the definition of chronic or debilitating medical condition as it is defined in relation to the medical use of cannabis. The new definition includes: an anxiety disorder, autism spectrum disorder, autoimmune disease, dependence upon opioids, anorexia, medical condition related to acquired immune deficiency syndrome (AIDS) or the human immunodeficiency virus (HIV) and a neuropathic condition. The applicable sections of Nevada Revised Statutes continues to protect a person who holds a valid registry identification card or letter of approval from state prosecution for possession, delivery and production of cannabis.

Adult-Use Retail Cannabis Program

The sale of marijuana for adult-use in Nevada was approved by ballot initiative on November 8, 2016. Nevada Revised Statute 453D required the NV DOT to begin receiving applications for the licensing of marijuana establishments on or before January 1, 2018. Title 56 of Nevada Revised Statutes and Nevada Cannabis Compliance Regulations (NCCR)exempts a person who is 21 years of age or older from state or local prosecution for possession, use, consumption, purchase, transportation or cultivation of certain amounts of cannabis.

In February 2017, the Nevada Department of Taxation announced plans to issue “early start” recreational marijuana establishment licenses in the summer of 2017. Beginning on July 1, 2017, these licenses allowed marijuana establishments holding both a retail marijuana store and dispensary license to sell their existing medical marijuana inventory as either medical or adult-use marijuana. Starting July 1, 2017, medical and adult-use marijuana have incurred a 15% excise tax on the first wholesale sale (calculated on the fair market value) and adult-use cannabis have incurred an additional 10% special retail marijuana sales tax in addition to any general state and local sales and use taxes. Effective July 1, 2019, revenue collected from the 10% excise tax on retail marijuana stores is deposited into the State Distributive School Account in the State General Fund.

On July 1, 2020, portions of Assembly Bill 533 went into effect. Among the provisions of AB 533 that went into effect are any person who owns more than five percent (5%) ownership interest in a cannabis establishment has to obtain a cannabis establishment agent registration card for a cannabis executive and person who owns less than five percent (5%) must either obtain a waiver for the agent registration card requirement or obtain an agent registration card.

On January 16, 2018, the Marijuana Enforcement Division of the NV DOT issued final rules governing its adult-use marijuana program, pursuant to which up to sixty-six (66) permanent adult-use marijuana dispensary licenses were to be issued. That application period occurred in September 2018 and there is ongoing litigation relating to that licensing process.

Under Nevada’s adult-use cannabis law, the CCB licenses cannabis cultivation facilities, product manufacturing facilities, distributors, retail stores and testing facilities. After merging medical and adult-use marijuana regulation and enforcement into the Marijuana Enforcement Division of the Department of Taxation in 2017, Governor Sisolak has now created the single regulatory agency known as the “Cannabis Compliance Board” that took over the regulation of the program on July 1, 2020. For the first 18 months of retail cannabis starting in 2017, applications to the Department for adult-use establishment licenses were only accepted from existing medical marijuana establishment certificate holders and existing liquor distributors for the adult-use distribution license, but in September 2018 applications for retail marijuana stores were accepted and conditional licenses were issued in December 2018.

There are five types of retail cannabis establishment licenses under Nevada's retail cannabis program:

1.

Cultivation Facility - licensed to cultivate (grow), process, and package cannabis; to have cannabis tested by a testing facility; and to sell cannabis to retail cannabis stores, to cannabis product manufacturing facilities, and to other cultivation facilities, but not to consumers.

2.	Distributor - licensed to transport cannabis from a cannabis establishment to another cannabis establishment. For example, from a cultivation facility to a retail store.

3.

Product Manufacturing Facility - licensed to purchase cannabis; manufacture, process, and package cannabis and cannabis products; and sell cannabis and cannabis products to other product manufacturing facilities and to retail cannabis stores, but not to consumers. Cannabis products include things like edibles, ointments, and tinctures.

4.	Testing Facility - licensed to test cannabis and cannabis products, including for potency and contaminants.

5.

Retail Store - licensed to purchase cannabis from cultivation facilities, cannabis and cannabis products from product manufacturing facilities, and cannabis from other retail stores; can sell cannabis and cannabis products to consumers.

Administration of the regular retail program in Nevada is governed by permanent regulations. The NV DOT conducted public consultation and received public comments on the Revised Proposed Adult-Use Marijuana Regulation (LCB File No. R092-17) dated December 13, 2017 (the “Nevada Adult-Use Regulation”). On February 27, 2018, the NV DOT adopted the Nevada Adult-Use Regulations and the NV DOT began accepting applications for adult-use marijuana registration certificates shortly thereafter. In December of 2018, the Department of Taxation awarded 61 conditional retail marijuana store licenses throughout the State of Nevada. There is ongoing litigation regarding the issuance of these licenses.

In determining who shall receive a license for a retail marijuana store in response to the request for applications made pursuant to NAC 453D.260, the Department ranked the applications in order from first to last based on compliance with NAC 453D and chapter 453D of NRS and on the following content:

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

In response to the ever-changing cannabis industry, Governor Sisolak has signed Assembly Bills: 132, 466, and 533 along with Senate Bills: 346, and 545, amongst others, all relating to the cannabis industry in the State of Nevada.

Assembly Bill 132, which went into effect on January 1, 2020, provides that it is unlawful for an employer to refuse/fail to hire a prospective employee who submitted to a drug test and the results showed a presence of marijuana. AB 132 does not apply to persons applying to be a firefighter or medical tech, whom operates a motor vehicle or a person whose employment affects the safety of others.

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

Assembly Bill 533 was approved by Governor Sisolak on June 12, 2018. Included in AB 533 is Section 52 which calls for the creation of the Cannabis Advisory Commission (CAM) and the Cannabis Compliance Board (CCB). Any reference to NV DOT and the need for NV DOT approval discussed herein, now means that CCB approval is required. The CAM shall be comprised of Officers and Members appointed by the Governor. The purpose of the CAM is to study issues and make recommendations to the CCB in regard to cannabis regulations. Additionally, the CAM will recommend to the CCB any guidelines, rules or regulations or changes to existing ones. Furthermore, the CAM will study the distribution of licenses, emerging technologies for collecting data and recommend to the board any statutory changes that the Commission determines to be appropriate. The CCB is created as a part of Section 54 of Assembly Bill 533. AB 533 calls for the authority to license and regulate persons and establishments involved in the cannabis industry in this State to be transferred to the Cannabis Compliance Board. The CCB will consist of five (5) members who will be appointed by Governor Sisolak. The Nevada legislature modeled the CCB after the successful Nevada Gaming Control Board. The CCB will license, register and regulate cannabis establishments and those who are engaged in the production and/or sale of cannabis and cannabis products. Additionally, section 65 of AB 533 outlines the procedures by which the CCB can adopt regulations and provides the procedure by which the Legislative Commission can review those regulations. Section 57 of AB 533 outlines that the CCB can perform certain audits of the accounts, programs, funds, activities, and functions of the licensees or they are authorized to require the Department of Taxation to do so. Section 68 provides the procedures for disciplinary actions if a cannabis establishment violates any provision or has an unsatisfactory audit.

Section 178 of Assembly Bill 533 went into effect on July 1, 2020 further expands on the concept that a person who is 21 years of age or older is exempt from state prosecution for:

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

In addition to the Assembly Bills passed, Governor Sisolak also passed various Senate Bills related to the cannabis industry. As mentioned below in Training, Senate Bill (SB) 346 allows for an independent contractor to enter into a contract to provide training of medical cannabis establishment and cannabis establishment agents.

Senate Bill 430 amends NRS 453A.050 to further expand the definition of chronic or debilitating medical condition as it is defined in relation to the medical use of cannabis. The new definition includes: an anxiety disorder, autism spectrum disorder, autoimmune disease, dependence upon opioids, anorexia, medical condition related to acquired immune deficiency syndrome (AIDS) or the human immunodeficiency virus (HIV) and a neuropathic condition. As mentioned previously, NRS 453A.050 continues to protect a person lawfully consuming medical cannabis from state prosecution for the possession, delivery or production of marijuana.

Nevada Licenses and Regulations

In the state of Nevada, only cannabis that is grown or produced in the state by a licensed establishment may be sold in the state.

A retail cannabis store license permits the holder to purchase cannabis from Nevada licensed cultivation facilities, cannabis products from Nevada licensed product manufacturing facilities and cannabis from other Nevada licensed retail stores and allows the sale of cannabis and cannabis products to consumers. No cannabis or cannabis infused products may be brought into Nevada from outside of Nevada. Unlicensed cannabis activities are subject to harsh criminal penalties under Nevada state law.

A medical cannabis dispensary registration certificate permits the holder to purchase medical cannabis from Nevada licensed medical cultivation facilities, medical cannabis products from Nevada licensed medical product manufacturing facilities and medical cannabis from other Nevada licensed cannabis dispensaries and allows the sale of medical cannabis and medical cannabis products to consumers. No medical cannabis or medical cannabis infused products may be brought into Nevada from outside of Nevada. Unlicensed medical cannabis activities are subject to harsh criminal penalties under Nevada state law.

A medical cultivation license permits its holder to acquire, possess, cultivate, deliver, transfer, have tested, transport, supply or sell cannabis and related supplies to medical cannabis dispensaries, facilities for the production of edible medical cannabis products and/or medical cannabis-infused products, or other medical cannabis cultivation facilities.

A retail cultivation license permits its holders to acquire, possess, cultivate, deliver, transfer, have tested, transport, supply or sell cannabis and related supplies to retail cannabis stores, retail cannabis production facilities for the production of edible, cannabis products and/or cannabis infused products or other retail cannabis cultivation facilities.

The medical product manufacturing license permits its holder to acquire, possess, manufacture, deliver, transfer, transport, supply, or sell edible cannabis products or cannabis infused products to other medical cannabis production facilities or medical cannabis dispensaries.

The retail product manufacturing license permits its holder to acquire, possess, manufacture, deliver, transfer, transport, supply, or sell edible cannabis products or marijuana infused products to other retail cannabis production facilities or retail cannabis stores

Reporting Requirements

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

e.

a video camera at each point-of-sale location which allows for the identification of any person who holds a valid registry identification card, including, without limitation, a designated primary caregiver, purchasing medical cannabis;

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

Training

In accordance with SB 346, an independent contractor is authorized to enter into a contract to provide training of medical cannabis establishment agents and cannabis establishment agents. The independent contractor is required to submit a plan to the CCB describing the manner their training will be conducted.

Transportation

In Nevada, cannabis may only be transported from a licensed cultivation or production facility by a licensed cannabis distributor. Prior to transporting the cannabis or cannabis products, the distributor must complete a trip plan which includes: the agent name and registration number providing and receiving the marijuana; the date and start time of the trip; a description, including the amount, of the cannabis or cannabis products being transported; and the anticipated route of transportation.

During the transportation of cannabis or cannabis products, the licensed cannabis distributor agent must: (a) carry a copy of the trip plan with him or her for the duration of the trip; (b) have his or her cannabis establishment agent card in his or her immediate possession; (c) use a vehicle without any identification relating to cannabis and which is equipped with a secure lockbox or locking cargo area which must be used for the sanitary and secure transportation of cannabis, or cannabis products; (d) have a means of communicating with the cannabis establishment for which he or she is providing the transportation; and (e) ensure that all cannabis or cannabis products are not visible. After transporting cannabis or cannabis products, a licensed cannabis distributor agent must enter the end time of the trip and any changes to the trip plan that was completed.

Each licensed cannabis distributor agent transporting cannabis or cannabis products must report any: (a) vehicle accident that occurs during the transportation to a person designated by the cannabis distributor to receive such reports within two (2) hours after the accident occurs; and (b) loss or theft of cannabis or cannabis products that occurs during the transportation to a person designated by the cannabis distributor to receive such reports immediately after the cannabis establishment agent becomes aware of the loss or theft. A cannabis distributor that receives a report of loss or theft pursuant to this paragraph must immediately report the loss or theft to the appropriate law enforcement agency and to the CCB. The distributor must report any unauthorized stop that lasts longer than two (2) hours to the CCB.

A cannabis distributor shall maintain the required documents and provide a copy of the documents required to the CCB for review upon request. Each cannabis distributor shall maintain a log of all received reports.

Employees of licensed cannabis distributors, including drivers transporting cannabis and cannabis products, must be 21 years of age or older and must obtain a valid cannabis establishment agent registration card issued by the CCB. If a cannabis distributor is co-located with another type of business, all employees of co-located businesses must have cannabis establishment agent registration cards unless the co-located business does not include common entrances, exits, break room, restrooms, locker rooms, loading docks, and other areas as are expedient for business and appropriate for the site as determined and approved by CCB inspectors. While engaged in the transportation of cannabis and cannabis products, any person that occupies a transport vehicle when it is loaded with cannabis or cannabis products must have their physical cannabis establishment agent registration card in their possession.

All drivers must carry in the vehicle valid driver’s insurance at the limits required by the State of Nevada and the CCB. All drivers must be bonded in an amount sufficient to cover any claim that could be brought, or disclose to all parties that their drivers are not bonded. Cannabis establishment agent registration cardholders and the licensed cannabis distributor they work for are responsible for the cannabis and cannabis product once they take control of the product and leave the premises of the cannabis establishment.

There is no load limit on the amount or weight of cannabis and cannabis products that are being transported by a licensed cannabis distributor. Cannabis distributors are required to adhere to CCB regulations and those required through their insurance coverage. The motor vehicle which a cannabis distributor uses to transport cannabis shall be equipped with an audible car alarm. When transporting by vehicle, cannabis and cannabis product must be in a lockbox or locked cargo area. A trunk of a vehicle is not considered secure storage unless there is no access from within the vehicle and it is not the same key access as the vehicle. Live plants can be transported in a fully enclosed, windowless locked trailer or secured area inside the body/compartment of a locked van or truck so that they are not visible to the outside. If the value of the cannabis and cannabis products being transported by vehicle is in excess of $25,000 (the insured fair market value per the shipping manifest), the transporting vehicle will have no less than two (2) of the marijuana distributor’s cannabis establishment agent registration cardholders involved in the transportation. All cannabis and cannabis product must be tagged for purposes of inventory tracking with a unique identifying label as required by the CCB and remain tagged during transport. This unique identifying label should be similar to the stamp for cigarette distribution. All cannabis and cannabis products when transported by vehicle must be transported in sealed packages and containers and remain unopened during transport. All cannabis and cannabis product transported by vehicle should be inventoried and accounted for in the inventory tracking system. Loading and unloading of cannabis and cannabis products from the transporting vehicle must be within view of existing video surveillance systems prior to leaving the origination location. Security requirements are required for the transportation of cannabis and cannabis products.

Oasis LLC Licenses

Oasis is licensed to operate in the City of Las Vegas as a Dual Use Marijuana Business and in the State of Nevada as a Medical Cannabis Dispensary Establishment and a Retail Cannabis Store. City Trees Production is licensed to operate in the state of Nevada as a Medical Cannabis Production Establishment, a Retail Cannabis Product Manufacturing facility and a Retail Cannabis Distributor. City Trees Production is licensed to operate in the state of Nevada as a Medical Cannabis Cultivation Facility and a Retail Cannabis Cultivator. The table below lists the licenses issued to the Oasis LLCs in respect of the Oasis LLCs’ operations in Nevada (including municipal licenses). Under applicable laws, the licenses permit the Oasis LLCs to cultivate, manufacture, process, package, sell, and purchase cannabis pursuant to the terms of the licenses, which are issued by the NV DOT and CCB under the provisions of Nevada Revised Statutes (“NRS”) sections 678A, 678B, 678C and 678D and the associated sections of the Nevada Administrative Code, CCB regulations and local regulations pertaining to cannabis businesses. All licenses are independently issued for each approved activity for use at the Oasis LLCs’ facilities in Nevada.

All cannabis establishments must register with the CCB. If applications contain all required information and after vetting by officers, establishments may be issued a cannabis license or medical cannabis establishment registration certificate only during an open application period. In a local governmental jurisdiction that issues business licenses, the issuance by the CCB of a cannabis license or medical cannabis establishment registration certificate is considered provisional or conditional until the local government has issued a business license for operation and the establishment is in compliance with all applicable local governmental ordinances. Final licenses and registration certificates are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. Renewal requests are typically communicated through email or mailings from the CCB and include a renewal form or application. The renewal periods serve as an update for the CCB on the licensee’s status. Maintaining the licenses in good standing is critical to the success of a cannabis business in Nevada. Failure to adhere to the regulations can result in significant fines and penalties, including the suspension or revocation of the license.

The licenses are independently issued for each approved activity for use at Oasis LLC facilities. The table below lists the licenses issued to the Oasis LLCs in respect of their operations in Nevada.

Licenses in the State of Nevada

Holding Entity	Permit/License	Location City	Expiration/Renewal Date	Description
Serenity Wellness Center LLC d/b/a Oasis Cannabis	D90 - Medical Marijuana Dispensary License #: M66-00051	Las Vegas	01/01/2021	City of Las Vegas Marijuana Business License for a Medical Dispensary
Serenity Wellness Center LLC d/b/a Oasis Cannabis	R90 - Retail Marijuana Store (Rec Sales) License # M66-00052	Las Vegas	01/01/2021	City of Las Vegas Marijuana Business License for a Retail Marijuana Store
Serenity Wellness Center LLC d/b/a Oasis Medical Cannabis	Medical Marijuana Registration Certificate: # 02916424476864783141 MME Code: D046		06/30/2021	State of NV Final Registration Certificate – Medical Marijuana Dispensary Establishment
Serenity Wellness Center LLC d/b/a Oasis Medical Cannabis	Retail Marijuana Store License #: 55910347793434478299 ME Code: RD046		06/30/2021	State of NV – Retail Marijuana Store License
Oasis Cannabis	G50 – General Retail Sales Drug Paraphernalia License #: G66-07378	Las Vegas	02/01/2021	City of Las Vegas general retail sales license
Community Oasis LLC	A51 – Automated Teller Operator License #: G63-09197	Las Vegas	12/01/2020	City of Las Vegas license to operate an automated teller
Serenity Wellness Products LLC d/b/a City Trees	MM Production – GS License #: BL105437	North Las Vegas	10/31/2020* *Renews every 90 days	City of North Las Vegas Marijuana Production License

Holding Entity	Permit/License	Location City	Expiration/Renewal Date	Description
Serenity Wellness Products LLC d/b/a City Trees	RM Rec Production – GS License #: BL111296	North Las Vegas	10/31/2020 *Renews every 90 days	City of North Las Vegas Marijuana Production License
Serenity Wellness Products LLC d/b/a City Trees	Marijuana Distributor License #: 2020313713	Henderson	09/30/2020	City of Henderson Marijuana Distributor License
Serenity Wellness Products LLC d/b/a City Trees	Medical Marijuana Registration Certificate: # 40297970315350477547 MME Code: P024		06/30/2021	State of NV Final Registration Certificate – Medical Marijuana Production Establishment
Serenity Wellness Products LLC d/b/a City Trees	Retail Marijuana Product Manufacturing License #: 79484750509886968559 ME Code: RP024		06/30/2021	State of NV Retail Marijuana Product Manufacturing License
Serenity Wellness Products LLC d/b/a City Trees	Retail Marijuana Distributor License #: 61611537222691531848 ME Code: T073		06/30/2021	State of NV Retail Marijuana Distributor License
Serenity Wellness Products LLC d/b/a City Trees	Z90 - Medical Marijuana Production Facility OLV Marijuana Production License #: M65-00015		01/01/2021	City of Las Vegas license required to sell to dispensaries within its jurisdiction
Serenity Wellness Growers LLC d/b/a City Trees	MM Cultivation - GS License #: BL105436	North Las Vegas	10/31/2020* *Renews every 90 days	City of North Las Vegas Marijuana Cultivation License
Serenity Wellness Growers LLC d/b/a City Trees	RM Rec Cultivation – GS License #: BL111295	North Las Vegas	10/31/2020 *Renews every 90 days	City of North Las Vegas Marijuana Cultivation License
Serenity Wellness Growers LLC d/b/a City Trees	Medical Marijuana Registration Certificate: 36161311931874315998 MME Code: C039		06/30/2021	State of NV Medical Marijuana Cultivation Facility Registration Certificate
Serenity Wellness Growers LLC d/b/a City Trees	Retail Marijuana Cultivator License #: 77486514896179438118 ME Code: RC039		06/30/2021	State of NV Retail Marijuana Cultivator License
Serenity Wellness Growers LLC d/b/a City Trees	X90 – Medical Marijuana Cultivation Facility OLV License #: M65-00014	Las Vegas	01/01/2021	City of Las Vegas license required to sell marijuana within its jurisdiction

Nevada Reporting Requirements

The state of Nevada uses METRC as the state’s computerized T&T system for seed-to-sale. Individual licensees whether directly or through third-party integration systems are required to push data to the state to meet all reporting requirements. The Oasis LLCs have designated an in-house computerized seed to sale software that integrate with METRC via API (GreenBits), which captures the required data points for cultivation, manufacturing and retail as required in Nevada Revised Statutes section 453A and 678.

Compliance with Applicable State Law in the United States

We, via the Oasis LLCs, are classified as having a “direct” involvement in the U.S. cannabis industry and are in compliance with applicable licensing requirements and the regulatory framework enacted by the state of Nevada. Neither the Company nor the Oasis LLCs are subject to any citations or notices of violation with applicable licensing requirements and the regulatory framework enacted by each applicable U.S. state which may have an impact on its licenses, business activities or operations.

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

In January 2018, former United States Attorney General, Jeff Sessions rescinded the Cole Memorandum and thereby created a vacuum of guidance for enforcement agencies and the Department of Justice.1 As an industry best practice, despite the recent rescission of the Cole Memorandum, the Company continues to do the following to ensure compliance with the guidance provided by the Cole Memorandum:

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

1 U.S. Dept. of Justice. (2013). Memorandum for all United States Attorneys re: Guidance Regarding Marijuana Enforcement. Washington, DC: US Government Printing Office. Retrieved from https://www.justice.gov/iso/opa/resources/3052013829132756857467.pdf.

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

An appropriations rider contained in the fiscal year 2015, 2016, 2017, 2018, 2019 and 2020 Consolidated Appropriations Act provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the U.S. Department of Justice (the “DOJ”) cannot expend funds to prosecute state-law-abiding medical cannabis operators complying strictly with state medical cannabis laws. The Amendment prohibits the federal government from using congressionally appropriated funds to prevent states from implementing their own medical cannabis laws. In December 2019, the Rohrabacher Amendment was renewed as part of the spending bill and it shall remain valid through September 30, 2020. Continued reauthorization of the Amendment is predicated on future political developments and cannot be guaranteed. If the Amendment expires, federal prosecutors could prosecute even state-compliant medical cannabis operators for conduct within the five-year statute of limitations. The Amendment does not protect state legal adult-use cannabis businesses and the DOJ may spend funds to prosecute persons that are operating in accordance with state adult use cannabis laws.

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

The recent outbreak of the coronavirus, or COVID-19, which has been declared by the World Health Organization to be a “pandemic,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, and our customers may be prevented from purchasing our products, due to shutdowns, “stay at home” mandates or other preventative measures that may be requested or mandated by governmental authorities. On March 20, 2020, Nevada Governor Sisolak ordered all cannabis dispensaries to close their retail operations and we became limited to delivery-only retail sales. Although we are now permitted to make curbside and limited in-store, we were initially adversely affected by these limitations. Our wholesale business has also been adversely affected due to the impact of the pandemic on the businesses or our wholesale customers. While it is not possible at this time to estimate the impact that COVID-19 (or any other actual or potential pandemic) could have on our business, or the duration of the pandemic, the continued spread of COVID-19 (or any other actual or potential pandemic) and the measures taken by the U.S. federal and state governments, could disrupt the manufacture or sale of our products and adversely impact our business, financial condition or results of operations. It could also affect the health and availability of our workforce at our facilities, as well as those of our suppliers, wholesale and retail customers. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Because cannabis remains federally illegal, it is likely that we will not be eligible to participate in any federal government relief programs (such as Small Business Administration loans that were recently announced) resulting from COVID-19 or any other actual or potential pandemic.

The spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of unknown magnitude and duration.

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our ability to successfully operate due to, among other factors:

●     a general decline in business activity of cannabis dispensaries;

●     the destabilization of markets that could negatively impact our customer and user growth and limit access to capital and credit markets which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and

●     a deterioration in our ability to ensure business continuity during a disruption.

The rapid development of this situation makes it nearly impossible to predict the ultimate adverse impact of COVID-19 on our business and operations. Nevertheless, COVID-19 presents material uncertainty which could adversely affect our results of operations, financial condition and cash flows. We continue to assess the potential impact of COVID-19, which remains uncertain at this time.

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

If additional funds are raised through further issuances of equity or convertible debt securities, existing stockholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to those of holders of Common Stock. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

We had negative cash flow for the financial year ended May 31, 2020

We had negative operating cash flow for the financial year ended May 31, 2020. To the extent that we have negative operating cash flow in future periods, we may need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that we will be able to generate a positive cash flow from our operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Company.

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

New well-capitalized entrants in our industry may develop large-scale operations which will make it difficult for our business to compete and remain profitable.

Currently, the marijuana industry generally is comprised largely of individuals and small to medium-sized entities, however, the risk remains that large conglomerates and companies who also recognize the potential for financial success through investment in this industry could strategically purchase or assume control of larger dispensaries and cultivation facilities. In doing so, these larger competitors could establish price setting and cost controls which would effectively “price out” many of the individuals and small to medium-sized entities who currently make up the bulk of the participants in the varied businesses operating within and in support of the medical marijuana industry. While the trend in most state laws and regulations seemingly deters this type of takeover, this industry remains quite nascent, so what the landscape will be in the future remains largely unknown, which in itself is a risk.

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

We have grown by acquiring Alternative Solutions. The consummation and integration of any acquired business, product or other assets into the Company may be complex and time consuming and, if not successfully integrated, the Company may not achieve the anticipated benefits, cost-savings or growth opportunities. Furthermore, even if successfully integrated, the acquisition target may fail to further the Company’s business strategy as anticipated, expose the Company to increased competition or other challenges with respect to the Company’s products or geographic markets, and expose the Company to additional liabilities associated with an acquired business, technology or other asset or arrangement.

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

Although the Company expects to generate substantial revenues from its subsidiaries, the subsidiaries are not yet continually generating a net profit and accordingly, we are therefore expected to remain subject to many of the risks common to early-stage enterprises for the foreseeable future, including challenges related to laws, regulations, licensing, integrating and retaining qualified employees; making effective use of limited resources; achieving market acceptance of existing and future solutions; competing against companies with greater financial and technical resources; acquiring and retaining customers; and developing new solutions. There is no assurance that the Company will be successful in achieving a return on stockholders’ investment and the likelihood of success must be considered in light of the early stage of operations.

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

We have committed, and expect to continue to commit, significant resources and capital to develop and market existing product and service enhancements and new products and services, including those using our patented processes. These products and services are relatively untested, and the Company cannot guarantee that they will operate as expected or that it will achieve market acceptance for these products and services, or other new products and services that we may offer in the future. Moreover, these and other new products and services may be subject to significant competition with offerings by new and existing competitors in the business of manufacturing and distributing vaporizers and accessories. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products, services or enhancements or to hire qualified employees could seriously harm our business, financial condition and results of operations.

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

Certain remedies stockholders may seek against our officers and directors may be limited and such officers and directors may be entitled to indemnification by the Company.

Our governing documents provide that the liability of our Board and officers is eliminated to the fullest extent allowed under the laws of the State of Nevada. Thus, the Company and the stockholders of the Company may be prevented from recovering damages for alleged errors or omissions made by the members of the Board and its officers. Our governing documents also provide that the Company will, to the fullest extent permitted by law, indemnify members of the Board and its officers for certain liabilities incurred by them by virtue of their acts on behalf of the Company.

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

We are subject to certain credit risks.

We are exposed to credit risk through our cash and cash equivalents. Credit risk arises from deposits with banks and attorneys and outstanding receivables. We do not hold any collateral as security but mitigate this risk by dealing only with what management believes to be financially sound counterparties, however there can be no assurance that we will not suffer loss.

Risks related to the Ownership of our Common Stock

Our directors and officers control a large portion of our Common Stock.

The officers and directors of the Company currently own approximately 25.3% of the issued and outstanding shares of Common Stock. Our stockholders nominate and elect the Board, which generally has the ability to control the acquisition or disposition of our assets, and the future issuance of our Common Stock or other securities. Accordingly, for any matters with respect to which a majority vote of our Common Stock may be required by law, our directors and officers may have the ability to control such matters. Because the directors and officers control a substantial portion of such Common Stock, investors may find it difficult or impossible to replace our directors if they disagree with the way our business is being operated.

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

We cannot predict at what prices our Common Stock will trade and there can be no assurance that an active trading market will develop or be sustained. Commencing in January 2019, our Common Stock began trading on the CSE. We have not developed other liquidity on this exchange and we cannot guaranty that we will do so in the future. There is a significant liquidity risk associated with an investment in the Company.

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

Provisions of our amended and restated articles of incorporation and bylaws, as well as provisions of Nevada Corporation Law, may discourage, delay or prevent a change in control of the Company or other transactions that you as a stockholder may consider favorable and may be in your best interest.  The amended and restated articles of incorporation and bylaws contain provisions that: authorize the issuance of shares of “blank check” preferred stock that could be issued by our Board to increase the number of outstanding shares and discourage a takeover attempt; limit who may call special meetings of stockholders; and require advance notice for business to be conducted at stockholder meetings, among other anti-takeover provisions.

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

Item 1B.    Unresolved Staff Comments.

Not Applicable.

Item 2.    Properties.

Our principal address is located at 11767 South Dixie Highway, Suite 115, Miami, Florida 33156.  We currently maintain an administrative office at 3355 SW 59th Avenue, Miami, Florida 33155. Alternative Solutions and the Oasis LLCs lease space for a dispensary and administrative offices at 1800 Industrial Road, Suite 180, Las Vegas, Nevada 89102, and for a cultivation and processing facility at 203 E. Mayflower Avenue, North Las Vegas, Nevada 89030.

On July 6, 2014, Alternative Solutions entered into a Lease Agreement with 1800 Industrial, LLC (the “1800 Industrial Lease”) for the lease of a 1,000 square foot storefront and 5,900 square foot warehouse for the use of a medical marijuana dispensary and related uses, as approved by the City of Las Vegas and State of Nevada.  Pursuant to the terms of the 1800 Industrial Lease, as amended, basic monthly rent payments are currently $8,955.38 per month, plus $600 as a driveway fee. The 1800 Industrial Lease had an initial term of five (5) years with one renewal option to renew for a five year term with rent starting at the then market rate for like spaces, but not less than rent for the fifth year of the original lease term. By Lease Addendum dated June 13, 2018, the 1800 Industrial Lease was renewed for a term of five (5) years, beginning July 1, 2018 and ending June 30, 2023, with one renewal option to renew for a five (5) year term with rent starting at the then market rate for like spaces, but not less than rent for the fifth year of the original lease term. On June 13, 2018, Alternative Solutions assigned the 1800 Industrial Lease to the Company.

On February 1, 2019, CLS Nevada, Inc. entered into a Lease Agreement with 1800 Industrial, LLC (the “1800 Industrial Suite 100 Lease”) for the lease of 2,504 square feet used for administrative offices and merchandise storage.  Pursuant to the terms of the 1800 Industrial Suite 100 Lease, as amended, basic monthly rent payments are currently $3,338.71 per month. The 1800 Industrial Suite 100 Lease has an initial term of eighteen (18) months with one renewal option to renew for a 34-month term with rent starting at the then market rate for like spaces, but no less than rent for the 18th month of the original lease term. The renewal term is intended to coincide with the expiration/renewal of the 1800 Industrial Lease. Under the original terms of the 1800 Industrial Suite 100 Lease, on July 1, 2023, the lease could have been renewed for an additional 60-month term with rent starting at the market rate, but not less than rent for the 34th month of the first renewal lease term.

On February 1, 2019, CLS Nevada, Inc. entered into a Lease Agreement with 1800 Industrial, LLC (the “1718 Industrial Road Lease”) for the lease of 1,400 square feet which is not currently being used.  Pursuant to the terms of the 1718 Industrial Road Lease, basic monthly rent payments are currently $1,866.70 per month. The 1718 Industrial Road Lease has an initial term of eighteen (18) months with one renewal option to renew for a 34-month term with rent starting at the then market rate for like spaces, but no less than rent for the 18th month of the original lease term. The renewal term is intended to coincide with the expiration/renewal of the 1800 Industrial Lease. On July 1, 2023, the Lease may be renewed for an additional 60-month term with rent starting at the market rate, but not less than rent for the 34th month of the first renewal lease term.

By Lease Addendum dated February 25, 2020, the terms of the 1800 Industrial Lease and the 1800 Industrial Suite 100 Lease were modified to provide for lease terms ending February 28, 2030, with two five (5) year renewal options, a 3% increase of the base rent commencing every annual anniversary and an increase in rent of $600 per month as a driveway fee.

On December 3, 2015, Serenity Wellness Growers, LLC (“Serenity Wellness”) and SFC Leasing, LP (“SFC”), entered into a Standard Industrial/Commercial Single Tenant Lease with an Option to Purchase Lease Rider (the “SFC Lease”) pursuant to which Serenity Wellness leases approximately 22,000 square feet from SFC used for the cultivation, processing, and other legal uses related to medical marijuana, including general office/administrative, storage, sales and distribution.  The SFC Lease has an initial term of five years and two months with one renewal option for a five year term.  Pursuant to the terms of the SFC Lease, Serenity Wellness paid an initial security deposit in the amount of $50,000. On January 12, 2016, the parties entered into a First Amendment to the SFC Lease to modify the base rent schedule and to require two additional $50,000 security deposits for a total security deposit equal to $150,000.  Any unused portion of the $150,000 security deposit shall be applied to the purchase price in the event that Serenity Wellness exercises the Option to Purchase. Pursuant to the terms of that certain Second Amendment to the SFC Lease between the parties, monthly base rent is currently $21,500 per month and will increase to $25,000 per month for the period from January 1, 2019 through December 31, 2019, and $29,000 per month for the period from January 1, 2020 through February 28, 2021.  As required under the SFC Lease, on June 11, 2018, Serenity Wellness and SFC entered into a Landlord Consent agreeing to the change in control in the ownership of Serenity Wellness following the Oasis Acquisition.

Item 3.    Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On March 3, 2020, we filed a claim for declaratory relief, among other things, in the Superior Court of Suffolk County, Massachusetts, requesting the Court declare we validly exercised our option to acquire In Good Health, Inc. (“IGH”) and instruct IGH to comply with our diligence requests and ultimately execute a merger agreement with us. The dispute regarding whether we properly exercised our option dated October 31, 2018, as amended, to acquire IGH arose after we delivered a notice of exercise to IGH and IGH subsequently asserted that our exercise was invalid. We intend to pursue this suit vigorously and believe that our claims are meritorious, however, there can be no assurance as to the ultimate outcome of this matter.

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

The following table sets forth the range of high and low sales prices on the OTCQB for the applicable periods on a post-Reverse-Split basis.

	Common Stock
	High ($)	Low ($)
Fiscal Year Ended May 31, 2020:
Fourth Quarter	$0.1655	$0.0565
Third Quarter	$0.25	$0.10
Second Quarter	$0.2999	$0.1995
First Quarter	$0.37	$0.20
Fiscal Year Ended May 31, 2019:
Fourth Quarter	$0.4737	$0.24
Third Quarter	$0.95	$0.26
Second Quarter	$1.20	$0.80
First Quarter	$1.35	$0.525

At August 19, 2020, we had 126,521,416 outstanding shares of Common Stock and approximately 64 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees. We have no outstanding shares of preferred stock.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliates

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes as of May 31, 2020, the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

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

(1)

Pursuant to their respective employment agreements, Jeffrey Binder and Andrew Glashow are entitled to receive annual stock options, exercisable at the fair market value of our common stock on the date of grant, in an amount equal to 2% of our annual EBITDA up to $42.5 million and 4% of our annual EBITDA in excess of $42.5 million. We are currently unable to determine the number of shares that could be granted under these plans.

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

We intend to monetize our extraction and conversion method and generate revenues through (i) the licensing of our patented proprietary methods and processes to others, (ii) the processing of cannabis for others, and (iii) the purchase of cannabis and the processing and sale of cannabis-related products. We plan to accomplish this through the acquisition of companies, the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can establish a position as one of the premier cannabinoid extraction and processing companies in the industry. Assuming we do so, we then intend to explore the creation of our own brand of concentrates for consumer use, which we would sell wholesale to cannabis dispensaries. We believe that we can create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling. We also plan to offer consulting services through Cannabis Life Sciences Consulting, LLC, which will generate revenue by providing consulting services to cannabis-related businesses, including growers, dispensaries and laboratories, and driving business to our processing facilities. Finally, we intend to grow through select acquisitions in secondary and tertiary markets, targeting newly regulated states that we believe offer a competitive advantage. Our goal at this time is to become a successful regional cannabis company.

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

We incurred a net loss of $30,657,973 for the year ended May 31, 2020, resulting in an accumulated deficit as of May 31, 2020 of $76,846,124. These conditions raise substantial doubt about our ability to continue as a going concern.

Recent Developments – COVID-19

In December 2019, an outbreak of a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread across the globe, including the U.S., in which we and our subsidiaries operate, and has subsequently been recognized as a pandemic by the World Health Organization. Much of the global efforts to contain or slow the spread of COVID-19, including in the U.S., have been unsuccessful to date. The COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to the COVID-19 outbreak, the federal and state governments of the U.S., including Nevada where we operate, have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses were ordered and numerous other businesses temporarily closed voluntarily. In particular, on March 20, 2020, Nevada Governor Sisolak ordered all cannabis dispensaries to close their retail operations but permitted them to shift to a delivery-only model to serve their communities. On April 29, 2020, Governor Sisolak modified his order to permit curbside operations to begin on May 1, 2020, and on May 7, 2020, this order was further modified to permit limited in-dispensary operations.  As a result, at present, we offer three types of services: traditional in-store services, delivery services and curbside pick-up, and we intend to continue to offer all three types of services.  The global pandemic of COVID-19 continues to rapidly evolve and the ultimate duration and impact of the COVID-19 outbreak is highly uncertain and subject to change, as are the ways that our business may evolve to respond to the pandemic and the needs of our customers.

As mentioned above, on March 20, 2020, we were required to close our Nevada dispensary and shift to a delivery-only model. As a result, we closed our retail operations for two days as we transitioned our business model to a delivery-only model, onboarded new staff, trained them on new software and communicated with our customer base. Within six days, we were achieving 50% of February sales despite having reduced our operating hours from 24 hours a day to a 14 hour a day delivery model. Although we furloughed 20 dispensary employees initially, as a result of the dedication of our loyal staff, we were able to quickly train a large number of our dispensary employees for new roles in our delivery-only model. While this was occurring, approximately 20% of the Nevada dispensaries closed their doors completely unable to transition to a delivery-only model. We then added curbside service, and ultimately limited in-dispensary services to our customers.  As a result, we were able to re-employ all our furloughed employees who wished to return to work for us.  In addition, we experienced a shift in our sales model as delivery and curbside sales rose to represent approximately 40% of our revenues versus only 15% for delivery services pre-pandemic.  In addition, at present, we are experiencing larger average orders, which helps a customer minimize the impact of the delivery fee. Finally, although our overall sales initially dipped after the onset of the pandemic, they gradually returned to pre-pandemic levels, and in July 2020, exceeded pre-pandemic levels as we recorded our highest sales yet.

Beginning in May of 2020, the Las Vegas casinos began to re-open and the hotels resumed operations although the tourist and convention business has not returned to pre-pandemic levels.  However, because 80% of our customer base is local residents, our business has not been as heavily impacted by this change. Our challenge now will be to retain and grow our local customer base until such time as the tourist and convention business returns to pre-pandemic levels.

Our manufacturing facility has continued to operate throughout the pandemic, but initially it operated primarily for the purposes of manufacturing City Trees products to be sold at our dispensary. The wholesale business initially declined substantially as the sales staff was unable to make sales calls and most dispensaries curtailed purchasing products from third parties, electing instead only to offer their own products for sale at their dispensaries. As a result, we initially furloughed two employees who worked at our manufacturing facility. Although we did not face shortages of extraction materials, we were initially impacted by the limited availability of certain materials, such as the supply of masks, gowns and other protective equipment, due to the global shortage of such protective equipment and materials.  In recent months, our manufacturing and wholesale business slowly began to grow again as our customers resumed purchasing and more normal operations.  Although our revenues have not yet reached pre-pandemic levels, they continue to trend positively and we have re-hired our furloughed workers who wished to return to work.

It is impossible for us to predict whether there will be additional government-mandated closures that could affect our business, how long the existing closures will remain in place, and how these measures will impact our operations. Although cannabis dispensaries in Nevada have been designated as “essential,” this designation could change and it is possible that statewide or local re-opening protocols might be reversed if COVID-19 cases were to sharply increase and that we once again might be forced to limited or even close our manufacturing facilities or dispensary operations to protect our customers and employees. Even if our production facilities and delivery operations remain open, mandatory or voluntary self-quarantines and travel restrictions may limit our employees’ ability to get to our facilities or to customers’ homes, and this, together with the uncertainty produced by the rapidly evolving nature of the COVID-19 outbreak, may result in a suspension of or decline in production or retail sales. These types of restrictions could also impact the abilities of customers in Nevada to continue to have access to our products. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel at third-party grow and manufacturing facilities in Nevada and elsewhere. Additionally, delays in shipping as a result of COVID-19 may impact our ability to obtain materials in a timely manner. Finally, due to the initial almost complete elimination of the tourist and convention business in Las Vegas, dispensaries who relied heavily on such customers are now competing with us for local customers. Some of these competitors have greater financial resources than we do and could offer aggressively lower prices to lure in local customers. Although the effects of the COVID-19 outbreak do not currently appear to be having a negative impact on our financial results, which are presently trending upward, it is impossible for us to predict whether this trend will continue and how our financial results may be impacted in the long term if the pandemic continues for the balance of 2020 and possibly into 2021. At this time, neither the duration nor scope of the disruption can be predicted, therefore, the ultimate impact to our business cannot be reasonably estimated but such impact could be material.

Results of Operations for the Years Ended May 31, 2020 and May 31, 2019

The table below sets forth our expenses as a percentage of revenue for the applicable periods:

	Year Ended	Year Ended
	May 31, 2020	May 31, 2019
Revenue	100%	100%
Cost of Goods Sold	50%	57%
Gross Margin	50%	43%
Selling, General, and Administrative Expenses	74%	313%
Interest expense, net	25%	53%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Year Ended	Year Ended
	May 31, 2020	May 31, 2019
Number of Customers Served (Dispensary)	228,458	134,009
Revenue	$11,917,629	$8,459,048
Gross Profit	$5,958,343	$3,622,882
Impairment of Goodwill	$25,185,003	$-
Net Loss	$(30,657,973)	$(27,619,057)

Revenues

We had revenue of $11,917,629 during the year ended May 31, 2020, an increase of $3,458,581, or 41%, compared to revenue of $8,459,048 during the year ended May 31, 2019. We acquired the Oasis LLCs, which are our only source of revenue, effective July 1, 2018, which means that fiscal 2020 included twelve months of operations of the Oasis LLCs but the comparable period during fiscal 2019 included only eleven months of operations of the Oasis LLCs. This is one of the reasons for the increase in revenues for fiscal 2020. Our cannabis dispensary accounted for $9,365,105, or 79%, of our revenue for the year ended May 31, 2020, an increase of $3,872,793, or 71%, compared to $5,492,312 during the year ended May 31, 2019. Dispensary revenue also increased during the 2020 fiscal year because our average sales per day increased from $16,395 during fiscal 2019 to $25,588 during fiscal 2020. Our cannabis production accounted for $2,552,524, or 21%, of our revenue for the year ended May 31, 2020, a decrease of $414,212, or 14%, compared to $2,966,736 for the year ended May 31, 2019.  The decrease in production revenues for fiscal 2020 was primarily due to delays in making changes to our wholesale product mix dictated by market demand during construction of our state-of-the-art manufacturing facility. Such changes have now been implemented.

Cost of Goods Sold

Our cost of goods sold for the year ended May 31, 2020 was $5,959,286, an increase of $1,123,120, or 23%, compared to cost of goods sold of $4,836,166 for year ended May 31, 2019. The increase in cost of goods sold for the year ended May 31, 2020 was due primarily to our increase in sales during fiscal 2020. Cost of goods sold was 50% of sales during fiscal 2020 compared to 57% during fiscal 2019. This improvement in gross margin during fiscal 2020 was primarily due to a decrease in the cost of purchasing product as a result of the implementation of new processes, the retention of additional skilled employees and an improvement in inventory purchasing. Cost of goods sold during fiscal 2020 primarily consisted of $5,135,045 of product cost, $389,970 of state and local fees and taxes, $161,067 of supplies and materials, and $155,460 of shipping, delivery, and freight.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, decreased by $17,695,181, or approximately 67%, to $8,776,876 during the year ended May 31, 2020, compared to $26,472,057 for the year ended May 31, 2019. The decrease in SG&A expenses for the year ended May 31, 2020 was primarily due to one-time financing and acquisition costs attributable to the acquisition of the Oasis LLCs that occurred in fiscal 2019.

SG&A for the year ended May 31, 2020 did not include any one-time cash and non-cash financing and acquisition costs. During the year ended May 31, 2019, we incurred one-time cash and non-cash financing and acquisition costs in the aggregate amount of $15,857,068. The major components of these costs during the year ended May 31, 2019 were as follows: the  fair value of additional warrants and special warrants issued due to the failure to meet certain registration statement filing requirements in connection with the Westpark offering and the Canaccord offering in the amount of $8,084,522; the fair value of the special warrants and compensation broker warrants issued to Canaccord in connection with our sale of the special warrants in the amount of $4,340,465; broker and agent fees and commissions in the amount of $2,350,993; the fair value of 700,000 shares of common stock issued to Star Associates, which is affiliated with one of our directors, for services in connection with the Oasis transaction of $490,000; a foreign exchange loss on conversion of the Canaccord funds from Canadian to U.S. dollars in the amount of $403,588; and a redemption premium on the YA PN II Note in the amount of $187,500.

SG&A expense during fiscal 2020 was primarily attributable to an aggregate of $6,124,806 in costs associated with operating the Oasis LLCs compared to $4,611,948 during the prior fiscal year. We acquired the Oasis LLCs effective June 27, 2018; as a result, we incurred a full year of these costs during the year ended May 31, 2020, compared to 11 months of these costs during fiscal 2019.  The major components of the operating costs associated with the Oasis LLCs during the year ended May 31, 2020 are as follows:  payroll and related costs of $3,421,119 compared to $2,401,167 in the prior year; lease, facilities and office costs of $1,075,219 compared to $838,051 in the prior year; sales, marketing, and advertising of $563,425 compared to $453,968 in the prior year; depreciation and amortization of $296,200 compared to $287,954 in the prior year; professional fees of $258,484 compared to $141,326 in the prior year; insurance of $250,656 compared to 240,451 in the prior year; taxes and licenses of $117,345 compared to $204,329 in the prior year; and reserve for doubtful accounts of $108,392 compared to $0 in the prior year.  All of these costs increased during fiscal 2020 due to the growth in revenues of the Oasis LLCs during fiscal 2020, except taxes and licenses, which decreased by $86,984 compared to fiscal 2019 primarily due to a one-time license fee paid to the City of Las Vegas, Nevada.

Finally, SG&A also decreased by an aggregate of $3,352,085 during fiscal 2020 as a result of the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to an aggregate of $2,650,956 during fiscal 2020 from $6,003,041 during the prior fiscal year. The major components of these decreases compared to fiscal 2019 are as follows: professional fees decreased by $2,277,082; sales, marketing, and investor relations costs decreased by $928,831; non-cash compensation decreased by $302,810; facilities, office, and general costs decreased by $157,527; and travel costs decreased by $117,399. These decreases were primarily due to decreases in business development and financing activities. The decreases were partially offset by an increase in payroll and related costs of $278,695, which was the result of re-designating a management consultant to an officer in the last three months of fiscal 2019 causing all of his compensation to be included in payroll for fiscal 2020.

Impairment of Goodwill

We review the value of our intangible property on an annual basis as required by applicable accounting principles. Although our revenues and gross profits from our operation of the Oasis LLCs has improved since we acquired these companies as is projected by management to continue to improve, due to the sharp decline in our stock price over the last year, which translates to a lower enterprise value for our company as a whole, we calculated that the net carrying value of the goodwill associated with our acquisition of the Oasis LLCs in the amount of $25,742,899 exceeded the fair value by $25,185,003.  As a result, we recorded a non-cash impairment charge to operations in this amount during the year ended May 31, 2020. Fair value was based upon the price of our common stock at May 31, 2020, of $0.06 per share, compared to our stock price at May 31, 2019, which was $0.30 per share. There was no comparable charge during fiscal 2019.

Interest Expense, Net

Our interest expense, net of interest income, was $2,941,131 for the year ended May 31, 2020, a decrease of $1,506,862, or 34%, compared to $4,447,993 for the year ended May 31, 2019. The decrease in interest expense was primarily due to a decrease in the amortization of the discounts on convertible notes payable to third parties by $1,928,497 compared to the prior fiscal year; the decrease was due primarily to amortization of the discounts on the YA PN I Note and YA PN II Note, both of which were fully amortized during the year ended May 31, 2019. The decline in interest expense for fiscal 2020 was partially offset by an increase in interest accrued on third party debt by $571,307 compared to the prior fiscal year, due to an increase in the average principal amount of outstanding debt during fiscal 2020.  At May 31, 2020, we had a reduced outstanding debt balance due to third parties in the amount of $19,883,213, compared to $22,360,230 at May 31, 2019; however, $5,857,000 and $12,012,000, respectively, of the principal amount of debt outstanding at May 31, 2019 was incurred in October of 2018 and December of 2018, respectively, and interest expense was not incurred on these amounts for the entire twelve months of fiscal 2019. We also had interest income of $310,923 from the IGH Note and the CannAssist Note during the year ended May 31, 2020, compared to interest income of $178,258 from the IGH Note and the CannAssist Note during the prior fiscal year.

Gain on Settlement of Liabilities

During the year ended May 31, 2020, we made a prepayment on the Oasis Note in connection with the settlement of a dispute between the former owners of Alternative Solutions and a consultant, and the amount of $275,000, which we had accrued with respect to this dispute, was extinguished. There was no comparable transaction during the prior fiscal year.

Gain on Modification of Leases

During the year ended May 31, 2020, we revised several of our Nevada operating leases for the use of warehouse and office facilities, which resulted in a gain on modification of leases in the amount of $28,511. There was no comparable transaction during the prior fiscal year.

Loss on Disposal of Assets

During the year ended May 31, 2020, we recognized a loss on the disposal of assets in the amount of $16,817 in connection with the discontinued use of capitalized software. There was no comparable transaction during the prior fiscal year.

Loss on Revaluation of Contingent Liability

During fiscal 2019, we revalued the performance-based bonus potentially due to the sellers in connection with the Oasis Acquisition. Pursuant to our evaluation, we increased the amount of the contingent liability from $678,111 to $1,000,000 to reflect the increase in sales generated by the Oasis LLCs during the year ended May 31, 2019, which increased the likelihood that the performance criteria would be met and that the payment would be due. This resulted in a charge to operations in the amount of $321,889 during the year ended May 31, 2019. There was no such charge during the year ended May 31, 2020 when we made this performance-based payment.

Net Loss

Our net loss for the year ended May 31, 2020 was $30,657,973 compared to $27,619,057 for the year ended May 31, 2019, an increase of $3,038,916 or 11%. The increase in the net loss was primarily due to the impairment charge related to the impairment of goodwill in the amount of $25,185,003 incurred during fiscal 2020. The net loss per diluted share for the year ended May 31, 2020 was $0.24, compared to a net loss per diluted share of $0.27 for the year ended May 31, 2019. These amounts were computed based on the weighted average of 126,390,105 and 102,869,612 shares outstanding during the fiscal years ended May 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at May 31, 2020 and 2019:

	May 31,	May 31,
	2020	2019
Current Assets	$7,941,808	$12,677,566
Current Liabilities	$1,882,216	$6,924,543
Working Capital (Deficit)	$6,059,592	$5,753,023

At May 31, 2020, we had working capital of $6,059,592, an increase of $306,569 from the working capital of $5,753,023 we had at May 31, 2019. Our working capital at May 31, 2020, includes $2,925,568 of cash. The increase in working capital was primarily the result of reclassifying from non-current to current assets the amount of $4,042,175 due to us under the IGH Note and our repayment of the Oasis Note in December 2019. At May 31, 2019, $4,724,521 due to us under the IGH Note was classified as a non-current asset. Our working capital needs will likely continue to increase, and if we require additional funds to meet them, we will seek additional debt or equity financing. We have operated at a loss since inception.

Cash flows used in operating activities were $3,162,965 during the year ended May 31, 2020, a decrease of $7,001,577, or 69%, compared to $10,164,542 during the year ended May 31, 2019.  In deriving cash flows used in operating activities from the net losses for fiscal 2020 and fiscal 2019, there were net amounts of $27,194,179 and $18,020,266, respectively, of non-cash items that were added back to the net loss for each such year.  For fiscal 2020, the most significant item added back to the net loss was $25,185,003 related to the impairment of goodwill; there was no comparable charge during fiscal 2019.  We also recorded the following significant items: $1,647,664 of amortization of debt discounts associated with our convertible debt during fiscal 2020 compared to $3,576,161 during fiscal 2019; and $199,014 for shares of common stock and warrants issued to officers and consultants during fiscal 2020 compared to $944,324 during fiscal 2019. During fiscal 2019, we added back to the net loss the following significant items: $8,084,522 related to a financing penalty associated with the WestPark Offering; and $4,744,053 related to the value of warrants and units issued to placement agents and non-cash offering costs in connection with the Canaccord Offering. There were no comparable transactions during the year ended May 31, 2020.

Finally, our cash used in operating activities was affected by changes in the components of working capital. The amounts of the components of working capital fluctuate for a variety of reasons, including management’s expectation of required inventory levels; the amount of accrued interest, both receivable and payable; the amount of prepaid expenses; the amount of accrued compensation and other accrued liabilities; the Company’s accounts payable and accounts receivable balances; and the capitalization of right-to-use assets and liabilities associated with operating leases. The changes in working capital activity for the year ended May 31, 2020 differed compared to the prior fiscal year due to a change in accounting principles that requires us to account for operating leases in a different manner and separates the asset and liability components of them into right of use assets and operating lease liabilities.  This accounting treatment was not in effect in fiscal 2019.  In addition, the overall net change in the components of working capital resulted in an increase in cash from operating activities in the amount of $192,437 during the year ended May 31, 2020, compared to a decrease in cash from operating activities of $565,751 during the prior fiscal year.  The more significant changes for the year ended May 31, 2020 were as follows: accrued interest increased by $1,300,715, compared to $995,941 during the prior fiscal year due to an increase in the principal amount of debt outstanding during the year ended May 31, 2020 (this increase was partially offset by a reduction in accrued interest that occurred when $1,553,082 of interest on our convertible debt was capitalized to principal pursuant to the applicable note terms); and we used $850,000 to pay a portion of the performance bonus to the sellers in connection with the Oasis Acquisition during fiscal 2020.

Cash flows used in investing activities were $438,090 for the year ended May 31, 2020, a decrease of $11,731,882, or 96%, compared to $12,169,972 during the year ended May 31, 2019.  During the year ended May 31, 2020, we made cash payments for property, equipment, and intangible assets in the amount of $1,945,368 related to the expansion of our Warehouse Facility and completion of our state-of-the-art processing plant, compared to $1,037,262 in the prior year. We also made a loan to CannAssist in the amount of $175,000 during the year ended May 31, 2020, compared to loans we made to In Good Health and CannAssist in the aggregate amount of $5,150,000 during the prior year. These cash payments were partially offset by proceeds of $1,682,278 from the collection of $1,357,278 of principal on the CannAssist note receivable, and $325,000 from the collection of principal on the IGH note receivable. Finally, we made a net payment of $5,982,710 during fiscal 2019 to the sellers of Alternative Solutions in connection with that acquisition.

Cash flows used in financing activities were $3,999,168 for the year ended May 31, 2020, a decrease of $36,806,509 or 112%, compared to cash generated by financing activities of $32,807,341 during the year ended May 31, 2019. During the year ended May 31, 2020, we made principal payments in the amount of $3,999,168 on the Oasis Note, compared to principal payments on all notes payable (convertible notes payable and related party notes payable) in the aggregate amount of $1,097,637 during the prior year, which were comprised primarily of $100,000 paid on the AJG Group Note, $210,000 paid on the Blatt Note, $250,000 paid on the YA PN I Note, and $500,000 paid on the YA PN II Note. During fiscal 2019, we received cash in the amount of $18,369,000 from the issuance of convertible debentures in the 2018 U.S. Convertible Debenture Offering and 2018 Convertible Debenture Offering, and $15,535,978 from the sale of equity to Navy Capital and in the Canaccord Special Warrant Offering. There were no comparable transactions during fiscal 2020.

Third Party Debt

The table below summarizes the status of our third party debt and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our Common Stock:

Name of Note	Original Principal Amount	Outstanding or Repaid	Payment Details
Todd Blatt	$210,000	Repaid	Repaid

AJG Group	$100,000	Repaid	Repaid

YA II PN Note	$750,000	Repaid	Repaid
	$250,000	Repaid	$250,000 plus interest converted into 700,616 shares of Common Stock.
	$250,000	Repaid	$250,000 plus interest converted into 640,068 shares of Common Stock.

Oasis Note	$4,000,000	Repaid	Repaid

2018 U.S. Convertible Debentures	$6,595,663	Outstanding	Due October 26-31, 2021. Amount due includes capitalized interest of $738,664.

2018 Convertible Debentures	$13,287,549	Outstanding	Due December 2021. Amount includes capitalized interest of $1,301,404 less conversion of principal in the amount of $25,856.

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

Pursuant to the terms of the debentures, YA II may elect to convert any portion of the principal and accrued interest under the debentures into our Common Stock at a fixed conversion price of $0.40 per share. The fixed conversion price may change if certain dilutive events or issuances occur. In addition, we may, at our sole discretion, make an Installment Amount using our Common Stock if certain conditions have been met. In such case, the applicable conversion price would be equal to 75% of the VWAP of our Common Stock during the fifteen consecutive trading days immediately preceding such conversion. During the three months ended August 31, 2018, a reset event occurred. As a result, the conversion price of the first YA II PN Note, in the principal amount of $750,000, was reduced to $0.34 per share of Common Stock.

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

Oasis Note

On June 27, 2018, we closed on the purchase of the remaining 90% of the membership interests of Alternative Solutions and the Oasis LLCs.  The closing occurred pursuant to the Acquisition Agreement dated December 4, 2017, as amended.  On such date, we made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $5,995,543, a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 22,058,823 shares of our Common Stock. The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because we assumed an additional $204,457 in liabilities. The Oasis Note bears interest at the rate of 6% per annum.  The principal amount of the Oasis Note was reduced in August 2019, in accordance with the terms of the Acquisition Agreement, as a result of the settlement of the dispute between the former owners of Alternative Solutions and 4Front Advisors, a consultant to Alternative Solutions.    The terms of the settlement with 4Front Advisors are confidential.  The Oasis Note is secured by all of the membership interests in Alternative Solutions and the Oasis LLCs and by the assets of the Oasis LLCs.  On December 31, 2019, we repaid the remaining amount of the note, which comprised $1,363,925 of principal and $370,370 of interest.

2018 U.S. Convertible Debenture Offering

Between October 25, 2018 and November 2, 2018, we entered into six subscription agreements, pursuant to which we agreed to sell, for an aggregate purchase price of $5,857,000, $5,857,000 in original principal amount of convertible debentures in minimum denominations of $1,000 each. The debentures bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen (18) months following their issuance, being payable by increasing the then-outstanding principal amount of the debentures. The debentures mature on a date that is three years following their issuance. The debentures are convertible into units at a conversion price of $0.80 per unit. Each unit consists of (i) one share of our Common Stock, par value $.001 and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of Common Stock at a price of $1.10. The debentures have other features, such as mandatory conversion in the event our Common Stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. Navy Capital and its affiliates purchased $5,000,000 in principal amount of debentures, with the remaining $857,000 in principal amount being purchased by several unaffiliated purchasers. The debentures include a provision for the capitalization of accrued interest on a quarterly basis. At May 31, 2020, accrued interest in the aggregate amount of $738,664 had been capitalized, and the aggregate principal amount of the debentures was $6,595,664.

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

We closed the 2018 Convertible Debenture Offering on December 12, 2018, issuing $12,012,000 million in 8% senior unsecured convertible debentures at the initial closing. At the closing, we paid the agents: (A)(i) a cash fee of $354,000 for advisory services provided to us in connection with the offering; (ii) a cash commission of $720,720, equivalent to 6.0% of the aggregate gross proceeds received at the closing of the offering; (B)(i) an aggregate of 184,375 units for advisory services; and (ii) a corporate finance fee equal to 375,375 units, which is the number of units equal to 2.5% of the aggregate gross proceeds received at the closing of the offering divided by the conversion price; and (C)(i) an aggregate of 442,500 advisory warrants; and (ii) 900,900 broker warrants, which was equal to 6.0% of the gross proceeds received at the closing of the offering divided by the conversion price. During the year ended May 31, 2020, principal in the amount of $25,856 was converted into 32,319 shares of common stock. The debentures include a provision for the capitalization of accrued interest on a quarterly basis. At May 31, 2020, accrued interest in the amount of $1,301,404 had been capitalized, and the principal amount of the debentures was $13,287,548.

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

In connection with the Special Warrant Offering, we paid a cash commission and other fees equal to CD$1,413,267 (USD$1,060,773), a corporate finance fee equal to 1,448,651 Special Warrants with a fair value of USD$1,413,300, and 2,317,842 Broker Warrants. Each Broker Warrant entitles the holder thereof to acquire one unit at a price of CD$0.45 per unit for a period of 36 months from the date that our Common Stock is listed on a recognized Canadian stock exchange, subject to adjustment in certain events. Our Common Stock commenced trading on the Canadian Stock Exchange on January 7, 2019. During the year ended May 31, 2020, we also issued investors 3,042,167 Special Warrants with a fair value of $7,142,550 as a penalty for failure to timely effect a Canadian prospectus with regard to the securities underlying the Special Warrants.

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

Liquidity and Capital Needs

Over the next twelve months we will likely require additional capital to cover our projected corporate level cash flow deficits, and the implementation of our business plan, including the development of other revenue sources, such as possible acquisitions.

During the next twelve months we do not have any capital projects planned. We may pursue additional acquisitions in the next twelve months but we have not entered into any definitive agreements with respect to either additional acquisitions or the capital necessary to finance them. If we do pursue any acquisitions, we would likely fund them with the proceeds of future equity sales, warrant exercise proceeds, loans or seller financings. We have not pursued the availability of any such sources at present.

Although our revenues are expected to grow as we expand our operations, our revenues only recently exceeded our Oasis and City Trees operating costs and we do not yet exceed our Oasis and City Trees operating costs and corporate overhead. Although we believe we have funds sufficient to sustain our operations at their current level, if we require additional cash, we expect to obtain the necessary funds as described above; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through additional debt and/or equity investments and acquisitions in our industry, successfully execute our business strategy, including our planned expansion and acquisitions, and successfully navigate the COVID-19 business environment in which we currently operate as well as any changes that may arise in the cannabis regulatory environment. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

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

The former owners of Alternative Solutions and the Oasis LLCs (other than Alternative Solutions) became entitled to a $1,000,000 payment from us because the Oasis LLC maintained an average revenue of $20,000 per day during the 2019 calendar year. We made a payment in the amount of $850,000 to the sellers on May 27, 2020. We deposited the balance due to sellers of $150,000 with an escrow agent to hold pending the outcome of a tax audit. During the year ended May 31, 2020, the State of Nevada notified the Oasis LLCs that it would be conducting a tax audit for periods both before and after the closing of the sale to CLS. The Oasis LLCs have not yet received the demand from the State of Nevada with the precise amount due and the amount escrowed is our best estimate of the pre-closing tax liability If the ultimate tax liability is less than $150,000, the balance of the escrowed amount will be paid to sellers. As of May 31, 2020, the $150,000 remains a liability on the Company’s balance sheet and $150,000 is recorded in an escrow account in the asset section of the Company’s balance sheet.

The transfer of 90% of the membership interests in Alternative Solutions and the Oasis LLCs to us was approved by the State of Nevada on December 12, 2018.

Consulting Agreements

We periodically use the services of outside investor relations consultants. During the year ended May 31, 2016, pursuant to a consulting agreement, we agreed to issue 10,000 shares of Common Stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our Common Stock have been earned and it is uncertain whether any shares will be issued. As of May 31, 2018, we included 20,000 shares of Common Stock, valued at $23,200 in stock payable on the accompanying balance sheets. The shares were valued based on the closing market price on the grant date.

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

On September 11, 2018, we issued 31,250 shares of common stock with a fair value of $25,310 in exchange for legal services previously rendered to the Company. These shares were accrued on February 8, 2018, and were issued from stock payable.

On August 16, 2019, we amended a consulting agreement whereby we agreed to issue up to 200,000 shares of common stock plus pay certain amounts in exchange for the consultant’s development for us of a corporate finance and investor relations campaign, which services will be provided over a six month period.  We issued 100,000 shares of common stock to this consultant before this agreement was terminated.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, and have an accumulated deficit of $76,846,124 as of May 31, 2020, compared to $46,188,151, as of May 31, 2019. That said, we had working capital of $6,059,592 as of May 31, 2020, compared to working capital of $5,753,023 at May 31, 2019. The report of our independent auditors for the year ended May 31, 2019, however, contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. We have performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard. We adopted the ASU and related amendments on June 1, 2019 and expect to elect certain practical expedients permitted under the transition guidance. We elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Under the new guidance, the majority of our leases will continue to be classified as operating. During the first quarter of fiscal 2020, we completed our implementation of our processes and policies to support the new lease accounting and reporting requirements. This resulted in an initial increase in both our total assets and total liabilities in the amount of $1,781,446. The adoption of this ASU has not had a significant impact on our consolidated statements of operations or cash flows on an ongoing basis.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for us on January 1, 2020. The amendments in this ASU will be applied on a prospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Effective June 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers. Under ASC 606, we recognize revenue from the commercial sales of products and licensing agreements by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on our financial statements as a result of adopting ASC 606.

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

●

Estimates and assumptions used in the valuation of intangible assets. In order to value our intangible assets, management prepares multi-year projections of revenue, costs of goods sold, gross margin, operating expenses, taxes and after tax margins relating to the operations associated with the intangible assets being valued. These projections are based on the estimates of management at the time they are prepared and include subjective assumptions regarding industry growth and other matters.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CLS Holdings USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CLS Holdings USA, Inc. (the Company) as of May 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended May 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2011.

Houston, Texas

August 31, 2020

CLS Holdings USA, Inc.

Consolidated Balance Sheets

	May 31,	May 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$2,925,568	$10,525,791
Accounts Receivable	161,409	163,571
Inventory	575,242	746,833
Prepaid expenses and other current assets	234,092	390,413
Interest receivable - current portion	3,322	-
Notes receivable - current portion	4,042,175	850,958
Total current assets	7,941,808	12,677,566

Investment	-	2,709
Note receivable	-	4,299,042
Interest receivable	-	178,258
Property, plant and equipment, net of accumulated depreciation of $868,200 and $546,408	3,775,509	1,910,301
Right of use assets, operating leases	1,403,429	-
Intangible assets, net of accumulated amortization of $242,389 and $116,476	1,421,204	1,525,087
Goodwill	557,896	25,742,899
Other assets	167,455	167,455

Total assets	$15,267,301	$46,503,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,172,883	$1,517,127
Accrued interest	222,433	474,800
Notes payable, net of discount of $0 and $67,384	-	3,932,616
Lease liability - operating leases, current	336,900	-
Contingent liability	150,000	1,000,000

Total current liabilities	1,882,216	6,924,543

Noncurrent liabilities
Lease liability - operating leases, non-current	1,136,151	-
Convertible notes payable - Long Term, net of discount of $2,238,730 and $3,819,010	17,644,482	14,541,220

Total Liabilities	20,662,849	21,465,763

Commitments and contingencies	-	-

Stockholder's equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized at May 31, 2020 and 2019; 126,521,416 and 125,839,095 shares issued and outstanding at May 31, 2020 and 2019, respectively	12,653	12,585
Additional paid-in capital	71,196,814	70,758,025
Common stock subscribed	241,109	455,095
Accumulated deficit	(76,846,124)	(46,188,151)
Total stockholder's equity (deficit)	(5,395,548)	25,037,554

Total liabilities and stockholders' equity (deficit)	$15,267,301	$46,503,317

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	May 31, 2020	May 31, 2019

Revenue	$11,917,629	$8,459,048
Cost of goods sold	5,959,286	4,836,166
Gross margin	5,958,343	3,622,882

Selling, general and administrative expenses	8,776,876	26,472,057
Impairment of goodwill	25,185,003	-
Total operating expenses	33,961,879	26,472,057

Operating loss	(28,003,536)	(22,849,175)

Other (income) expense:
Interest expense, net	2,941,131	4,447,993
Gain on settlement of liabilities	(275,000)	-
Gain on modification of operating leases	(28,511)	-
Loss on disposal of assets	16,817	-
Loss on revaluation of contingent liability	-	321,889
Total other expense	2,654,437	4,769,882

Loss before income taxes	(30,657,973)	(27,619,057)

Income tax expense	-	-

Net loss	$(30,657,973)	$(27,619,057)

Net loss per share - basic	$(0.24)	$(0.27)

Net loss per share - diluted	$(0.24)	$(0.27)

Weighted average shares outstanding - basic	126,390,105	102,869,612

Weighted average shares outstanding - diluted	126,390,105	102,869,612

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Stock	Accumulated
	Amount	Value	Capital	Payable	Deficit	Total
Balance, May 31, 2018	50,128,972	$5,013	$17,628,717	$307,584	$(18,569,094)	$(627,780)

Common stock issued for conversion of debt	3,697,511	370	1,295,320	-	-	1,295,690
Common stock issued in connection with Oasis acquisition	22,058,823	2,206	15,438,970	-	-	15,441,176
Common stock issued to consultant	731,250	73	515,240	(25,313)	-	490,000
Common stock issued to officer	625,000	62	281,438	(230,820)	-	50,680
Common stock to be issued to officer	-	-	-	403,644	-	403,644
Common stock issued for cash	14,375,000	1,438	5,748,562	-	-	5,750,000
Special Warrants issued for cash	-	-	9,785,978	-	-	9,785,978
Cashless exercise of warrant	148,951	15	(15)	-	-	-
Warrant issued due to penalty	-	-	941,972	-	-	941,972
Warrants issued as compensation for offering	-	-	2,369,830	-	-	2,369,830
Units issued as compensation for offering	559,750	56	557,279			557,335
Warrants issued to placement agent	-	-	1,413,300	-	-	1,413,300
Special warrant issued due to penalty	-	-	7,142,550	-	-	7,142,550
Common stock issued for exercise of special warrants	33,463,838	3,347	(3,347)	-	-	-
Common stock shares issued for settlement	50,000	5	47,495	-	-	47,500
Foreign currency transaction loss on equity offering	-	-	403,588	-	-	403,588
Discount on notes from beneficial conversion feature	-	-	5,888,707	-	-	5,888,707
Reclassification of derivative upon adoption of ASU 2017-11	-	-	1,265,751	-	-	1,265,751
Derivative valuation of reset event	-	-	35,883	-	-	35,883
Imputed interest	-	-	807	-	-	807
Net loss for the year ended May 31, 2019	-	-	-	-	(27,619,057)	(27,619,057)
Balance, May 31, 2019	125,839,095	$12,585	$70,758,025	$455,095	$(46,188,151)	$25,037,554

Common stock issued to officer	550,000	55	390,445	(390,500)	-	-
Common stock issued to consultant	100,000	10	22,490	(22,500)	-	-
Common stock issued for conversion of debt	32,321	3	25,854	-	-	25,857
Common stock to be issued to officer	-	-	-	154,014	-	154,014
Common stock to be issued to consultant	-	-	-	45,000	-	45,000
Net loss for the year ended May 31, 2020	-	-	-	-	(30,657,973)	(30,657,973)
Balance, May 31, 2020	126,521,416	$12,653	$71,196,814	$241,109	$(76,846,124)	$(5,395,548)

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	May 31, 2020	May 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,657,973)	$(27,619,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on contingent liabilities	(275,000)	-
Gain on modification of leases	(28,511)	-
Loss on disposal of assets	16,817	-
Impairment of goodwill	25,185,003	-
Imputed interest	-	807
Bad debt expense	108,392	-
Fair value of shares issued to consultants	45,000	490,000
Warrants issued to placement agent	-	3,783,130
Revaluation of contingent liability	-	321,889
Amortization of debt discounts	1,647,664	3,576,161
Warrants and Special Warrants issued due to penalty	-	8,084,522
Units issued to placement agent		557,335
Non-cash offering costs of equity financing	-	403,588
Fair value of shares vested by officers	154,014	454,324
Depreciation and amortization expense	449,192	288,351
Expense from derivative triggering event	-	12,659
Fair value of shares issued in settlement	-	47,500

Changes in assets and liabilities:
Accounts receivable	(106,230)	(128,134)
Prepaid expenses and other current assets	(122,936)	(292,769)
Inventory	171,591	(340,880)
Interest receivable	(224,517)	(178,258)
Right of use asset	1,300,392	-
Accounts payable and accrued expenses	(74,319)	(484,609)
Accrued compensation	-	(120,417)
Accrued interest, related party	-	(362)
Deferred rent	-	1,667
Accrued interest	1,300,715	995,941
Due to related parties	-	(17,930)
Contingent liability	(850,000)
Operating lease liability	(1,202,259)	-
Net cash used in operating activities	(3,162,965)	(10,164,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(1,923,338)	(1,037,262)
Payments to purchase intangible assets	(22,030)	-
Loan made to borrower under note receivable	(175,000)	(5,150,000)
Proceeds from collection of note receivable	1,682,278	-
Payment for investment in Alternative Solutions, net of cash received of $14,612	-	(5,982,710)
Net cash used in investing activities	(438,090)	(12,169,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	18,369,000
Principal payments on notes payable	-	(1,060,000)
Principal payments on related party notes payable	-	(137)
Principal payments on convertible notes payable	-	(37,500)
Principal payments on notes payable	(3,999,168)	-
Proceeds from sale of equity	-	15,535,978
Net cash (used in) provided by financing activities	(3,999,168)	32,807,341

Net (decrease) increase in cash and cash equivalents	(7,600,223)	10,472,827

Cash and cash equivalents at beginning of period	10,525,791	52,964

Cash and cash equivalents at end of period	$2,925,568	$10,525,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$307,612	$8,964
Income taxes paid	$-	$-

Common stock issued for services, previously accrued	$-	$17,500
Accrued interest capitalized to principal of notes payable	$-	$491,230
Convertible note issued for unpaid accrued salary	$-	$75,000
Beneficial conversion feature on convertible notes	$-	$5,888,707
Note payable exchanged for common stock	$-	$1,295,690
Charge to paid-in capital for par value of shares issued in cashless exercise of warrants	$-	$3,362
Reclassify derivative liability to paid-in capital upon adoption of ASU 2017-11	$-	$1,265,751
Adoption of lease standard ASU 2016-02	$2,675,310	$-
Capitalized interest on convertible debentures	$1,553,082	$-
Reclassification of deposit to fixed assets	$281,966	$-
Shares issued for conversion of notes payable	$25,857	$-
Shares issued for services from stock payable	$-	$25,313
Capitalized interest on note receivable	$399,453	$-

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

On October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc., a Massachusetts corporation (“IGH”), entered into an Option Agreement (the “IGH Option Agreement”). Under the terms of the IGH Option Agreement, CLS Massachusetts has an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that is one year after the effective date of the conversion and December 1, 2019 and ending on the date that is 60 days after such date. If CLS Massachusetts exercises the IGH Option, the Company, a wholly-owned subsidiary of the Company and IGH will enter into a merger agreement (the form of which has been agreed to by the parties) (the “IGH Merger Agreement”). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts will pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note. IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement have entered into agreements pursuant to which such stockholders have, among other things, agreed to vote in favor of such transactions. On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH, in the principal amount of $5,000,000, subject to the terms and conditions set forth in that certain loan agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender. The loan is evidenced by a secured promissory note of IGH, which bears interest at the rate of 6% per annum and matures on October 31, 2021. To secure the obligations of IGH to the Company under the loan agreement and the promissory note, the Company and IGH entered into a security agreement dated as of October 31, 2018, pursuant to which IGH granted to the Company a first priority lien on and security interest in all personal property of IGH. If the Company does not exercise the Option on or prior to the date that is 30 days following the end of the option period, the loan amount will be reduced to $2,500,000 as a break-up fee, subject to certain exceptions set forth in the IGH Option Agreement. On August 26, 2019, the parties amended the IGH Option Agreement to, among other things, delay closing until January 2020. By letter agreement dated January 31, 2020, the Company, CLS Massachusetts and IGH extended the IGH Option Agreement to February 4, 2020. On February 4, 2020, CLS Massachusetts exercised the IGH Option. By letter dated February 26, 2020, the Company informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. The Company advised IGH that it was electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the Note. This dispute, including whether IGH breached the IGH Option and whether CLS is entitled to collect default interest, is now in litigation.

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

On August 26, 2019, the Company and CannAssist entered into an agreement to amend the CannAssist Note. Pursuant to the amendment, there will be no additional advances under the CannAssist Note beyond the $150,000 advanced on February 4, 2019, and the $175,000 advanced on June 24, 2019. In addition, the CannAssist Note shall become due and payable in full on or before February 28, 2020. See note 16. On December 23, 2019, the Company received payment in full on the CannAssist loan in the amount of $342,567, which is made up of $325,000 of principal and $17,567 of interest. At May 31, 2020, the Company was owed $0 pursuant to the CannAssist Note.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $76,846,124 as of May 31, 2020. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company has adopted a fiscal year end of May 31st.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of CLS Holdings USA, Inc., and its direct and indirect wholly owned operating subsidiaries, CLS Nevada, Inc., (“CLS Nevada”), CLS Labs, Inc. (“CLS Labs”), CLS Labs Colorado, Inc. (“CLS Colorado”), CLS Massachusetts, Inc. (“CLS Massachusetts”), and Alternative Solutions, LLC (“Alternative Solutions”). Alternative Solutions is the sole owner of the following three entities (collectively, the “Oasis LLCs”): Serenity Wellness Center, LLC (“Serenity Wellness Center”); Serenity Wellness Products, LLC (“Serenity Wellness Products”); and Serenity Wellness Growers, LLC (“Serenity Wellness Growers”). All material intercompany transactions have been eliminated upon consolidation of these entities.

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

Reclassification

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $2,925,568 and $10,525,791 as of May 31, 2020 and 2019.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had $108,392 and $0 bad debts expense during the years ended May 31, 2020 and 2019, respectively.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment”. As a result of the impairment test, it was calculated that the net carrying value of goodwill exceeded the fair value  by  $25,185,003, and the Company recorded an impairment charge to operations during the year ended May 31, 2020. At May 31, 2020, the net carrying value of goodwill on  the Company’s balance sheet was $557,896.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $836,000 and $1,655,374 for the years ended May 31, 2020 and 2019, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $0 for the years ended May 31, 2020 and 2019.

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

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheets at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheets with changes in fair value recognized during each period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company uses for determining the fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (see note 20).

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

The following assumptions were used for the valuation of the derivative liability related to the convertible notes that contain a derivative component:

There were no derivative liabilities on the Company’s balance sheet during  the year ended May 31, 2020 which required valuation.

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

Revenue Recognition

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

Effective June 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from commercial sales of products and licensing agreements by applying the following steps: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract; and (5) recognizing revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of the service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended May 31, 2020 and 2019.

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the years ended May 31, 2020 and 2019:

	2020	2019
Cannabis Dispensary	$9,365,105	$5,492,312
Cannabis Production	2,552,524	2,966,736
	$11,917,629	$8,459,048

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.  At May 31, 2020 and 2019, the Company excluded from the calculation of fully diluted shares outstanding the following shares because the result would have been anti-dilutive: At May 31, 2020 a total of 88,130,526 shares (54,835,145 issuable upon the exercise of warrants; 7,676,974 issuable upon the exercise of unit warrants; 25,131,739 issuable upon the conversion of convertible notes payable and accrued interest; and 486,668 in stock to be issued). At May 31, 2019, the Company excluded from the calculation of fully diluted shares outstanding a total of 86,439,117 shares (54,818,985 issuable upon the exercise of warrants; 7,676,974 issuable upon the exercise of unit warrants; 23,261,393 issuable upon the conversion of convertible notes payable and accrued interest; and 681,764 in stock to be issued).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the years ended May 31, 2020 and 2019.

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

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS has issued a clarification allowing the deduction of certain expenses, the bulk of operating costs and general administrative costs are generally not permitted to be deducted. The operations of certain of the Company’s subsidiaries are subject to Section 280E. This results in permanent differences between ordinary and necessary business expenses deemed non-deductible under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at the lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The Company has performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard. The Company adopted the ASU and related amendments on June 1, 2019 and has elected certain practical expedients permitted under the transition guidance. The Company has elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Under the new guidance, the majority of the Company’s leases continue to be classified as operating. During the first quarter of fiscal 2020, the Company completed its implementation of its processes and policies to support the new lease accounting and reporting requirements. This resulted in an initial increase in both its total assets of $2,703,821 and total liabilities in the amount of $2,675,310.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Effective June 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products and licensing agreements by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of a service has been rendered to a customer or delivery has occurred; (3) the amount of the fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting ASC 606.

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

Those amendments do not have an accounting effect. The amendments in Part I of this update became effective the Company on June 1, 2019. The adoption of ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) did not have a material effect on the Company’s financial statements.

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

Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 paid in February 2018, for an initial 10% of each of the Oasis LLCs.  At that time, the Company applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received. On June 27, 2018, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $5,995,543, a $4.0 million promissory note due in December 2019 (see note 16), (the “Oasis Note”), and 22,058,823 shares of its common stock (see note 18), (the “Purchase Price Shares”) (collectively, the “Closing Consideration”). The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because the Company assumed an additional $204,457 of liabilities. The Company used the proceeds of a Canadian private securities offering to fund the cash portion of the Closing Consideration (see note 18).  The Company then applied for regulatory approval to own the additional 90% in membership interests in the Oasis LLCs, which it received on December 12, 2018. On August 14, 2019, the Company made a prepayment in the amount of $2,500,000, which, along with certain legal fees and other costs in the aggregate amount of $138,784, was applied to the amount due under the $4.0 million promissory note. The Company repaid the balance due under the Oasis Note on December 31, 2019.

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

A claim was made that Oasis owed certain amounts to a consultant at the acquisition date; Oasis disputed this claim.   This claim was accrued on the Company’s balance sheet as of May 31, 2019, and was resolved during the year ended May 31, 2020.

The sellers were also entitled to a $1,000,000 payment from the Company on May 30, 2020 if the Oasis LLCs maintained an average revenue of $20,000 per day during the 2019 calendar year. The fair value of this contingent consideration was $678,111 at the acquisition date as determined by the Company’s outside valuation consultants. At May 31, 2019, the Company increased the value of this contingent consideration to $1,000,000 and charged the amount of $321,889 to operations during the year ended May 31, 2019. This amount was recorded as a contingent liability on the Company’s balance sheet at May 31, 2019.

The full amount of the bonus payment was earned, and on May 27, 2020, the Company made a payment in the amount of $850,000 to the sellers. The Company deposited the balance due to sellers of $150,000 with an escrow agent to hold pending the outcome of a tax audit. During the year ended May 31, 2020, the State of Nevada notified the Oasis LLCs that it would be conducting a tax audit for periods both before and after the closing of the sale to CLS. The Oasis LLCs have not yet received the demand from the State of Nevada with the precise amount due and the amount escrowed is the Company’s best estimate of the pre-closing tax liability. If the ultimate tax liability is less than $150,000, the balance of the escrowed amount will be paid to sellers. As of May 31, 2020, the $150,000 remains a liability on the Company’s balance sheet and $150,0000 in recorded in an escrow account in the asset section of the Company’s balance sheet.

The acquisition date estimated fair value of the consideration transferred totaled $27,975,650, which consisted of the following:

Initial purchase price	$2,050,000
Cash paid in connection with transaction	5,995,543
Note payable	3,810,820
Contingent consideration	678,111
Common stock	15,441,176
Total purchase price	$27,975,650

Net tangible assets	$595,151
Intellectual property	319,600
License & customer relationships	990,000
Tradenames	301,000
Non-compete agreements	27,000
Goodwill	25,742,899
Total purchase price	$27,975,650

The above estimated fair value of the intangible assets is based on a preliminary purchase price allocation prepared by a third party valuation expert.  During the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  After the preliminary purchase price allocation period, the Company may record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in its operating results in the period in which the adjustments were determined. The Company assessed these intangible assets as of May 31, 2020 for purposes of determining if an impairment exists as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company recorded an impairment of goodwill in the amount of $25,185,003 based upon the difference between the carrying value of $25,742,899 and the fair value $557,896. Fair value was based upon the price of the Company’s common stock at May 31, 2020 of $0.06 per share. (see note 12). At May 31, 2020, the net amount of goodwill on the Company’s balance sheet was $557,896.

The Company recognized revenue from the Oasis LLCs in the amount of $11,917,629 and $8,459,048 for the years ended May 31, 2020 and 2019, respectively.

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of the Oasis LLCs was effective on June 1, 2018.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

Twelve months ended May 31, 2019
(unaudited)
Revenues	$9,759,956
Net loss	$(26,671,841)
Basic net loss per share	$(0.26)
Diluted net loss per share	$(0.26)
Weighted average shares - basic	102,869,612
Weighted average shares - diluted	102,869,612

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

On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH (the “IGH Loan”), in the principal amount of $5,000,000 (the “IGH Loan Amount”), subject to the terms and conditions set forth in that certain Loan Agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender (the “IGH Loan Agreement”) (see note 9). The IGH Loan is evidenced by a secured promissory note of IGH (the “IGH Note”), which bears interest at the rate of 6% per annum and matures on October 31, 2021. The Company recorded interest income in the amount of $296,250 and $174,247 on the IGH Loan during the years ended May 31, 2020 and 2019, respectively. On March 1, 2020, the Company capitalized interest in the amount of $399,453 into the principal amount due. During the year ended May 31, 2020, the Company also received payments on this note in the amount of $1,425,000, which is made up of $1,357,278 of principal and $67,722 of interest. As of May 31, 2020, the principal balance of the IGH Note was $4,042,175 and the balance of interest receivable was $3,322.

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

On August 26, 2019, the parties amended the IGH Option to, among other things, extend the Option Period and delay closing until January 2020. By letter agreement dated January 31, 2020, the Company, CLS Massachusetts and IGH extended the IGH Option Agreement to February 4, 2020. On February 4, 2020, CLS Massachusetts exercised the IGH Option. By letter dated February 26, 2020, the Company informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. The Company advised IGH that it was electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the Note. This dispute, including whether IGH breached the IGH Option and whether CLS is entitled to collect default interest, is now in litigation.

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

CannAssist

On January 29, 2019, the Company made a line of credit loan to CannAssist in the principal amount of up to $500,000, subject to the terms and conditions set forth in the CannAssist Loan Agreement. Any draws on the line of credit in excess of $150,000 will only be made in the sole discretion of the Company. The loan is evidenced by the CannAssist Note, which bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. On June 24, 2019, the Company advanced the sum of $175,000 to CannAssist, increasing the balance due to the Company under the CannAssist Note to $325,000. The Company recorded interest income in the amount of $14,673 and $4,011 on the loan during the years ended May 31, 2020 and 2019, respectively.

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable was $161,409 and $163,571 at May 31, 2020 and 2019, respectively. The Company had bad debt expense of $108,392 during the year ended May 31, 2020, including $101,512 in connection with a receivable from a credit card company. The Company had bad debt expense of $0 during the prior period.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at May 31, 2020 and 2019:

	May 31,	May 31,
	2020	2019
Deposits	$2,315	211,493
Prepaid expenses	231,777	178,920
Total	$234,092	$390,413

Deposits consist of amounts paid in advance for the acquisition of property and equipment. Prepaid expenses consist primarily of annual license fees charged by the State of Nevada; these fees are paid in advance, and amortized over the one year term of the licenses.

During the year ended May 31, 2020, the Company applied deposits in the amount of $281,966 to the acquisition of fixed assets.

NOTE 8 – INVENTORY

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	May 31,	May 31,
	2020	2019
Raw materials	$134,697	$323,635
Finished goods	440,545	423,198
Total	$575,242	$746,833

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

During the year ended May 31, 2018, the Company received a payment of $50,000 on the PRH Note.  As a result, the Company has reduced the impairment of the PRH Note by $50,000 to reflect this payment.  The receivable is recorded on the balance sheet as of May 31, 2020 in the amount of $0, net of allowance in the amount of $450,000.

IGH Note Receivable

On October 31, 2018, in connection with an option to purchase transaction (see note 5), the Company loaned $5,000,000 pursuant to the IGH Note to IGH; on November 6, 2018, IGH converted to a for-profit corporation. The IGH Note bears interest at the rate of 6% per annum. On March 1, 2020 (the “Initial Payment Date”), all accrued interest shall be added to the outstanding principal due hereunder and such amount shall be payable in eight equal quarterly installments, commencing on the Initial Payment Date, together with interest accruing after the Initial Payment Date. The IGH Note shall mature and all outstanding principal, accrued interest and any other amounts due hereunder, shall become due and payable in full on the third anniversary of the IGH Note. The IGH Note was issued in connection with a loan agreement and security agreement between the Company and IGH, and the IGH Option Agreement between the Company and IGH, among others, in both cases dated as of October 31, 2018 and the other IGH Loan Documents, and is secured by the collateral described in the IGH Loan Documents and by such other collateral as may in the future be granted to the Company to secure the IGH Note. During the years ended May 31, 2020 and 2019, the Company recorded interest income in the amounts of $296,250 and $174,247, respectively, in connection with the IGH Note.  During the years ended May 31, 2020 and 2019, the Company capitalized interest in the amount of $399,453 and $0, respectively, on the IGH Note.

By letter dated February 26, 2020, the Company informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note.  The Company advised IGH that it was electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the Note. This dispute, including whether IGH breached the IGH Option and whether CLS is entitled to collect default interest, is now in litigation.

During the year ended May 31, 2020, the Company received payments on the IGH Note in the amount of $1,425,000. The Company applied these payments as follows; $1,357,278 as a repayment of principal and $67,722 as a repayment of accrued interest. As a result, at May 31, 2020, principal in the amount of $4,042,175 and interest receivable in the amount of $3,322 due under the IGH Note were classified as current assets on the Company’s balance sheet.

CannAssist Note Receivable

On January 29, 2019, the Company made a line of credit loan to CannAssist pursuant to the CannAssist Note, in the principal amount of up to $500,000.  The loan bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. Payments on the loan were to commence on July 1, 2019 and the CannAssist Note was to mature on December 1, 2019. On August 26, 2019, the Company and CannAssist amended the CannAssist Note. Pursuant to the amendment, among other things, the CannAssist Note shall become due and payable in full on or before February 28, 2020. During the years ended May 31, 2020 and 2019, the Company recorded interest income in the amount of $14,673 and $4,011 on the CannAssist Note. On December 23, 2019, the Company received payment in full on the CannAssist loan in the amount of $342,567, which comprises $325,000 of principal and $17,567 of interest. At May 31, 2020, the principal amount of $0 and interest receivable in the amount of $0 due under the CannAssist Note were classified as current assets on the Company’s balance sheet.

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at May 31, 2020 and 2019:

	May 31,	May 31,
	2020	2019
Office equipment	$94,887	$53,152
Furniture & fixtures	144,025	140,701
Machinery & equipment	1,741,830	969,196
Leasehold improvements	2,662,967	1,293,660
Less: accumulated depreciation	(868,200)	(546,408)
Property and equipment, net	$3,775,509	$1,910,301

The Company also made payments in the amount of $1,923,338 and $1,037,262 for property and equipment during the years ended May 31, 2020 and 2019, respectively; the Company also reclassified from deposits to property, plant and equipment the amounts of $281,966 and $0 during the years ended May 31, 2020 and 2019, respectively. During the year ended May 31, 2020, the Company disposed of fixed assets a net book value of $16,817 and recorded a loss on disposal of fixed assets in that amount; there was no such comparable transaction during the prior period. During the year ended May 31, 2019, the Company also acquired property, plant, and equipment with an aggregate fair value of $933,142 with the acquisition of Alternative Solutions. See note 4.

Depreciation expense totaled $323,279 and $173,277 for the years ended May 31, 2020 and 2019, respectively.

NOTE 11 – RIGHT TO USE ASSETS AND LIABILITIES – OPERATING LEASES

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 4 years, some of which include options to extend.

The Company’s lease expense for the year ended May 31, 2020 was entirely comprised of operating leases and amounted to $420,953. The Company’s right of use (“ROU”) asset amortization for the year ended May 31, 2020 was $361,404. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The Company has recorded total right to use assets of $2,703,821 and liabilities in the amount of $2,675,310 through May 31, 2020, resulting in a gain in the amount of $28,511. During the year ended May 31, 2020, the Company entered into agreements to amend certain of its operating leases; the lease of the dispensary and administrative offices at 1800 Industrial Road were extended from June 30, 2023 to February 28, 2030, and the lease of the offices at 1718 Industrial Road was extended from August 31, 2020 to August 31, 2022.

Right to use assets – operating leases are summarized below:

May 31, 2020
Amount at inception of leases	$2,703,821
Amount amortized	(1,300,392)
Balance – May 31, 2020	$1,403,429

Operating lease liabilities are summarized below:

Amount at inception of leases	$2,675,310
Amount amortized	(1,202,259)
Balance – May 31, 2020	$1,473,051

May 31, 2020
Warehouses and offices	$1,473,051
Lease liability	$1,473,051
Less: current portion	(336,900)
Lease liability, non-current	$1,136,151

Maturity analysis under these lease agreements is as follows:

Twelve months ended May 31, 2021	$440,022
Twelve months ended May 31, 2022	184,172
Twelve months ended May 31, 2023	168,886
Twelve months ended May 31, 2024	169,617
Twelve months ended May 31, 2025	174,489
Thereafter	899,441
Total	$2,036,627
Less: Present value discount	(563,576)
Lease liability	$1,473,051

NOTE 12 – INTANGIBLE ASSETS

Intangible assets consisted of the following at May 31, 2020 and 2019:

	May 31, 2020
		Accumulated
	Gross	Amortization	Net
Intellectual Property	$319,600	$(61,257)	$258,343
License & Customer Relations	990,000	(94,875)	895,125
Tradenames - Trademarks	301,000	(57,692)	243,308
Non-compete Agreements	27,000	(25,882)	1,118
Domain Names	25,993	(2,683)	23,310
Total	$1,663,593	$(242,389)	$1,421,204

	May 31, 2019
		Accumulated
	Gross	Amortization	Net
Intellectual Property	$319,600	$(29,297)	$290,303
License & Customer Relations	990,000	(45,375)	944,625
Tradenames - Trademarks	301,000	(27,592)	273,408
Non-compete Agreements	27,000	(12,378)	14,622
Domain Names	3,963	(1,834)	2,129
Total	$1,641,563	$(116,476)	$1,525,087

Total amortization expense charged to operations for the years ended May 31, 2020 and 2019 was $125,913 and $115,074, respectively.

Amount to be amortized during the twelve months ended May 31,

2021	$113,080
2022	111,962
2023	111,962
2024	111,962
2025	111,962
Thereafter	860,276
$1,421,204

NOTE 13 – GOODWILL

The Company recorded goodwill in the amount of $25,742,899 in connection with the acquisition of Alternative Solutions on June 27, 2018 (see note 4).

Goodwill Impairment Test

The Company assessed its intangible assets as of May 31, 2020 for purposes of determining if an impairment exists as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company recorded an impairment of goodwill in the amount of $25,185,003 based upon the difference between the carrying value of $25,742,899 and fair value $557,896. Fair value was based upon the price of the Company’s common stock at May 31, 2020 of $0.06 per share. (see note 12). At May 31, 2020, the net amount of goodwill on the Company’s balance sheet was $557,896

NOTE 14 – OTHER ASSETS

Other assets included the following as of May 31, 2020 and May 31, 2019:

	May 31	May 31,
	2020	2019
Security deposits	167,455	167,455
	$167,455	$167,455

NOTE 15 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at May 31, 2020 and 2019:

	May 31,	May 31,
	2020	2019
Trade accounts payable	$591,060	$510,210
Accrued payroll and payroll taxes	212,361	230,119
Accrued liabilities	369,462	625,399
Deferred rent liability	-	151,399
Total	$1,172,883	$1,517,127

NOTE 16 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes Payable

	May 31,	May 31,
	2020	2019

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

The Company recognized an original issue discount of $189,180 on the Oasis Note.  During the year ended May 31, 2020 and 2019, $67,384 and $121,796, respectively, of this discount was charged to operations.  On August 14, 2019, the Company made a prepayment in the amount of $2,500,000, which was applied to the amount due under the Oasis Note; in addition, principal due under the Oasis note was further reduced by $133,389 for legal fees and $5,395 for other costs incurred by the Company in connection with a settlement agreement (see note 19). During the years ended May 31, 2020 and 2019, the Company accrued interest in the amounts of $82,037 and $225,333, respectively, on the Oasis Note. On December 31, 2019, the Company repaid the remaining amount of the note, $1,671,296, which comprised $1,363,925 of principal and $370,370 of interest.

	-	4,000,000

Total – Notes Payable	$-	$4,000,000
Less: Discount	-	(67,384)
Notes Payable, Net of Discounts	$-	$3,932,616
Current portion	$-	$3,932,616
Long term portion	$-	$-

Convertible Notes Payable

May 31, 2020	May 31, 2019

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 matures on a date that is three years following issuance. The U.S. Convertible Debenture 1 is convertible into units (the “Convertible Debenture Units”) at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of Convertible Debenture 1 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 1 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the years ended May 31, 2020 and 2019, $1,084,965 and $632,896 of this discount was charged to operations, respectively. During the years ended May 31, 2020 and 2019, the Company accrued interest in the amounts of $344,962 and $191,363 on the U.S. Convertible Debenture 1, respectively. Also, during the years ended May 31, 2020 and 2019, the Company transferred the amounts of $370,057 and $134,400 from accrued interest to principal of the U.S. Convertible Debenture 1, respectively.

4,504,457	4,134,400

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 matures on a date that is three years following issuance. The U.S. Convertible Debenture 2 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 2, the conversion price of Convertible Debenture 2 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 2 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the year ended May 31, 2020 and 2019, $271,241 and $158,224 of this discount was charged to operations, respectively. During the years ended May 31, 2020 and 2019, the Company accrued interest in the amounts of $86,240 and $47,841 on the U.S. Convertible Debenture 2, respectively. Also, during the years ended May 31, 2020 and 2019, the Company transferred the amounts of $92,514 and $33,600 from accrued interest to principal of the U.S. Convertible Debenture 2, respectively.

1,126,114	1,033,600

May 31, 2020	May 31, 2019

Convertible debenture in the principal amount of $100,000 (the “U.S. Convertible Debenture 3”) dated October 24, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 3. The U.S. Convertible Debenture 3 matures on a date that is three years following issuance. The U.S. Convertible Debenture 3 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 3 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 3, the conversion price of Convertible Debenture 3 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 3 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 3 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 3 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $75,415 on the U.S. Convertible Debenture 3. During the years ended May 31, 2020 and 2019, $25,138 and $14,664 of this discount was charged to operations, respectively. During the years ended May 31, 2020 and 2019, the Company accrued interest in the amounts of $8,638 and $4,945 on the U.S. Convertible Debenture 3, respectively. Also, during the years ended May 31, 2020 and 2019, the Company transferred the amounts of $9,117 and $3,496 from accrued interest to principal of the U.S. Convertible Debenture 3, respectively.

112,613	103,496

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 matures on a date that is three years following issuance. The U.S. Convertible Debenture 4 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of Convertible Debenture 4 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 4 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the years ended May 31, 2020 and 2019, $138,884 and $81,016 of this discount was charged to operations, respectively. During the years ended May 31, 2020 and 2019, the Company accrued interest in the amounts of $45,942 and $26,185 on the U.S. Convertible Debenture 4, respectively. Also, during the years ended May 31, 2020 and 2019, the Company transferred the amounts of $48,623 and $18,478 from accrued interest to principal of the U.S. Convertible Debenture 4, respectively.

599,101	550,478

	May 31, 2020	May 31, 2019

Convertible debenture in the principal amount of $150,000 (the “U.S. Convertible Debenture 5”) dated October 26, 2018,  which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 5. The U.S. Convertible Debenture 5 matures on a date that is three years following issuance. The U.S. Convertible Debenture 5 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 5 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 5 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $120,100 on the U.S. Convertible Debenture 5. During the years ended May 31, 2020 and 2019, $40,033 and $23,353 of this discount was charged to operations, respectively. During the years ended May 31, 2020 and 2019, the Company accrued interest in the amounts of $12,950 and $7,348 on the U.S. Convertible Debenture 5, respectively. Also, during the years ended May 31, 2020 and 2019, the Company transferred the amounts of $13,743 and $5,176 from accrued interest to principal of the U.S. Convertible Debenture 5, respectively.

	168,919	155,176

Convertible debenture payable in the principal amount of $75,000 (the “U.S. Convertible Debenture 6”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 6. The U.S. Convertible Debenture 6 matures on a date that is three years following issuance. The U.S. Convertible Debenture 6 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 6 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 6 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $60,049 on the U.S. Convertible Debenture 6. During the years ended May 31, 2020 and 2019, $20,019 and $11,674 of this discount was charged to operations, respectively. During the years ended May 31, 2020 and 2019, the Company accrued interest in the amounts of $6,475 and $3,674 on the U.S. Convertible Debenture 6, respectively. Also, during the years ended May 31, 2020 and 2019, the Company transferred the amounts of $6,871 and $2,588 from accrued interest to principal of the U.S. Convertible Debenture 6, respectively.	84,459	77,588

	May 31, 2020	May 31, 2019

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures mature on a date that is three years following issuance. The Canaccord Debentures are convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 32,321 shares of the Company’s common stock, and warrants to purchase 16,160 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the years ended May 31, 2020 and 2019, the Company accrued interest in the amounts of $1,025,549 and $458,759 on the Canaccord Debentures, respectively. Also, during the years ended May 31, 2020 and 2019, the Company transferred the amounts of $984,300 and $291,249 from accrued interest to principal of the Canaccord Debentures, respectively.

	13,287,549	12,305,492

Total - Convertible Notes Payable	$19,883,212	$18,360,230
Less: Discount	(2,238,730)	(3,819,010)
Convertible Notes Payable, Net of Discounts	$17,644,482	$14,541,220

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$-	$-
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$17,644,482	$14,541,220

Discounts on notes payable amortized to interest expense – years ended May 31, 2020 and 2019, respectively	$1,580,280	$921,827

Aggregate maturities of notes payable and convertible notes payable as of May 31, 2020 are as follows:

For the twelve months ended May 31,

2021	$-
2022	19,883,212
2023	-
2024	-
2025	-
Thereafter	-
Total	$19,883,212

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

NOTE 17 – CONTINGENT LIABILITY

The terms of the Company’s acquisition of Alternative Solutions, include a payment of $1,000,000 contingent upon the Oasis LLCs achieving certain revenue targets. (see note 4). The fair value of this contingent consideration at the time of the Acquisition Agreement was $678,111 as determined by the Company’s outside valuation consultants. Management reviewed the value of the contingent consideration, and concluded that, due to the increased revenue of Alternative Solutions, the fair value of this contingent liability was $1,000,000 at May 31, 2019. The Company recorded a charge to operations in the amount of $321,889 during the year ended May 31, 2019.

The full amount of the bonus payment was earned, and on May 27, 2020, the Company made a payment in the amount of $850,000 to the sellers. The Company deposited the balance due to sellers of $150,000 with an escrow agent to hold pending the outcome of a tax audit. During the year ended May 31, 2020, the State of Nevada notified the Oasis LLCs that it would be conducting a tax audit for periods both before and after the closing of the sale to CLS. The Oasis LLCs have not yet received the demand from the State of Nevada with the precise amount due and the amount escrowed is the Company’s best estimate of the pre-closing tax liability If the ultimate tax liability is less than $150,000, the balance of the escrowed amount will be paid to sellers. As of May 31, 2020, the $150,000 remains a liability on the Company’s balance sheet and $150,000 is recorded in an escrow account in the asset section of the Company’s balance sheet.

NOTE 18 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.0001, at May 31, 2020 and 2019, and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 126,521,416 and 125,839,095 shares of common stock issued and outstanding as of May 31, 2020 and 2019, respectively.

The Company recorded imputed interest of $0 and $807 during the years ended May 31, 2020 and 2019 on related party payables due to a director and officer of the Company, and charged this amount to additional paid-in capital. During the year ended May 31, 2019, the Company repaid the related party payables in the aggregate amount of $17,930.

Year ended May 31, 2020:

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

Common Stock Issued and To Be Issued to Officers and Service Providers:

On July 22, 2019, the Company issued 500,000 shares of common stock with a fair value of $355,000 to Ben Sillitoe, Chief Executive Officer of CLS Nevada, in connection with his employment agreement. $325,417 was recorded during fiscal 2019, and issued from stock payable during the year ended May 31, 2020; $29,583 was charged to operations during the year ended May 31, 2020. At issuance, $50 was charged to common stock, and $354,950 was charged to additional paid-in capital.

On July 22, 2019, the Company issued 50,000 shares of common stock with a fair value of $35,495 to Don Decatur, Chief Operating Officer of CLS Nevada, in connection with his employment agreement. $32,542 of this amount was recorded during fiscal 2019, and issued from stock payable during the year ended May 31, 2020; $2,958 was charged to operations during the year ended May 31, 2020. At issuance, $5 was charged to common stock, and $35,495 was charged to additional paid-in capital.

During the year ended May 31, 2020, the Company charged an aggregate of $154,014 to common stock subscribed representing the accrual over the vesting period of 791,668 shares of restricted common stock issuable to officers.

The Company also charged $45,000 to common stock subscribed representing the fair value of 200,000 shares of common stock to be issued to a service provider. During the year ended May 31, 2020, the Company issued 100,000 of these shares of common stock. At issuance, $22,500 was transferred from common stock subscribed; $10 was charged to common stock, and $22,490 was charged to additional paid-in capital.

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

On October 23, 2018, Newcan, which is owned by a director of the Company and was the holder of a convertible promissory note, converted a total of $78,534, which consisted of $75,000 of principal and $3,534 of accrued interest, into 196,336 shares of common stock.

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

Stock Issued for Services

On June 24, 2018, pursuant to the terms of a severance agreement between the Company and David Lamadrid, the Company issued 600,000 shares of restricted common stock to Mr. Lamadrid. These shares were valued at $264,000 based upon the Company’s stock price of $0.44 on Mr. Lamadrid’s date of employment. Of this amount, $213,320 had been previously expensed and the remaining $50,680 was charged to operations during the year ended May 31, 2019.

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

On September 11, 2018, the Company issued 31,250 shares of common stock valued at $25,310 based upon the Company’s stock price of $0.81 at the date of the grant, in exchange for legal services previously rendered to the Company. These shares were accrued on February 8, 2018, and were issued from stock payable.

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

On November 30, 2018, all of the special warrants were automatically converted into 33,463,838 shares of common stock and warrants to purchase 33,463,838 shares of common stock for CD$0.65 per share.

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

Stock Issued for Compensation for Debenture Offering

On December 12, 2018, in connection with the issuance of the Canaccord Debentures, the Company issued 559,750 units as , compensation for advisory and agent fees. Each unit is comprised of one share of common stock and one-half of one common stock purchase warrant at an exercise price of $1.10 per whole share of common stock. As a result, the Company issued 559,750 shares of common stock as compensation for agent and advisory services. These shares were valued at $557,335, and this amount was charged to operations during the year May 31, 2019.

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

On June 1, 2018, the Company adopted ASU 2017-11 and accordingly reclassified the fair value of the reset provisions embedded in the previously issued convertible notes payable and certain warrants with embedded anti-dilutive provisions from liability to additional paid-in capital in the aggregate amount of $1,265,751. On June 20, 2018, a reset event occurred in connection with the YA II PN 2 Note, and the Company charged the change in fair value of the conversion feature in the amount of $35,833 to additional paid-in capital. This was considered a material modification of the note, and the Company created a new discount to this note in the amount of $750,000, which was charged to additional paid-in capital.

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

Warrants

On June 27, 2018, the Company incurred a penalty in connection with the WestPark Offering due to the late filing of the registration statement that included the resale of the securities that were sold in such offering.  As a result of the penalty, the Company issued three-year common stock warrants to purchase an aggregate of 1,368,250 shares of the Company’s common stock at an exercise price of $0.50 per share.   In addition, the Company reduced the exercise price of the common stock purchase warrants previously issued to the investors in the WestPark Offering from $0.75 per share to $0.50 per share.  The fair value of the penalty was $941,972; this amount was charged to operations during the year ended May 31, 2019.

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

The Company valued warrants using the Black-Scholes valuation model utilizing the following variables:

	May 31,	May 31,
	2020	2019
Volatility	-%	79.02 to 400.3%
Dividends	$-	$0
Risk-free interest rates	-%	2.68% to 2.77%
Term (years)	-	3

The following table summarizes the significant terms of warrants outstanding at May 31, 2020. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.49	33,465,110	1.50	$0.49	33,465,110	$0.49
0.50	2,736,500	1.73	0.50	2,736,500	0.50
0.60	17,500,000	1.50	0.60	17,500,000	0.60
0.75	837,500	0.72	0.75	837,500	0.75
1.10	296,035	1.56	1.10	296,035	1.10
	54,835,145	1.50	$0.53	54,835,145	$0.53

Transactions involving warrants are summarized as follows. This table does not include the special warrants or unit warrants. See Special Warrants and Unit Warrants sections below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2018	4,495,750	$0.61
Granted	50,738,235	$0.653
Exercised	(415,000)	$0.75
Cancelled / Expired	-	$-

Warrants outstanding at May 31, 2019	54,818,985	$0.53
Granted	16,160	$1.10
Exercised	-	$-
Cancelled / Expired	-	$-
Warrants outstanding at May 31, 2020	54,835,145	$0.53

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

On November 30, 2018, all of the special warrants were automatically exercised for an aggregate of 33,463,838 shares of common stock and three-year warrants to purchase 33,463,838 shares of common stock for CD$0.65 per share.

Because the special warrants were exercisable for Common Stock and warrants, they were not included in the warrant tables above. There were no special warrants outstanding at May 31, 2020 or 2019.

Unit Warrants

On June 20, 2018, in connection with the special warrant offering, the Company issued Canaccord Genuity Corp. 2,317,842 three-year broker warrants at an exercise price of C$0.45 per share as compensation.  Each warrant entitles the holder to purchase one unit, which consists of one share of common stock and a warrant to purchase one share of common stock, for C$0.65 per share. These warrants were valued at $1,495,373, and this amount was charged to operations during the year ended May 31, 2019.

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

NOTE 19 – GAIN ON SETTLEMENT OF LIABILITIES

On August 14, 2019, the Company made a payment to 4Front Advisors to settle its dispute with Alternative Solutions and its former owners and the Oasis Note was reduced in accordance with its terms.  In addition, the amount of $275,000, which the Company had accrued with respect to this dispute, was extinguished resulting in a gain of $275,000.

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has issued convertible notes containing beneficial conversion features.  One of the features is a ratchet reset provision which, in general, reduces the conversion price should the Company issue equity with an effective price per share that is lower than the stated conversion price in the note. The Company accounts for the fair value of the conversion feature in accordance with ASC 815- Accounting for Derivatives and Hedging and Emerging Issues Task Force (“EITF”) 07-05- Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). The Company carries the embedded derivative on its balance sheet at fair value and accounts for any unrealized change in fair value as a component of its results of operations. The Company also had a contingent liability in connection with the acquisition of Alternative Solutions (see note 17).

The following summarizes the Company’s financial liabilities that are recorded at fair value on a recurring basis at May 31, 2020 and 2019:

May 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

May 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

NOTE 21 – RELATED PARTY TRANSACTIONS

As of May 31, 2020 and 2019, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

On July 27, 2018, the Company granted 25,000 shares of restricted common stock to Frank Tarantino, its former Chief Financial Officer. These shares vested four months after issuance. The shares were valued at $17,500, and were amortized over the vesting period. These shares were issued on April 11, 2019.

On July 31, 2018, the Company granted Ben Sillitoe, the former Chief Executive Officer of CLS Nevada, Inc. a one-time signing bonus of 500,000 shares of restricted common stock, which became fully vested one year from the effective date of his employment agreement. These shares were valued at $355,000 and were amortized over the vesting period. As of May 31, 2020 and 2019, $29,583 and $325,417 had been charged to operations, respectively. On July 22, 2019, the Company issued these shares to Mr. Ben Sillitoe.

On July 31, 2018, the Company granted Mr. Don Decatur, the former Chief Operating Officer of CLS Nevada, Inc. a one-time signing bonus of 50,000 shares of restricted common stock, which became fully vested one year from the effective date of his employment agreement. These shares were valued at $35,000 and were amortized over the vesting period. As of May 31, 2020 and 2019, $2,958 and $32,542 had been charged to operations, respectively. On July 22, 2019, the Company issued these shares to Mr. Decatur.

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

Related Party Notes Payable

During the year ended May 31, 2019, the Company made principal and interest payments to Mr. Binder in the amount of $37,500 and $3,903, respectively. At May 31, 2020 and 2019, the Company had no principal or accrued interest payable to Mr. Binder.

During the year ended May 31, 2019, David Lamadrid converted principal in the amount of $31,250 and accrued interest in the amount of $1,247 into a total of 103,989 shares of common stock. At May 31, 2020 and 2019, the Company had no principal or accrued interest payable to Mr. Lamadrid.

During the year ended May 31, 2019, Newcan Investment Partners, LLC, converted principal in the amount of $75,000 and accrued interest in the amount of $3,534 into a total of 196,336 shares of common stock. At May 31, 2020 and 2019, the Company had no principal or accrued interest payable to Newcan Investment Partners, LLC.

NOTE 22 – INCOME TAXES

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

As of May 31, 2020 and 2019, the Company had incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The Company’s tax rate was reduced from 34% for the year ended May 31, 2018 to 21% for the year ended May 31, 2020 and 2019 due to changes in the federal income tax rate enacted by the 2018 Tax Cuts and Jobs Act. The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	May 31,	May 31,
	2020	2019
Federal and state statutory rate	21%	21%
Net operating loss carry forwards	2,538,429	3,001,749
Valuation allowance for deferred tax assets	(2,538,429)	(3,001,749)
Net deferred tax assets	-	-

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS has issued a clarification allowing the deduction of certain expenses, the bulk of operating costs and general administrative costs are generally not permitted to be deducted. The operations of certain of the Company’s subsidiaries are subject to Section 280E. This results in permanent differences between ordinary and necessary business expenses deemed non-deductible under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

As of May 31, 2020 and 2019, the Company had net operating loss carry forwards of approximately $12,087,758 and $14,294,045 available to offset future taxable income.  The net operating loss carry forwards, if not utilized, will begin to expire in 2037.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realized. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at May 31, 2020 and 2019.  The Company had no uncertain tax positions as of May 31, 2020.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

Lease Arrangements

The Company leases several facilities for office, warehouse, and retail space. Currently lease commitments are as follows:

A lease which commenced February 2019 for 1,400 square feet of office space located at 1718 Industrial Road, Las Vegas, NV 89102 initially for a term of eighteen months, for the initial amount of $1,785 per month. In February 2020, this lease was extended to August 31, 2022, with the monthly amount increasing to $1,866.70 until September 2021, after which it will be subject to annual increases of 3%.

A lease which commenced January 2018 for 1,000 square feet of storefront plus 5,900 square feet of warehouse space located at 1800 Industrial Road, Suites 102, 160, and 180, Las Vegas, NV 89102 initially for a term of five years for the base amount of $7,500 per month, with annual increases of 3%. In February 2020, this lease was extended to February 28, 2030 and the monthly payment amount was increased by $600.

A lease which commenced February 2019 for 2,504 square feet of office space located at 1800 Industrial Road, Suite 100, Las Vegas, NV 89102 for the initial amount of $3,210 per month, with annual increases of 4%. In February 2020, this lease was extended to February 28, 2030, and the lease was modified to include annual increases of 3%.

A lease which commenced January 2016 for 22,000 square feet of warehouse space located at 203 E. Mayflower Avenue, North Las Vegas, NV 89030 for an initial term of five years and an initial amount of $11,000 per month, increasing to $29,000 per month.

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease.  These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of May 31, 2020.

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

On July 31, 2018, the Company and Mr. Sillitoe entered into a one-year employment agreement. Pursuant to the agreement, Mr. Sillitoe commenced serving as the Chief Executive Officer of CLS Nevada, Inc. effective July 1, 2018. Under the agreement, Mr. Sillitoe is entitled to receive an annual salary of $150,000. Further, he is entitled to receive a performance bonus equal to 2% of the annual EBITDA of CLS Nevada, Inc., and annual restricted stock awards of the Company’s common stock in an amount equal to 3% of the annual EBITDA of CLS Nevada, Inc. Additionally, Mr. Sillitoe received a one-time signing bonus of 500,000 shares of restricted common stock, which became fully vested one year from the effective date of his employment agreement. On July 31, 2019, CLS Nevada, Inc. and Mr. Sillitoe amended Mr. Sillitoe’s employment agreement to effect the original intention of the parties that the performance bonus would be based on the results of Alternative Solutions and not CLS Nevada, Inc. On April 16, 2020, CLS Nevada, Inc. notified Mr. Sillitoe of its intent not to renew the employment agreement upon its termination on June 30, 2020.

CLS Nevada, Inc. and Mr. Decatur entered into a one-year employment agreement effective July 31, 2018.  Pursuant to the agreement, Mr. Decatur commenced serving as the Chief Operating Officer of CLS Nevada, Inc. on July 1, 2018.  Under the agreement, Mr. Decatur is entitled to receive an annual salary of $150,000.  Further, he is entitled to receive a performance bonus equal to 2% of the annual EBITDA of CLS Nevada, Inc., and annual restricted stock awards of the Company’ common stock in an amount equal to 3% of the annual EBITDA of CLS Nevada, Inc.  Additionally, Mr. Decatur received to a one-time signing bonus of 50,000 shares of restricted common stock, which became fully vested one year from the effective date of his employment agreement. On May 14, 2019, CLS Nevada and Mr. Decatur entered into an amendment to his employment agreement to extend the term of Mr. Decatur's employment agreement by two years instead of relying on the automatic one-year renewal provision in the employment agreement. On July 31, 2019, CLS Nevada, Inc. and Mr. Decatur amended Mr. Decatur’s employment agreement to effect the original intention of the parties that the performance bonus would be based on the results of Alternative Solutions and not CLS Nevada, Inc. On December 16, 2019, Mr. Decatur resigned from his position as Chief Operating Officer of CLS Nevada, Inc., effective immediately, for personal reasons.

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

At May 31, 2020 and 2019, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250.

NOTE 24 – SUBSEQUENT EVENTS

The Company has evaluated events through the date the financial statements and has determined that there were no material subsequent events.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Jeffrey Binder, our Chief Executive Officer, and Gregg Carlson, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Binder and Mr. Carlson concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●         We do not have an independent board of directors, an independent audit committee or adequate segregation of duties;

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

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

PART IV

Item 15.  Exhibits

 The following exhibits are included as part of this Annual Report on Form 10-K by reference:

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

2.9

First Amendment to Secured Promissory Note and Security Agreement and Termination of Membership Interest Purchase Agreement, dated August 26, 2019, by and among CannAssist and CLS Holdings USA, Inc. (incorporated by reference from Exhibit 2.9 in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 filed with the SEC on August 29, 2019).

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

4.4

Debenture Indenture dated December 12, 2018 by and between the Company and Odyssey Trust Company (incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2018).

4.5

Warrant Indenture dated December 12, 2018 by and between the Company and Odyssey Trust Company (incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2018).

4.6*	Description of Registrant’s Securities

10.1.A

Employment Agreement dated October 1, 2014 between CLS Labs, Inc. and Jeffrey Binder (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015) (1).

10.1.B

Addendum to Employment Agreement dated April 28, 2015 between CLS Labs, Inc., CLS Holdings USA, Inc. and Jeffrey Binder (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015) (1).

10.1.C

Amendment to Employment Agreement, dated October 14, 2019 but effective October 1, 2019, by and among CLS Holdings, Inc., CLS Labs, Inc. and Jeffrey I. Binder (incorporated by reference from Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 filed with the SEC on October 15, 2019). (1)

10.2

Lease dated April 17, 2015 between Casimir-Quince, LLC, and CLS Labs Colorado, Inc. (incorporated by reference from Exhibit 10.5 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

10.3

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

10.5	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2015).

10.6

Convertible Promissory Note dated April 6, 2018 in favor of Jeffrey Binder in the original principal amount of $37,500.00 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2018).

10.7

Warrant to Purchase 1,875,000 shares of Common Stock issued May 14, 2018 by CLS Holdings USA, Inc. in favor of YA II PN, Ltd. (incorporated by reference from Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2018).

10.8

Agency Agreement dated June 20, 2018 by and between CLS Holdings USA, Inc. and Canaccord Genuity Corp. (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2018).

10.9

6% Secured Promissory Note of CLS Holdings USA, Inc. in favor of Serenity Wellness Enterprises, LLC, as nominee, in the aggregate principal amount of $4,000,000 dated June 27, 2018 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018).

10.10

Convertible Debenture dated July 20, 2018 in the original principal amount of $500,000 made by CLS Holdings USA, Inc. in favor of YA II PN, Ltd. (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).

10.11

Warrant to Purchase 1,250,000 shares of Common Stock issued July 20, 2018 by CLS Holdings USA, Inc. in favor of YA II PN, Ltd (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).

10.12	Bonus Award Letter to Star Associates, LLC dated July 24, 2018 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2018). (1)

10.13

Employment Agreement dated July 31, 2018 between CLS Nevada, Inc. and Benjamin Sillitoe (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2018) (1).

10.14

Employment Agreement dated July 31, 2018 between CLS Nevada, Inc. and Don Decatur (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2018) (1).

10.15

First Amendment to Employment Agreement, dated May 14, 2019, by and between CLS Nevada, Inc. and Don Decatur (incorporated by reference from Exhibit 10.48 in the Company’s Registration Statement (File No. 333- 232553) on Form S-1 filed with the SEC on July 3, 2019) (1).

10.16

Form of Subscription Agreement and Warrant with six accredited investors of Units, each consisting of one share and one warrant to purchase one share, in the aggregate amount of $5,750,000 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2018).

10.17

Convertible Promissory Note dated August 6, 2018 in favor of Newcan Investment Partners LLC in the original principal amount of $75,000.00 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2018).

10.18

Form of Subscription Agreement and Warrant with six accredited investors for the purchase of 8% convertible debentures in the aggregate amount of $5,857,000 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018).

10.19

Option Agreement, dated October 31, 2018, by and among CLS Holdings USA, Inc., CLS Massachusetts, Inc. and In Good Health, Inc. (incorporated by reference from Exhibit 10.4 in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018).

10.20

Loan Agreement, dated October 31, 2018, by and between CLS Holdings USA, Inc. and In Good Health, Inc. (incorporated by reference from Exhibit 10.5 in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018).

10.21

Secured Promissory Note, dated October 31, 2018, issued by In Good Health, Inc. in favor of CLS Holdings USA, Inc. (incorporated by reference from Exhibit 10.6 in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018).

10.22

Security Agreement, dated October 31, 2018, by and between CLS Holdings USA, Inc. and In Good Health, Inc. (incorporated by reference from Exhibit 10.7 in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018).

10.23

Agency Agreement dated December 12, 2018 by and between the Company and Canaccord Genuity Corp (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2018)

10.24

Loan Agreement, dated January 29, 2019, by and between CLS Holdings USA, Inc. and CannAssist, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2019

10.25

Secured Promissory Note, dated January 29, 2019, issued by CannAssist, LLC in favor of CLS Holdings USA, Inc. (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2019)

10.26

Security Agreement, dated January 29, 2019, by and between CLS Holdings USA, Inc. and CannAssist, LLC (incorporated by reference from Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2019)

10.27.A

Employment Agreement dated March 1, 2019 between CLS Holdings USA, Inc. and Andrew Glashow (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2019) (1).

10.27.B

Amendment to Employment Agreement, dated October 14, 2019 but effective October 1, 2019, by and among CLS Holdings USA, Inc., and Andrew Glashow (incorporated by reference from Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 filed with the SEC on October 15, 2019) (1)

10.28

Employment Agreement, dated April 8, 2019, by and between Alternative Solutions, LLC and Gregg Carlson (incorporated by reference from Exhibit 10.62 in the Company’s Registration Statement (File No. 333- 232553) on Form S-1 filed with the SEC on July 3, 2019 (1).

10.29

Form of First Amendment to Convertible Debenture with Navy Capital Green International, Ltd., Darling Capital, LLC and Murray FO, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2019).

10.30

First Amendment to Option Agreement, dated August 26, 2019, by and among CLS Massachusetts, Inc., CLS Holdings USA, Inc., and In Good Health, Inc. (incorporated by reference from Exhibit 10.61 in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 filed with the SEC on August 29, 2019).

10.31

Lease Agreement by and between 1800 Industrial, LLC and Alternative Solutions, L.L.C. dated July 6, 2014 for premises located at 1800 Industrial Road, Suites 102, 160 and 180 (incorporated by reference from Exhibit 10.71 in the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2018.

10.31.A*	Lease Addendum dated June 13, 2018 to Lease Agreement by and between 1800 Industrial, L.L.C. and Alternative Solutions, L.L.C. dated July 6, 2014

10.32

Standard Industrial/Commercial Single-Tenant Lease by and between SFC Leasing, LP and Serenity Wellness Growers, LLC dated December 3, 2015, as amended by that certain First Amendment dated January 12, 2016, and that certain Second Amendment dated August 22, 2016 (incorporated by reference from Exhibit 10.72 in the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2018.

10.33*	Lease Agreement by and between 1800 Industrial, LLC and CLS Nevada Inc. dated February 1, 2019 for premises located at 1800 Industrial Road, Suite 100

10.34*	Lease Agreement by and between 1800 Industrial, LLC and CLS Nevada Inc. dated February 1, 2019 for premises located at 1718 Industrial Road

10.35*	Lease Addendum dated February 25, 2020 to Leases dated July 6, 2014 and February 1, 2019 for or premises located at 1800 Industrial Road, Suites 100, 102, 160 and 180

21.1*	Subsidiaries of CLS Holdings USA, Inc.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Management Contract or Compensation Plan
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS HOLDINGS USA, INC.

Date: August 31, 2020	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 31, 2020	By:	/s/ Gregg Carlson
Gregg Carlson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Jeffrey I. Binder	Chairman, Chief Executive Officer and Director	August 31, 2020
Jeffrey I. Binder	(Principal Executive Officer)

/s/ Gregg Carlson	Chief Financial Officer	August 31, 2020
Gregg Carlson	(Principal Financial and Accounting Officer)

/s/ Frank Koretsky	Director	August 31, 2020
Frank Koretsky

/s/ Andrew Glashow	President, Chief Operating Officer and Director	August 31, 2020
Andrew Glashow