Form 10-Q
period 2020-08-31
CLS Holdings USA, Inc.
filed 2020-10-06
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

or

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 126,521,416 shares of $0.0001 par value common stock outstanding as of October 1, 2020.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended August 31, 2020

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to “CLS Holdings USA, Inc.,” the “Company,” “we,” “our” or “us” means CLS Holdings USA, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the future impact of the COVID-19 virus on our business, the future results of our initiatives to retain our employees and strengthen our relationships with our customers and community during the pandemic, the future effect of our initiatives to retain and expand market share and achieve growth following the pandemic, results of operations during the pandemic, and the effectiveness of our business practices during the pandemic. The continued spread of COVID-19 could have, and in some cases already has had, an adverse impact on our business, operations and financial results, including through disruptions in our processing activities, sales channels, and retail dispensary operations as well as a deterioration of general economic conditions including a possible national or global recession. Due to the speed with which the COVID-19 situation is developing and the uncertainty of its magnitude, outcome and duration, it is not possible to estimate its impact on our business, operations or financial results; however, the impact could be material. These forward-looking statements also relate to anticipated future events, future results of operations, and our future financial performance, and include, without limitation, statements relating to our ability to finance our operations, identify, finance and close potential acquisitions, market acceptance of our services and product offerings, our ability to protect and commercialize our intellectual property and our ability to grow our wholesale and processing businesses. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2020	2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,887,102	$2,925,568
Accounts Receivable	462,504	161,409
Inventory	718,044	575,242
Prepaid expenses and other current assets	335,304	234,092
Interest receivable - current portion	2,756	3,322
Notes receivable - current portion	3,353,306	4,042,175
Total current assets	7,759,016	7,941,808

Property, plant and equipment, net of accumulated depreciation of $1,009,092 and $868,200	3,719,538	3,775,509
Right of use assets, operating leases	1,316,599	1,403,429
Intangible assets, net of accumulated amortization of $272,257 and $242,389	1,391,336	1,421,204
Goodwill	557,896	557,896
Other assets	167,455	167,455

Total assets	$14,911,840	$15,267,301

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,410,703	$1,172,883
Accrued interest	267,946	222,433
Lease liability - operating leases, current	257,384	336,900
Contingent liability	150,000	150,000

Total current liabilities	2,086,033	1,882,216

Noncurrent liabilities
Lease liability - operating leases, non-current	1,113,050	1,136,151
Convertible notes payable - Long Term, net of discount of $1,843,659 and $2,238,730	18,252,153	17,644,482

Total Liabilities	21,451,236	20,662,849

Commitments and contingencies	-	-

Stockholder's equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized at August 31 and May 31, 2020; 126,521,416 shares issued and outstanding at August 31 and May 31, 2020	12,653	12,653
Additional paid-in capital	71,196,814	71,196,814
Common stock subscribed	242,297	241,109
Accumulated deficit	(77,991,160)	(76,846,124)
Total stockholder's equity (deficit)	(6,539,396)	(5,395,548)

Total liabilities and stockholders' equity (deficit)	$14,911,840	$15,267,301

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2020	August 31, 2019

Revenue	$3,780,869	$2,859,015
Cost of goods sold	1,788,860	1,411,572
Gross margin	1,992,009	1,447,443

Selling, general and administrative expenses	2,404,443	2,298,314
Total operating expenses	2,404,443	2,298,314

Operating loss	(412,434)	(850,871)

Other (income) expense:
Interest expense, net	732,602	800,629
Gain on settlement of liabilities	-	(275,000)
Total other expense	732,602	525,629

Income (Loss) before income taxes	(1,145,036)	(1,376,500)

Income tax expense	-	-

Net income (loss)	$(1,145,036)	$(1,376,500)

Net loss per share - basic	$(0.01)	$(0.01)

Net loss per share - diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic	126,521,416	126,101,325

Weighted average shares outstanding - diluted	126,521,416	126,101,325

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional
	Common Stock		Paid In	Stock	Accumulated
	Amount	Value	Capital	Payable	Deficit	Total

Balance - May 31, 2019	125,839,095	$12,585	$70,758,025	$455,095	$(46,188,151)	$25,037,554
Common stock issued to officers	550,000	55	390,445	(390,500)	-	-
Conversion of notes payable	32,319	3	25,854	-	-	25,857
Vesting of Common stock to be issued to officers	-	-	-	63,222	-	63,222
Common stock to be issued to consultants	-	-	-	7,500	-	7,500
Net loss - 3 months ended August 31, 2019	-	-	-	-	(1,376,500)	(1,376,500)
Balance - August 31, 2019 (unaudited)	126,421,414	$12,643	$71,174,324	$135,317	$(47,564,651)	$23,757,633

Balance, May 31, 2020	126,521,416	$12,653	$71,196,814	$241,109	$(76,846,124)	$(5,395,548)
Common stock to be issued to officer	-	-	-	26,938	-	26,938
Shares of common stock cancelled	-	-	-	(25,750)	-	(25,750)
Net loss for the three months ended August 31, 2020	-	-	-	-	(1,145,036)	(1,145,036)
Balance, August 31, 2020 (unaudited)	126,521,416	$12,653	$71,196,814	$242,297	$(77,991,160)	$(6,539,396)

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2020	August 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,145,036)	$(1,376,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on contingent liabilities	-	(275,000)
Fair value of shares cancelled	(25,750)	-
Amortization of debt discounts	395,070	448,291
Fair value of shares vested by officers	26,938	63,222
Depreciation and amortization expense	170,760	87,418
Fair value of shares issued in settlement	-	7,500
Bad debt expense	5,992	-
Changes in assets and liabilities:
Accounts receivable	(307,087)	(66,361)
Prepaid expenses and other current liabilities	(101,212)	(36,205)
Inventory	(142,802)	(27,281)
Interest receivable	(60,565)	(82,169)
Right of use asset	86,830	1,034,847
Accounts payable and accrued expenses	237,820	(267,861)
Accrued interest	258,114	433,937
Operating lease liability	(102,617)	(893,301)
Net cash used in operating activities	(703,545)	(949,463)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(84,921)	(923,199)
Loan made to borrower under note receivable	-	(175,000)
Proceeds from collection of note receivable	750,000	-
Net cash provided by (used in) investing activities	665,079	(1,098,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	-	(2,570,230)
Net cash used in financing activities	-	(2,570,230)

Net decrease in cash and cash equivalents	(38,466)	(4,617,892)

Cash and cash equivalents at beginning of period	2,925,568	10,525,791

Cash and cash equivalents at end of period	$2,887,102	$5,907,899

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$139,984	$242
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Charge to paid-in capital for par value of shares issued in cashless exercise of warrants	$-	$1,781,446
Adoption of lease standard ASU 2016-02	$-	$371,021
Capitalized interest on convertible debentures	$212,601	$136,190
Shares issued for conversion of notes payable	$-	$25,857

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

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

On August 26, 2019, the Company and CannAssist entered into an agreement to amend the CannAssist Note. Pursuant to the amendment, there will be no additional advances under the CannAssist Note beyond the $150,000 advanced on February 4, 2019, and the $175,000 advanced on June 24, 2019. In addition, the CannAssist Note shall become due and payable in full on or before February 28, 2020. See note 8. On December 23, 2019, the Company received payment in full on the CannAssist loan in the amount of $342,567, which is made up of $325,000 of principal and $17,567 of interest. At August 31, 2020, the Company was owed $0 pursuant to the CannAssist Note.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $2,887,102 and $2,925,568 as of August 31, 2020 and May 31, 2020, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had $5,992 and $0 of bad debt expense during the three months ended August 31, 2020 and 2019, respectively.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment”. As a result of the impairment test, it was calculated that the net carrying value of goodwill exceeded the fair value  by  $25,185,003, and the Company recorded an impairment charge to operations during the year ended May 31, 2020. At August 31, 2020, the net carrying value of goodwill on  the Company’s balance sheet was $557,896.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $132,032 and $205,978 for the three months ended August 31, 2020 and 2019, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. Total recognized research and development expenses were $7,007 and $0 for the three months ended August 31, 2020 and 2019, respectively.

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

Derivative Financial Instruments

Derivatives are recorded on the condensed consolidated balance sheets at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheets with changes in fair value recognized during each period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model the Company uses for determining the fair value of its derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (see note 19).

There were no reset provisions triggered or derivative liabilities revalued during the three months ended August 31, 2020 or 2019.

Revenue Recognition

Revenue is primarily generated through the Company’s subsidiary, Serenity Wellness Center LLC, d/b/a Oasis Cannabis (“Oasis”). Oasis operates a cannabis dispensary that recognizes revenue from the sale of medical and recreational cannabis products within the State of Nevada. Revenue from the sale of cannabis products is recognized by Oasis at the point of sale, at which time payment is received. Management estimates an allowance for sales returns.

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

At times, the Company may accept payment for its processing and extraction services in the form of the product extracted, which is then added to inventory. These transactions are valued at the market price of the product.

There was no impact on the Company’s financial statements as a result of adopting Topic 606.

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended August 31, 2020 and 2019:

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2020	August 31, 2019
Cannabis Dispensary	$3,085,525	$2,085,900
Cannabis Production	695,344	773,115
	$3,780,869	$2,859,015

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.  At August 31, 2020 and 2019, the Company excluded from the calculation of fully diluted shares outstanding the following shares because the result would have been anti-dilutive: At August 31, 2020, a total of 88,399,315 shares (54,835,145 issuable upon the exercise of warrants; 7,676,974 issuable upon the exercise of unit warrants; 25,454,696 issuable upon the conversion of convertible notes payable and accrued interest; and 432,500 in stock to be issued; at August 31, 2019, a total of 86,452,881 shares (54,835,145 issuable upon the exercise of warrants; 7,676,974 issuable upon the exercise of unit warrants; 23,704,094 issuable upon the conversion of convertible notes payable and accrued interest; and 236,6684 in stock to be issued).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the three months ended August 31, 2020 and 2019.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. Those amendments do not have an accounting effect. The amendments in Part I of this update became effective for the Company on June 1, 2019. The adoption of ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815), did not have a material effect on the Company’s financial statements.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $77,991,160 as of August 31, 2020. The Company’s auditors stated in their opinion on the Company’s financial statements for the year ended May 31, 2020 that there was substantial doubt about the Company’s ability to continue as a going concern, and that further losses were anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The full amount of the bonus payment was earned, and on May 27, 2020, the Company made a payment in the amount of $850,000 to the sellers. The Company deposited the balance due to sellers of $150,000 with an escrow agent to hold pending the outcome of a tax audit. During the year ended May 31, 2020, the State of Nevada notified the Oasis LLCs that it would be conducting a tax audit for periods both before and after the closing of the sale to CLS. The Oasis LLCs have not yet received the demand from the State of Nevada with the precise amount due and the amount escrowed is the Company’s best estimate of the pre-closing tax liability. If the ultimate tax liability is less than $150,000, the balance of the escrowed amount will be paid to sellers. As of August 31, 2020, the $150,000 remains a liability on the Company’s balance sheet and $150,0000 in recorded in an escrow account in the asset section of the Company’s balance sheet.

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

The above estimated fair value of the intangible assets is based on a preliminary purchase price allocation prepared by a third party valuation expert.  During the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  After the preliminary purchase price allocation period, the Company may record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in its operating results in the period in which the adjustments were determined. The Company assessed these intangible assets as of May 31, 2020 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company recorded an impairment of goodwill in the amount of $25,185,003 based upon the difference between the carrying value of $25,742,899 and the fair value $557,896. Fair value was based upon the price of the Company’s common stock at May 31, 2020 of $0.06 per share. (see note 12). At August 31 and May 31, 2020, the net amount of goodwill on the Company’s balance sheet was $557,896.

The Company recognized revenue from the Oasis LLCs in the amounts of $3,780,869 and $2,859,015 for the three months ended August 31, 2020 and 2019, respectively.

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

On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH (the “IGH Loan”), in the principal amount of $5,000,000 (the “IGH Loan Amount”), subject to the terms and conditions set forth in that certain Loan Agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender (the “IGH Loan Agreement”) (see note 9). The IGH Loan is evidenced by a secured promissory note of IGH (the “IGH Note”), which bears interest at the rate of 6% per annum and matures on October 31, 2021. The Company recorded interest income in the amounts of $60,565 and $75,616 on the IGH Loan during the three months ended August 31, 2020 and 2019, respectively. On March 1, 2020, the Company capitalized interest in the amount of $399,453 into the principal amount due. During the three months ended August 31, 2020, the Company received a payment on the IGH Note in the amount of $750,000, which comprises $688,869 of principal and $61,131 of interest. As of August 31, 2020, the principal balance of the IGH Note was $3,353,306 and the interest receivable was $2,756.

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

CannAssist

On January 29, 2019, the Company made a line of credit loan to CannAssist in the principal amount of up to $500,000, subject to the terms and conditions set forth in the CannAssist Loan Agreement. Any draws on the line of credit in excess of $150,000 will only be made in the sole discretion of the Company. The loan is evidenced by the CannAssist Note, which bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. On June 24, 2019, the Company advanced the sum of $175,000 to CannAssist, increasing the balance due to the Company under the CannAssist Note to $325,000. The Company recorded interest income in the amount of $1,638 and $12,536 on the loan during the three months ended August 31, 2020 and 2019, respectively.

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

On August 26, 2019, the Company and CannAssist amended the CannAssist Note. Pursuant to the amendment, there will be no additional advances under the CannAssist Note beyond the $150,000 advanced on February 4, 2019, and the $175,000 advanced on June 24, 2019. In addition, the CannAssist Note was to become due and payable in full on or before August 31, 2020. Finally, the Company and CannAssist terminated the CannAssist Purchase Agreement.

On December 23, 2019, the Company received payment in full on the CannAssist loan in the amount of $342,567, which comprises $325,000 of principal and $17,567 of interest.

Note 5 – Accounts Receivable

Accounts receivable was $462,504 and $161,409 at August 31, 2020 and May 31, 2020, respectively. During the three months ended August 31, 2020, the Company had bad debt expense in the net amount of $5,992, consisting of the write-off of a receivable from a credit card processor in the amount of $7,668, partially offset by the collection from a customer in the amount of $1,746 which had been previously written-off. No allowance for doubtful accounts was necessary during the three months ended August 31, 2020 and 2019.

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	August 31, 2020	May 31, 2020
Deposits	$2,315	$2,315
Prepaid expenses	332,989	231,777
Total	$335,304	$234,092

Note 7 – Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	August 31,	May 31,
	2020	2020
Raw materials	$106,405	$134,697
Finished goods	611,639	440,545
Total	$718,044	$575,242

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

During the year ended May 31, 2018, the Company received a payment of $50,000 on the PRH Note.  As a result, the Company has reduced the impairment of the PRH Note by $50,000 to reflect this payment.  The receivable is recorded on the balance sheet as of August 31, 2020 in the amount of $0, net of allowance in the amount of $450,000.

IGH Note Receivable

On October 31, 2018, in connection with an option to purchase transaction (see note 4), the Company loaned $5,000,000 pursuant to the IGH Note to IGH; on November 6, 2018, IGH converted to a for-profit corporation. The IGH Note bears interest at the rate of 6% per annum. On March 1, 2020 (the “Initial Payment Date”), all accrued interest shall be added to the outstanding principal due hereunder and such amount shall be payable in eight equal quarterly installments, commencing on the Initial Payment Date, together with interest accruing after the Initial Payment Date. The IGH Note shall mature and all outstanding principal, accrued interest and any other amounts due hereunder, shall become due and payable in full on the third anniversary of the IGH Note. The IGH Note was issued in connection with a loan agreement and security agreement between the Company and IGH, and the IGH Option Agreement between the Company and IGH, among others, in both cases dated as of October 31, 2018 and the other IGH Loan Documents, and is secured by the collateral described in the IGH Loan Documents and by such other collateral as may in the future be granted to the Company to secure the IGH Note. During the three months ended August 31, 2020, the Company recorded interest income in the amount of $60,656 in connection with the IGH Note.

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

During the three months ended August 31, 2020, the Company received payments on the IGH Note in the amount of $750,000. The Company applied these payments as follows; $688,869 as a repayment of principal and $61,131 as a repayment of accrued interest. As a result, at August 31, 2020, principal in the amount of $3,353,306 and interest receivable in the amount of $2,756 due under the IGH Note were classified as current assets on the Company’s balance sheet.

CannAssist Note Receivable

On January 29, 2019, the Company made a line of credit loan to CannAssist pursuant to the CannAssist Note, in the principal amount of up to $500,000.  The loan bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. Payments on the loan were to commence on July 1, 2019 and the CannAssist Note was to mature on December 1, 2019. On August 26, 2019, the Company and CannAssist amended the CannAssist Note. Pursuant to the amendment, among other things, the CannAssist Note was to become due and payable in full on or before February 28, 2020. On December 23, 2019, the Company received payment in full on the CannAssist loan in the amount of $342,567, which comprised $325,000 of principal and $17,567 of interest. During the three months ended August 31, 2020 and 2019, the Company recorded interest income in the amount of $0 and $6,553 on the CannAssist Note, respectively.

Note 9 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at August 31, 2020 and May 31, 2020.

	August 31, 2020	May 31, 2020
Office equipment	$109,369	$94,887
Furniture and fixtures	145,103	144,025
Machinery & Equipment	1,770,468	1,741,830
Leasehold improvements	2,703,690	2,662,967
Less: accumulated depreciation	(1,009,092)	(868,200)
Property, plant, and equipment, net	$3,719,538	$3,775,509

During the three months ended August 31, 2020 and 2019, the Company made payments in the amounts of $84,921 and $923,199, respectively, for property, plant, and equipment. Also, during the three months ended August 31, 2020 and 2019, the Company applied $0 and $136,190 of deposits to the acquisition of fixed assets. See note 6.

Depreciation of property, plant, and equipment was $140,892 and $55,305 for the three months ended August 31, 2020 and 2019 respectively.

Note 10 – Right to Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 4 years, some of which include options to extend.

The Company’s lease expense for the three months ended August 31, 2020 was entirely comprised of operating leases and amounted to $102,617. The Company’s right of use (“ROU”) asset amortization for the three months ended August 31, 2020 was $86,830. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right to use assets – operating leases are summarized below:

August 31, 2020
Amount at inception of leases	$2,703,821
Amount amortized	(1,387,222)
Balance – August 31, 2020	$1,316,599

Operating lease liabilities are summarized below:

Amount at inception of leases	$2,675,310
Amount amortized	(1,304,876)
Balance – August 31, 2020	$1,370,434

August 31, 2020
Warehouses and offices	$1,370,434
Lease liability	$1,370,434
Less: current portion	(257,384)
Lease liability, non-current	$1,113,050

Maturity analysis under these lease agreements is as follows:

Twelve months ended August 31, 2021	$354,295
Twelve months ended August 31, 2022	183,429
Twelve months ended August 31, 2023	166,060
Twelve months ended August 31, 2024	170,826
Twelve months ended August 31, 2025	175,735
Thereafter	854,884
Total	$1,905,229
Less: Present value discount	(534,795)
Lease liability	$1,370,434

Note 11 – Intangible Assets

Intangible assets consisted of the following at August 31, 2020 and May 31, 2020:

		Accumulated
August 31, 2020	Gross	Amortization	Net
Intellectual Property	$319,600	$(69,247)	$250,353
License & Customer Relations	990,000	(107,250)	882,750
Tradenames - Trademarks	301,000	(65,217)	235,783
Non-compete Agreements	27,000	(27,000)	-
Domain Names	25,993	(3,543)	22,450
Total	$1,663,593	$(272,257)	$1,391,336

		Accumulated
May 31, 2020	Gross	Amortization	Net
Intellectual Property	$319,600	$(61,257)	$258,343
License & Customer Relations	990,000	(94,875)	895,125
Tradenames - Trademarks	301,000	(57,692)	243,308
Non-compete Agreements	27,000	(25,882)	1,118
Domain names	25,993	(2,683)	23,310
Total	$1,663,593	$(242,389)	$1,421,204

Total amortization expense charged to operations for the three months ended August 31, 2020 and 2019 was $29,868 and $32,113, respectively.

Amount to be amortized during the twelve months ended August 31,
2021	$111,989
2022	111,989
2023	111,989
2024	111,989
2025	111,989
Thereafter	831,391
$1,391,336

Note 12 – Goodwill

The Company recorded goodwill in the amount of $25,742,899 in connection with the acquisition of Alternative Solutions on June 27, 2018 (see note 3).

The Company assessed its intangible assets as of May 31, 2020 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company recorded an impairment of goodwill in the amount of $25,185,003 based upon the difference between the carrying value of $25,742,899 and fair value $557,896. Fair value was based upon the price of the Company’s common stock at May 31, 2020 of $0.06 per share. At August 31, 2020, the net amount of goodwill on the Company’s balance sheet was $557,896.

Note 13 – Other Assets

Other assets consisted of the following at August 31, 2020 and May 31, 2020:

	August 31,	May 31,
	2020	2020
Security deposits	$167,455	$167,455
	$167,455	$167,455

Note 14 – Accounts Payable and Accrued Liabilities

Accrued accounts payable and accrued liabilities consisted of the following at August 31, 2020 and May 31, 2020:

	August 31, 2020	May 31, 2020
Trade accounts payable	$835,654	$591,060
Accrued payroll and payroll taxes	216,549	212,361
Accrued liabilities	358,500	369,462
Total	$1,410,703	$1,172,883

15 – Convertible Notes Payable

August 31, 2020	May 31, 2020

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 matures on a date that is three years following issuance. The U.S. Convertible Debenture 1 is convertible into units (the “Convertible Debenture Units”) at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of Convertible Debenture 1 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 1 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the three months ended August 31, 2020 and 2019, $271,241 and $271,241 of this discount was charged to operations, respectively. During the three months ended August 31, 2020 and 2019, the Company accrued interest in the amounts of $90,089 and $83,791 on the U.S. Convertible Debenture 1, respectively. Also, during the three months ended August 31, 2020 and 2019, the Company transferred the amounts of $0 and $82,688 from accrued interest to principal of the U.S. Convertible Debenture 1, respectively.

$4,504,457	$4,504,457

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 matures on a date that is three years following issuance. The U.S. Convertible Debenture 2 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 2, the conversion price of Convertible Debenture 2 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 2 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the three months ended August 31, 2020 and 2019, $67,810 and $67,810 of this discount was charged to operations, respectively. During the three months ended August 31, 2020 and 2019, the Company accrued interest in the amounts of $22,523 and $20,948 on the U.S. Convertible Debenture 2, respectively. Also, during the three months ended August 31, 2020 and 2019, the Company transferred the amounts of $0 and $20,672 from accrued interest to principal of the U.S. Convertible Debenture 2, respectively.

1,126,114	1,126,114

August 31, 2020	May 31, 2020

Convertible debenture in the principal amount of $100,000 (the “U.S. Convertible Debenture 3”) dated October 24, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 3. The U.S. Convertible Debenture 3 matures on a date that is three years following issuance. The U.S. Convertible Debenture 3 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 3 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 3, the conversion price of Convertible Debenture 3 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 3 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 3 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 3 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $75,415 on the U.S. Convertible Debenture 3. During the three months ended August 31, 2020 and 2019, $6,285 and $6,285 of this discount was charged to operations, respectively. During the three months ended August 31, 2020 and 2019, the Company accrued interest in the amounts of $2,252 and $2,098 on the U.S. Convertible Debenture 3, respectively. Also, during the three months ended August 31, 2020 and 2019, the Company transferred the amounts of $0 and $2,070 from accrued interest to principal of the U.S. Convertible Debenture 3, respectively.

112,613	112,613

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 matures on a date that is three years following issuance. The U.S. Convertible Debenture 4 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of Convertible Debenture 4 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with Convertible Debenture 4 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the three months ended August 31, 2020 and 2019, $34,721 and $34,721 of this discount was charged to operations, respectively. During the three months ended August 31, 2020 and 2019, the Company accrued interest in the amounts of $11,983 and $11,156 on the U.S. Convertible Debenture 4, respectively. Also, during the three months ended August 31, 2020 and 2019, the Company transferred the amounts of $0 and $11,010 from accrued interest to principal of the U.S. Convertible Debenture 4, respectively.

599,101	599,101

August 31, 2020	May 31, 2020

Convertible debenture in the principal amount of $150,000 (the “U.S. Convertible Debenture 5”) dated October 26, 2018,  which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 5. The U.S. Convertible Debenture 5 matures on a date that is three years following issuance. The U.S. Convertible Debenture 5 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 5 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 5 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $120,100 on the U.S. Convertible Debenture 5. During the three months ended August 31, 2020 and 2019, $10,008 and $10,008 of this discount was charged to operations, respectively. During the three months ended August 31, 2020 and 2019, the Company accrued interest in the amounts of $3,378 and $3,145 on the U.S. Convertible Debenture 5, respectively. Also, during the three months ended August 31, 2020 and 2019, the Company transferred the amounts of $0 and $3,104 from accrued interest to principal of the U.S. Convertible Debenture 5, respectively.

168,919	168,919

Convertible debenture payable in the principal amount of $75,000 (the “U.S. Convertible Debenture 6”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 6. The U.S. Convertible Debenture 6 matures on a date that is three years following issuance. The U.S. Convertible Debenture 6 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 6 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 6 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $60,049 on the U.S. Convertible Debenture 6. During the three months ended August 31, 2020 and 2019, $5,005 and $5,004 of this discount was charged to operations, respectively. During the three months ended August 31, 2020 and 2019, the Company accrued interest in the amounts of $1,689 and $1,572 on the U.S. Convertible Debenture 6, respectively. Also, during the three months ended 31, 2020 and 2019, the Company transferred the amounts of $0 and $1,552 from accrued interest to principal of the U.S. Convertible Debenture 6, respectively.

84,459	84,459

August 31, 2020	May 31, 2020

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures mature on a date that is three years following issuance. The Canaccord Debentures are convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 32,321 shares of the Company’s common stock, and warrants to purchase 16,160 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the three months ended August 31, 2020 and 2019, the Company accrued interest in the amounts of $266,436 and $248,935 on the Canaccord Debentures, respectively. Also, during the three months ended August 31, 2020 and 2019, the Company transferred the amounts of $212,601 and $245,761 from accrued interest to principal of the Canaccord Debentures, respectively.

13,500,150	13,287,549

	August 31, 2020	May 31, 2020
Total - Convertible Notes Payable	$20,095,813	$19,883,212
Less: Discount	(1,843,660)	(2,238,730)
Convertible Notes Payable, Net of Discounts	$18,252,153	$17,644,482

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$-	$-
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$18,252,153	$17,644,482

	August 31, 2020	August 31, 2019
Discounts on notes payable amortized to interest expense – 3 months ended August 31, 2020 and 2019, respectively	$395,070	$448,291

Aggregate maturities of notes payable and convertible notes payable as of August 31, 2020 are as follows:

For the twelve months ended August 31,

2021	$-
2022	20,095,813
2023	-
2024	-
2025	-
Thereafter	-
Total	$20,095,813

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

The full amount of the bonus payment was earned, and on May 27, 2020, the Company made a payment in the amount of $850,000 to the sellers. The Company deposited the balance due to sellers of $150,000 with an escrow agent to hold pending the outcome of a tax audit. During the year ended May 31, 2020, the State of Nevada notified the Oasis LLCs that it would be conducting a tax audit for periods both before and after the closing of the sale to CLS. The Oasis LLCs have not yet received the demand from the State of Nevada with the precise amount due and the amount escrowed is the Company’s best estimate of the pre-closing tax liability If the ultimate tax liability is less than $150,000, the balance of the escrowed amount will be paid to sellers. As of August 31, 2020, the $150,000 remains a liability on the Company’s balance sheet and $150,000 is recorded in an escrow account in the asset section of the Company’s balance sheet.

Note 17 – Stockholders’ Equity

The Company’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.0001, at August 31, 2020 and May 31, 2020, and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 126,521,416 shares of common stock issued and outstanding as of August 31, 2020 and May 31, 2020, respectively.

Three months ended August 31, 2020

Common Stock Issued and To Be Issued to Officers and Service Providers:

During the three months ended August 31, 2020, the Company charged an aggregate of $26,938 to common stock subscribed representing the accrual over the vesting period of 62,500 shares of restricted common stock issuable to officers.

During the three months ended August 31, 2020, the Company recognized the cancellation of a consulting contract, which resulted in a credit to operations in the amount of $22,500 and the reversal of 100,000 shares of common stock to be issued.

During the three months ended August 31, 2020, the Company recognized the cancellation of a consulting contract, which resulted in a credit to operations in the amount of $3,250 and the reversal of 25,000 shares of common stock to be issued.

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

Common Stock Issued and To Be Issued to Officers and Service Providers:

On July 22, 2019, the Company issued 500,000 shares of common stock to Ben Sillitoe, the former Chief Executive Officer of CLS Nevada, in connection with his employment agreement. The fair value of these shares in the amount of $355,000 had been charged to operations as the shares vested. At issuance, this amount was transferred from common stock subscribed; $50 was charged to common stock, and $354,950 was charged to additional paid-in capital

On July 22, 2019, the Company issued 50,000 shares of common stock to Don Decatur, the former Chief Operating Officer of CLS Nevada, in connection with his employment agreement. The fair value of these shares in the amount of $35,500 had been charged to operations as the shares vested. At issuance, this amount was transferred from common stock subscribed; $5 was charged to common stock, and $35,495 was charged to additional paid-in capital.

During the three months ended August 31, 2019, the Company charged an aggregate of $63,222 to common stock subscribed representing the accrual over the vesting period of 449,366 shares of restricted common stock issuable to officers. The Company also charged $7,500 to common stock subscribed representing the fair value of 33,333 shares of common stock to be issued to a service provider.

Additional Paid-in Capital

Three months ended August 31, 2020

No activity occurred during this period other than changes to additional paid-in capital related to the issuance of common stock disclosed above.

Three months ended August 31, 2019

No activity occurred during this period other than changes to additional paid-in capital related to the issuance of common stock disclosed above.

Warrants

The following table summarizes the significant terms of warrants outstanding at August 31, 2020. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise prices	Number of warrants outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of warrants exercisable	Weighted average exercise price of exercisable warrants
$0.49	33,465,110	1.25	$0.49	33,465,110	$0.49
0.50	2,736,500	1.48	0.50	2,736,500	0.50
0.60	17,500,000	1.25	0.60	17,500,000	0.60
0.75	837,500	0.47	0.75	837,500	0.75
1.10	296,035	1.31	1.10	296,035	1.10
	54,835,145	1.25	$0.53	54,835,145	$0.53

Transactions involving warrants are summarized below. This table does not include the unit warrants. See Unit Warrants sections below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2019	54,835,145	$0.53
Granted	16,160	$1.10
Exercised	-
Cancelled / Expired	-	$-

Warrants outstanding at May 31, 2020	54,838,145	$0.53
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	-	$-
Warrants outstanding at August 31, 2020	54,835,145	$0.53

Unit Warrants

On June 20, 2018, in connection with the special warrant offering, the Company issued Canaccord Genuity Corp. 2,317,842 three-year broker warrants at an exercise price of C$0.45 per unit as compensation.  Each warrant entitles the holder to purchase one unit, which consists of one share of common stock and a warrant to purchase one share of common stock, for C$0.65 per share. These warrants were valued at $1,495,373, and this amount was charged to operations during the nine months ended August 31, 2019.

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

The following summarizes the Company’s financial liabilities that are recorded at fair value on a recurring basis at August 31, 2020 and May 31, 2020:

August 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

May 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

Note 20 – Related Party Transactions

As of August 31, 2020 and May 31, 2020, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250

On July 31, 2018, the Company granted Ben Sillitoe, the former Chief Executive Officer of CLS Nevada, Inc. a one-time signing bonus of 500,000 shares of restricted common stock, which became fully vested one year from the effective date of his employment agreement. On July 22, 2019, the Company issued these shares to Mr. Ben Sillitoe.

On July 31, 2018, the Company granted Mr. Don Decatur, the former Chief Operating Officer of CLS Nevada, Inc. a one-time signing bonus of 50,000 shares of restricted common stock, which became fully vested one year from the effective date of his employment agreement. On July 22, 2019, the Company issued these shares to Mr. Decatur.

Note 21 – Commitments and Contingencies

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease.  These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of August 31, 2020.

Contingent Liability

At the time of closing of the Acquisition Agreement, Alternative Solutions owed certain amounts to a consultant known as 4Front Advisors, which amount was in dispute. In August 2019, the Company made a payment to this company to settle this dispute and the Oasis Note was reduced accordingly.

Note 22 – Subsequent Events

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

We incurred a net loss of $30,657,973 for the year ended May 31, 2020, and $1,145,036 and $1,376,500 for the three months ended August 31, 2020 and 2019, respectively, resulting in an accumulated deficit of $76,846,124 as of May 31, 2020, which deficit increased to $77,991,160 as of August 31, 2020.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

The table below sets forth our expenses as a percentage of revenue for the applicable periods:

	Three Months Ended	Three Months Ended
	August 31, 2020	August 31, 2019
Revenue	100%	100%
Cost of Goods Sold	47%	49%
Gross Margin	53%	51%
Selling, General, and Administrative Expenses	64%	80%
Interest expense, net	17%	28%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Three Months Ended	Three Months Ended
	August 31, 2020	August 31, 2019
Number of Customers Served (Dispensary)	54,738	52,448
Revenue	$3,780,869	$2,859,015
Gross Profit	$1,992,009	$1,447,443
Net Loss	$(1,058,252)	$(1,376,500)

Three Months Ended August 31, 2020 and August 31, 2019

Revenue

We had revenue of $3,780,869 during the three months ended August 31, 2020, an increase of $921,854, or 32%, compared to revenue of $2,859,015 during the three months ended August 31, 2019. Our cannabis dispensary accounted for $3,085,525, or 82%, of our revenue for the three months ended August 31, 2020, an increase of $999,625, or 48%, compared to $2,085,900 during the three months ended August 31, 2019. Dispensary revenue increased during the first quarter of 2021 fiscal year because our average dispensary sales per day increased from $31,076 during the first quarter of fiscal 2020 to $41,096 during the first quarter of fiscal 2021. Our cannabis production accounted for $695,344, or 18%, of our revenue for the three months ended August 31, 2020, a decrease of $77,771, or 10%, compared to $773,115, or 27% of our revenue for the three months ended August 31, 2019.  The decrease in production revenues for the first quarter of fiscal 2021 was primarily due to the effect of COVID 19 as many of our customers were closed for an extended period of time and were gradually re-opening their businesses.

Cost of goods sold

Our cost of goods sold for the three months ended August 31, 2020 was $1,788,860, an increase of $377,288, or 27%, compared to cost of goods sold of $1,411,572 for three months ended August 31, 2019. The increase in cost of goods sold for the three months ended August 31, 2020 was due primarily to our increase in sales during the first quarter of fiscal 2021. Cost of goods sold was 47% of sales during the first quarter of fiscal 2021 compared to 49% during the first quarter fiscal 2020. This improvement in gross margin during the first quarter of fiscal 2021 was primarily due to a decrease in the cost of purchasing product as a result of the implementation of new processes, the retention of additional skilled employees and an improvement in inventory purchasing. Cost of goods sold during the first quarter of fiscal 2021 primarily consisted of $1,560,047 of product cost, $135,648 of state and local fees and taxes, $60,321 of supplies and materials, and $32,844 of shipping, delivery, and freight.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased by $106,129, or approximately 5%, to $2,404,443 during the three months ended August 31, 2020, compared to $2,298,314 for the three months ended August 31, 2019. The increase in SG&A expenses for the three months ended August 31, 2020 was primarily due to office and facilities costs incurred in connection with the continued expansion of our business and the buildout of our manufacturing facility, and to costs directly related to our response to COVID-19.

SG&A expense during the first quarter of fiscal 2021 was primarily attributable to an aggregate of $1,799,438 in costs associated with operating the Oasis LLCs compared to $1,408,810 during the first quarter of fiscal 2020. The major components of SG&A associated with the operation of the Oasis LLCs during the three months ended August 31, 2020 compared to the three months ended August 31, 2019 were as follows:  payroll and related costs of $941,445 compared to $735,008; lease, facilities and office costs of $447,708 compared to $201,271; sales, marketing, and advertising of $132,032 compared to $117,144; depreciation and amortization of $96,327 compared to $55,470; and insurance of $78,987 compared to $71,581. Payroll, insurance and marketing costs increased during the first quarter of fiscal 2021 due to the growth in revenues of the Oasis LLCs during the first quarter of fiscal 2021 and due to costs incurred in connection with our response to COVID-19.  These increases in costs were partially offset by the reserve for doubtful accounts, which decreased by $95,590 due to a one-time reserve for a credit card receivable in the amount of $101,512, which amount was written off during the first quarter of fiscal 2021, and professional fees, which decreased by $26,540 due to a decrease in legal fees.

Finally, SG&A decreased by an aggregate of $284,500 during the first quarter of fiscal 2021 as a result of a reduction in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to an aggregate of $605,004, from $889,504 during the first quarter of fiscal 2020. The major components of these decreases compared to the first quarter of fiscal 2020 were as follows: professional fees decreased by $162,496; sales, marketing, and investor relations costs decreased by $88,835; and non-cash compensation decreased by $43,784. These decreases were primarily due to a decline in business development and financing activities during the first quarter of fiscal 2021. This decrease was partially offset by an increase in payroll and related costs of $18,863, which was the result of re-designating a management consultant to an officer in the last three months of fiscal 2020 causing all of his compensation to be included in payroll for fiscal 2021.

Interest Expense, Net

Our interest expense, net of interest income, was $732,602 for the three months ended August 31, 2020, a decrease of $68,027, or 8%, compared to $800,629 for the three months ended August 31, 2019. The decrease in interest expense was primarily due to a decrease in interest accrued on notes payable in the amount of $36,410, from $434,507 during the three months ended August 31, 2019 to $398,097 during the three months ended August 31, 2020.  This occurred because we repaid the Oasis Note in December 2019, thereby reducing our outstanding debt by $3,932,616. Interest expense also decreased due to a decline in the amortization of discounts on notes payable during the first quarter of fiscal 2021 in the amount of $53,221, from $448,291 during the first quarter of fiscal 2020. The decline in net interest expense for the first quarter of fiscal 2021 was partially offset by a decrease in interest income during the first quarter of fiscal 2021 in the amount of $21,604, from $82,169 during the three months ended August 31, 2019 to $60,565 during the three months ended August 31, 2020.  This decrease occurred due to the lower principal balance under the IGH Note and the CannAssist Note, which was paid in full in December 2019.

Gain on Settlement of Liabilities

During the three months ended August 31, 2019, we made a prepayment on the Oasis Note in connection with the settlement of a dispute between the former owners of Alternative Solutions and a consultant, and the amount of $275,000, which we had accrued with respect to this dispute, was extinguished. There was no comparable transaction during the first quarter of fiscal 2021.

Net loss

For the reasons above, we incurred a net loss for the three months ended August 31, 2020 of $1,145,036, which was a decrease of $231,464, or approximately 17%, compared to a net loss of $1,376,500 during the three months ended August 31, 2019.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at August 31, 2020 compared to May 31, 2020.

	August 31, 2020	May 31, 2020
Current Assets	$7,759,016	$7,941,808
Current Liabilities	$2,086,033	$1,882,216
Working Capital	$5,672,983	$6,059,592

At August 31, 2020, we had working capital of $5,672,983, a decrease of $386,609 from the working capital of $6,059,592 we had at May 31, 2020. Our working capital at August 31, 2020, includes $2,887,102 of cash. The decrease in working capital was primarily the result of the reduction in the IGH Note by $750,000, as we received a payment thereunder during the first quarter of fiscal 2021, and the use of a portion of the related cash for working capital purposes. During the first quarter of fiscal 2021, our net use of cash declined to $38,466 compared to $4,617,892 during the first quarter of fiscal 2020, reflecting our much improved overall cash flows for the first quarter of fiscal 2021. Our working capital needs will likely continue to increase, and if we require additional funds to meet them, we will seek additional debt or equity financing. We have operated at a loss since inception.

Cash flows used in operating activities were $703,545 during the three months ended August 31, 2020, a decrease of $245,918, or 26%, compared to $949,463 during the three months ended August 31, 2019.  In deriving cash flows used in operating activities from the net losses for the first quarters of fiscal 2021 and fiscal 2020, there were net amounts of $567,018 and $331,431, respectively, of non-cash items that were added back to the net losses for each such year. The most significant of these non-cash items were $395,070 of amortization of debt discounts during the three months ended August 31, 2020 compared to $448,291 during the three months ended August 31, 2019, which amount declined due to the repayment of the Oasis Note in December 2019, and $170,760 of depreciation and amortization during the three months ended August 31, 2020 compared to $87,418 during the quarter ended August 31, 2019.  We also recorded a gain on contingent liabilities in the amount of $275,000 during the three months ended August 31, 2019 related to the success fee payable to the sellers of Alternative Solutions. There was no such transaction during the three months ended August 31, 2020.

Finally, our cash used in operating activities was affected by changes in the components of working capital. The amounts of the components of working capital fluctuate for a variety of reasons, including management’s expectation of required inventory levels; the amount of accrued interest, both receivable and payable; the amount of prepaid expenses; the amount of accrued compensation and other accrued liabilities; our accounts payable and accounts receivable balances; and the capitalization of right of use assets and liabilities associated with operating leases. The overall net change in the components of working capital resulted in a decrease in cash used in operating activities in the amount of $125,527 during the three months ended August 31, 2020, compared to an increase in cash from operating activities of $95,606 during the prior first quarter of fiscal 2020.  During fiscal 2020, we implemented a change in accounting principles that required us to account for operating leases in a different manner and separated the asset and liability components of them into right of use assets and operating lease liabilities.  As a result, we accounted for the cumulative effects of our operating leases since inception during fiscal 2020, which caused right of use asset and operating lease liabilities to appear unusually high during fiscal 2020.  The amounts recorded for fiscal 2021 are more normalized. In addition, the more significant changes for the three months ended August 31, 2020 were as follows: accrued interest increased by $258,114, compared to an increase of $433,937 during the first quarter of fiscal 2020 due to a decrease in the principal amount of debt outstanding during fiscal 2020 (the increase in accrued interest for the first quarter of fiscal 2021 was partially offset by a reduction in accrued interest that occurred when $212,601 of interest on our convertible debt was capitalized to principal pursuant to the applicable note terms).

Cash flows provided by investing activities were $665,079 for the three months ended August 31, 2020, a decrease of $1,763,278, or 161%, compared to cash flows used in investing activities of $1,098,199 during the three months ended August 31, 2019.  During the three months ended August 31, 2020, we received a payment of $750,000 under the IGH Note; there were no such payments received during the quarter ended August 31, 2019. During the three months ended August 31, 2020, we made cash payments for property, equipment, and intangible assets in the amount of $84,951 related to the expansion of our warehouse facility and completion of our state-of-the-art processing plant, compared to $923,199 during the quarter ended August 31, 2019. We also made a loan to CannAssist in the amount of $175,000 during the three months ended August 31, 2019; there were no comparable loans made during the quarter ended August 31, 2020.

Cash flows used in financing activities were $0 for the three months ended August 31, 2020, a decrease of $2,570,230, or 100%, compared to cash used by financing activities of $2,570,230 during the three months ended August 31, 2019. During the three months ended August 31, 2019, we made a cash prepayment in the amount of $2,570,230 on the Oasis Note. There were no comparable transactions during the first quarter of fiscal 2021.

Third Party Debt

The table below summarizes the status of our third party debt and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our Common Stock:

Name of Note	Original Principal Amount	Outstanding or Repaid	Payment Details

Oasis Note	$4,000,000	Repaid	Repaid

2018 U.S. Convertible Debentures	$6,595,663	Outstanding	Due October 26-31, 2021. Amount due includes capitalized interest of $738,663.

2018 Convertible Debentures	$13,500,150	Outstanding	Due December 2021. Amount includes capitalized interest of $1,514,006 less conversion of principal in the amount of $25,856.

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

2018 U.S. Convertible Debenture Offering

Between October 25, 2018 and November 2, 2018, we entered into six subscription agreements, pursuant to which we agreed to sell, for an aggregate purchase price of $5,857,000, $5,857,000 in original principal amount of convertible debentures in minimum denominations of $1,000 each. The debentures bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen (18) months following their issuance, being payable by increasing the then-outstanding principal amount of the debentures. The debentures mature on a date that is three years following their issuance. The debentures are convertible into units at a conversion price of $0.80 per unit. Each unit consists of (i) one share of our Common Stock, par value $.001 and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of Common Stock at a price of $1.10. The debentures have other features, such as mandatory conversion in the event our Common Stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. Navy Capital and its affiliates purchased $5,000,000 in principal amount of debentures, with the remaining $857,000 in principal amount being purchased by several unaffiliated purchasers. The debentures include a provision for the capitalization of accrued interest on a quarterly basis. At August 31, 2020, accrued interest in the aggregate amount of $738,663 had been capitalized, and the aggregate principal amount of the debentures was $6,595,663.

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

We closed the 2018 Convertible Debenture Offering on December 12, 2018, issuing $12,012,000 million in 8% senior unsecured convertible debentures at the initial closing. At the closing, we paid the agents: (A)(i) a cash fee of $354,000 for advisory services provided to us in connection with the offering; (ii) a cash commission of $720,720, equivalent to 6.0% of the aggregate gross proceeds received at the closing of the offering; (B)(i) an aggregate of 184,375 units for advisory services; and (ii) a corporate finance fee equal to 375,375 units, which is the number of units equal to 2.5% of the aggregate gross proceeds received at the closing of the offering divided by the conversion price; and (C)(i) an aggregate of 442,500 advisory warrants; and (ii) 900,900 broker warrants, which was equal to 6.0% of the gross proceeds received at the closing of the offering divided by the conversion price. During the year ended May 31, 2020, principal in the amount of $25,856 was converted into 32,319 shares of common stock. The debentures include a provision for the capitalization of accrued interest on a quarterly basis. At August 31, 2020, accrued interest in the amount of $1,514,006 had been capitalized, and the principal amount of the debentures was $13,500,150.

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

The Navy Capital Investors

Effective July 31, 2018, we entered into a subscription agreement with Navy Capital Green International, Ltd., a British Virgin Islands limited company (“Navy Capital”), pursuant to which we agreed to sell to Navy Capital, for a purchase price of $3,000,000, 7,500,000 Units ($0.40 per unit), representing (i) 7,500,000 shares of our Common Stock, and (ii) three-year warrants to purchase an aggregate of 7,500,000 shares of our Common Stock (the “Navy Warrant Shares”) at an exercise price of $0.60 per share of Common Stock. We valued the warrants using the Black-Scholes valuation model, and allocated gross proceeds in the amount of $1,913,992 to the common stock and $1,086,008 to the warrants. The closing occurred on August 6, 2018. In the subscription agreement, we also agreed to file, on or before November 1, 2018, a registration statement with the SEC registering the shares of Common Stock and Navy Warrant Shares issued to Navy Capital. If we failed to file the registration statement on or before that date, we were required to issue to Navy Capital an additional number of units equal to ten percent (10%) of the units originally subscribed for by Navy Capital (which would include additional warrants at the original exercise price). On August 29, 2019, we filed a registration statement with the SEC which included the shares of Common Stock and Navy Warrant Shares issued to Navy Capital. The warrant is exercisable from time to time, in whole or in part for three years. The warrant has anti-dilution provisions that provide for an adjustment to the exercise price in the event of a future sale of Common Stock at a lower price, subject to certain exceptions as set forth in the warrant. The warrant also provides that it is callable at any time after the bid price of our Common Stock exceeds 120% of the exercise price of the warrant for a period of 20 consecutive business days.

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

During the next twelve months, we do not have any capital projects planned. We may pursue additional acquisitions in the next twelve months but we have not entered into any definitive agreements with respect to either additional acquisitions or the capital necessary to finance them. If we do pursue any acquisitions, we would likely fund them with the proceeds of future equity sales, the proceeds of the IGH Note, warrant exercise proceeds, loans or seller financings. We have not pursued the availability of any such sources at present.

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

The former owners of Alternative Solutions and the Oasis LLCs (other than Alternative Solutions) became entitled to a $1,000,000 payment from us because the Oasis LLC maintained an average revenue of $20,000 per day during the 2019 calendar year. We made a payment in the amount of $850,000 to the sellers on May 27, 2020. We deposited the balance due to sellers of $150,000 with an escrow agent to hold pending the outcome of a tax audit. During the year ended May 31, 2020, the State of Nevada notified the Oasis LLCs that it would be conducting a tax audit for periods both before and after the closing of the sale to CLS. The Oasis LLCs have not yet received the demand from the State of Nevada with the precise amount due and the amount escrowed is our best estimate of the pre-closing tax liability If the ultimate tax liability is less than $150,000, the balance of the escrowed amount will be paid to sellers. As of August 31, 2020, the $150,000 remains a liability on the Company’s balance sheet and $150,000 is recorded in an escrow account in the asset section of the Company’s balance sheet.

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

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, and have an accumulated deficit of $77,991,160 as of August 31, 2020, compared to $76,846,124, as of May 31, 2020. The report of our independent auditors for the year ended May 31, 2020, contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. We have performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard. We adopted the ASU and related amendments on June 1, 2019 and expect to elect certain practical expedients permitted under the transition guidance. We elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Under the new guidance, the majority of our leases will continue to be classified as operating. During the first quarter of fiscal 2020, we completed our implementation of our processes and policies to support the new lease accounting and reporting requirements. This resulted in an initial increase in our total assets of $2,703,821 and total liabilities in the amount of $2,675,310. The adoption of this ASU has not had a significant impact on our consolidated statements of operations or cash flows on an ongoing basis.

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

Evaluation of Disclosure Controls and Procedures

Jeffrey Binder, our Chief Executive Officer, and Andrew Glashow, our President and Chief Operating Officer (and Principal Financial and  Accounting Officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Binder and Mr. Glashow concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

None.

Item 1A. Risk Factors.

This Item is not applicable as we are currently considered a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS HOLDINGS USA, INC.

Date: October 6, 2020	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 6, 2020	By:	/s/ Andrew Glashow
Andrew Glashow
President and Chief Operating Officer
(Principal Financial and Accounting Officer)