Form 10-Q
period 2020-11-30
CLS Holdings USA, Inc.
filed 2021-01-13
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 126,571,416 shares of $0.0001 par value common stock outstanding as of January 8, 2021.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended November 30, 2020

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to “CLS Holdings USA, Inc.,” the “Company,” “we,” “our” or “us” means CLS Holdings USA, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the impact of the COVID-19 virus on our business, the results of our initiatives to retain our employees and strengthen our relationships with our customers and community during the pandemic, the effect of our initiatives to retain and expand market share and achieve growth following the pandemic, results of operations during the pandemic, and the effectiveness of our business practices during the pandemic. The continued spread of COVID-19 could have, and in some cases already has had, an adverse impact on our business, operations and financial results, including through disruptions in our processing activities, sales channels, and retail dispensary operations as well as a deterioration of general economic conditions including a possible national or global recession. Due to the speed with which the COVID-19 situation is developing and the uncertainty of its magnitude, outcome and duration, it is not possible to estimate its impact on our business, operations or financial results; however, the impact could be material. These forward-looking statements also relate to anticipated future events, future results of operations, and our future financial performance, and include, without limitation, statements relating to our ability to finance our operations, identify, finance and close potential acquisitions, market acceptance of our services and product offerings, our ability to protect and commercialize our intellectual property and our ability to grow our wholesale and processing businesses. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

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

AVAILABLE INFORMATION

We file certain reports under the Securities Exchange Act of 1934 (the “Exchange Act”). Such filings include annual and quarterly reports. The reports we file with the Security and Exchange Commission (“SEC”) are available on the SEC’s website (http://www.sec.gov).

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2020	2020
ASSETS	(unaudited)	(audited)
Current assets
Cash and cash equivalents	$2,805,516	$2,925,568
Accounts Receivable	281,827	161,409
Inventory	1,388,400	575,242
Prepaid expenses and other current assets	297,320	234,092
Interest receivable - current portion	-	3,322
Notes receivable - current portion	2,656,224	4,042,175
Total current assets	7,429,287	7,941,808

Property, plant and equipment, net of accumulated depreciation of $1,151,948 and $868,200	3,654,780	3,775,509
Right of use assets, operating leases	1,227,702	1,403,429
Intangible assets, net of accumulated amortization of $301,491 and $242,908	1,362,621	1,421,204
Goodwill	557,896	557,896
Other assets	167,455	167,455

Total assets	$14,399,741	$15,267,301

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,430,765	$1,172,883
Accrued interest	267,945	222,433
Lease liability - operating leases, current	176,275	336,900
Convertible notes payable - current, net of discount of $1,448,590 and $0	5,147,073	-
Contingent liability	150,000	150,000

Total current liabilities	7,172,058	1,882,216

Noncurrent liabilities
Lease liability - operating leases, non-current	1,089,367	1,136,151
Convertible notes payable - Long Term, net of discount of $0 and $2,238,730	13,500,150	17,644,482

Total Liabilities	21,761,575	20,662,849

Commitments and contingencies	-	-

Stockholder's equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized at November 30, 2020 and May 31, 2020; 126,571,416 and 126,521,416 shares issued and outstanding at November 30, 2020 and May 31, 2020	12,658	12,653
Additional paid-in capital	71,211,779	71,196,814
Common stock subscribed	254,265	241,109
Accumulated deficit	(78,840,536)	(76,846,124)
Total stockholder's equity (deficit)	(7,361,834)	(5,395,548)

Total liabilities and stockholders' equity (deficit)	$14,399,741	$15,267,301

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019

Revenue	$4,907,889	$3,056,431	$8,688,758	$5,915,446
Cost of goods sold	2,209,323	1,587,632	3,998,183	2,999,204
Gross margin	2,698,566	1,468,799	4,690,575	2,916,242

Selling, general and administrative expenses	2,801,118	2,021,653	5,205,561	4,319,967
Total operating expenses	2,801,118	2,021,653	5,205,561	4,319,967

Operating loss	(102,552)	(552,854)	(514,986)	(1,403,725)

Other (income) expense:
Interest expense, net	746,824	729,120	1,479,426	1,529,749
Gain on settlement of liabilities	-	-	-	(275,000)
Total other expense	746,824	729,120	1,479,426	1,254,749

Income (Loss) before income taxes	(849,376)	(1,281,974)	(1,994,412)	(2,658,474)

Income tax expense	-	-	-	-

Net income (loss)	$(849,376)	$(1,281,974)	$(1,994,412)	$(2,658,474)

Net loss per share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Net loss per share - diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding - basic	126,548,887	126,421,414	126,535,075	126,260,495

Weighted average shares outstanding - diluted	126,548,887	126,421,414	126,535,075	126,260,495

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid In	Stock	Accumulated
	Amount	Value	Capital	Payable	Deficit	Total
Balance - May 31, 2019	125,839,095	$12,585	$70,758,025	$455,095	$(46,188,151)	$25,037,554
Common stock issued to officers	550,000	55	390,445	(390,500)	-	-
Conversion of notes payable	32,319	3	25,854	-	-	25,857
Vesting of Common stock to be issued to officers	-	-	-	93,902	-	93,902
Common stock to be issued to consultants	-	-	-	30,000	-	30,000
Net loss for the 6 months ended November 30, 2019	-	-	-	-	(2,658,474)	(2,658,474)
Balance - November 30, 2019 (unaudited)	126,421,414	$12,643	$71,174,324	$188,497	$(48,846,625)	$22,528,839

Balance, May 31, 2020	126,521,416	$12,653	$71,196,814	$241,109	$(76,846,124)	$(5,395,548)
Common stock to be issued to officer	-	-	-	53,876	-	53,876
Common stock issued to officer from stock payable	50,000	5	14,965	(14,970)	-	-
Common stock to be issued to consultant	-	-	-	(25,750)	-	(25,750)
Net loss for the 6 months ended November 30, 2020	-	-	-	-	(1,994,412)	(1,994,412)
Balance, November 30, 2020 (unaudited)	126,571,416	$12,658	$71,211,779	$254,265	$(78,840,536)	$(7,361,834)

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	November 30, 2020	November 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,994,412)	$(2,658,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on contingent liabilities	-	(275,000)
Fair value of shares issued to consultants	(25,750)	-
Amortization of debt discounts	790,140	853,983
Fair value of shares vested by officers	53,876	93,902
Depreciation and amortization expense	342,331	171,497
Fair value of shares issued in settlement	-	30,000
Bad debt expense	5,992	-
Changes in assets and liabilities:
Accounts receivable	(126,410)	(110,217)
Prepaid expenses and other current assets	(63,228)	(41,394)
Inventory	(813,158)	145,877
Interest receivable	3,322	(163,446)
Right of use asset	175,727	1,124,112
Accounts payable and accrued expenses	257,882	(225,318)
Accrued interest	258,113	838,662
Operating lease liability	(207,409)	(992,296)
Net cash used in operating activities	(1,342,984)	(1,208,112)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(163,019)	(1,566,882)
Loan made to borrower under note receivable	-	(175,000)
Proceeds from collection of note receivable	1,385,951	-
Net cash provided by (used in) investing activities	1,222,932	(1,741,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	-	(2,638,784)
Net cash used in financing activities	-	(2,638,784)

Net decrease in cash and cash equivalents	(120,052)	(5,588,778)

Cash and cash equivalents at beginning of period	2,925,568	10,525,791

Cash and cash equivalents at end of period	$2,805,516	$4,937,013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$541,412	$242
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services issued from stock payable	$14,970	$-
Adoption of lease standard ASU 2016-02	$-	$1,781,446
Capitalized interest on convertible debentures	$212,601	$753,977
Shares issued for conversion of notes payable	$-	$25,857
Reclassification of deposit to fixed assets	$-	$136,190

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

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

On October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc., a Massachusetts corporation (“IGH”), entered into an Option Agreement (the “IGH Option Agreement”). Under the terms of the IGH Option Agreement, CLS Massachusetts had an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that is one year after the effective date of the conversion and December 1, 2019 and ending on the date that is 60 days after such date. If CLS Massachusetts exercised the IGH Option, the Company, a wholly-owned subsidiary of the Company and IGH would enter into a merger agreement (the form of which had been agreed to by the parties) (the “IGH Merger Agreement”). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts would pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note. IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement entered into agreements pursuant to which such stockholders, among other things, agreed to vote in favor of such transactions. On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH, in the principal amount of $5,000,000, subject to the terms and conditions set forth in that certain loan agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender. The loan is evidenced by a secured promissory note of IGH, which bears interest at the rate of 6% per annum and matures on October 31, 2021. To secure the obligations of IGH to the Company under the loan agreement and the promissory note, the Company and IGH entered into a security agreement dated as of October 31, 2018, pursuant to which IGH granted to the Company a first priority lien on and security interest in all personal property of IGH. If the Company did not exercise the Option on or prior to the date that is 30 days following the end of the option period, the loan amount would be reduced to $2,500,000 as a break-up fee, subject to certain exceptions set forth in the IGH Option Agreement. On August 26, 2019, the parties amended the IGH Option Agreement to, among other things, delay closing until January 2020. By letter agreement dated January 31, 2020, the Company, CLS Massachusetts and IGH extended the IGH Option Agreement to February 4, 2020. On February 4, 2020, CLS Massachusetts exercised the IGH Option. By letter dated February 26, 2020, the Company informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. The Company advised IGH that it was electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the Note. This dispute, including whether IGH breached the IGH Option and whether CLS is entitled to collect default interest, is now in litigation. At November 30, 2020, the Company had collected a total of $2,743,229 of principal and $181,771 of interest on the IGH Note.

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

On August 26, 2019, the Company and CannAssist entered into an agreement to amend the CannAssist Note. Pursuant to the amendment, there will be no additional advances under the CannAssist Note beyond the $150,000 advanced on February 4, 2019, and the $175,000 advanced on June 24, 2019. In addition, the CannAssist Note shall become due and payable in full on or before February 28, 2020. See note 8. On December 23, 2019, the Company received payment in full on the CannAssist loan in the amount of $342,567, which was made up of $325,000 of principal and $17,567 of interest. At November 30, 2020, the Company was owed $0 pursuant to the CannAssist Note.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $2,805,516 and $2,925,568 as of November 30, 2020 and May 31, 2020, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had $0 and $0 of bad debt expense during the three months ended November 30, 2020 and 2019, respectively. The Company had $5,992 and $0 of bad debt expense during the six months ended November 30, 2020 and 2019, respectively.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment”. As a result of the impairment test, it was calculated that the net carrying value of goodwill exceeded the fair value  by  $25,185,003, and the Company recorded an impairment charge to operations during the year ended May 31, 2020. At November 30, 2020, the net carrying value of goodwill on  the Company’s balance sheet was $557,896.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $311,707 and $218,041 for the three months ended November 30 2020 and 2019, respectively. Total recognized advertising and marketing expenses were $443,739 and $424,019 for the six months ended November 30, 2020 and 2019, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. Total recognized research and development expenses were $5,385 and $0 for the three months ended November 30, 2020 and 2019, respectively. Total recognized research and development expenses were $12,392 and $0 for the six months ended November 30, 2020 and 2019, respectively.

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

There were no reset provisions triggered or derivative liabilities revalued during the three and six months ended November 30, 2020 or 2019.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606.

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and six months ended November 30, 2020 and 2019:

	For the Six	For the Six	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Cannabis Dispensary	6,818,499	4,398,262	3,732,974	2,312,362
Cannabis Production	1,870,259	1,517,184	1,174,915	744,069
	8,688,758	5,915,446	4,907,889	3,056,431

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.  At November 30, 2020 and 2019, the Company excluded from the calculation of fully diluted shares outstanding the following shares because the result would have been anti-dilutive: At November 30, 2020, a total of 88,474,321 shares (54,835,145 issuable upon the exercise of warrants; 7,676,974 issuable upon the exercise of unit warrants; 25,454,696 issuable upon the conversion of convertible notes payable and accrued interest; and 507,506 in stock to be issued); at November 30, 2019, a total of 86,932,861 shares (54,835,145 issuable upon the exercise of warrants; 7,676,974 issuable upon the exercise of unit warrants; 24,184,074 issuable upon the conversion of convertible notes payable and accrued interest; and 236,668 in stock to be issued).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the three and six months ended November 30, 2020 and 2019.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at the lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The Company performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard. The Company adopted the ASU and related amendments on June 1, 2019 and elected certain practical expedients permitted under the transition guidance. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. Under the new guidance, the majority of the Company’s leases continue to be classified as operating. During the first quarter of fiscal 2020, the Company completed its implementation of its processes and policies to support the new lease accounting and reporting requirements. This resulted in an initial increase in both its total assets of $2,703,821 and total liabilities in the amount of $2,675,310.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplified the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on June 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update changed the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarified existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer is accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments required entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. Those amendments do not have an accounting effect. The amendments in Part I of this update became effective for the Company on June 1, 2019. The adoption of ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815), did not have a material effect on the Company’s financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $78,840,536 as of November 30, 2020. The Company’s auditors stated in their opinion on the Company’s financial statements for the year ended May 31, 2020 that there was substantial doubt about the Company’s ability to continue as a going concern, and that further losses were anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The full amount of the bonus payment was earned, and on May 27, 2020, the Company made a payment in the amount of $850,000 to the sellers. The Company deposited the balance due to sellers of $150,000 with an escrow agent to hold pending the outcome of a tax audit. During the year ended May 31, 2020, the State of Nevada notified the Oasis LLCs that it would be conducting a tax audit for periods both before and after the closing of the sale to CLS. The Oasis LLCs have not yet received the demand from the State of Nevada with the precise amount due and the amount escrowed is the Company’s best estimate of the pre-closing tax liability. If the ultimate tax liability is less than $150,000, the balance of the escrowed amount will be paid to sellers. As of November 30, 2020, the $150,000 remains a liability on the Company’s balance sheet and $150,0000 in recorded in an escrow account in the asset section of the Company’s balance sheet.

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

The above estimated fair value of the intangible assets is based on a preliminary purchase price allocation prepared by a third party valuation expert.  During the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  After the preliminary purchase price allocation period, the Company may record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in its operating results in the period in which the adjustments were determined. The Company assessed these intangible assets as of May 31, 2020 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company recorded an impairment of goodwill in the amount of $25,185,003 based upon the difference between the carrying value of $25,742,899 and the fair value $557,896. Fair value was based upon the price of the Company’s common stock at May 31, 2020 of $0.06 per share. (see note 12). At November 30, and May 31, 2020, the net amount of goodwill on the Company’s balance sheet was $557,896.

The Company recognized revenue from the Oasis LLCs in the amounts of $4,907,889 and $3,056,431 for the three months ended November 30, 2020 and 2019, respectively. The Company recognized revenue from the Oasis LLCs in the amounts of $8,688,758 and $5,915,446 for the six months ended November 30, 2020 and 2019, respectively.

Note 4 – Joint Venture and Options Transaction

In Good Health

On October 31, 2018, the Company, CLS Massachusetts, and IGH, which converted to a for-profit corporation on November 6, 2018 (the “Conversion”), entered into the IGH Option Agreement. Under the terms of the IGH Option Agreement, CLS Massachusetts had an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that is one year after the effective date of the Conversion and December 1, 2019, and ending on the date that is 60 days after such date (the “Option Period”). If CLS Massachusetts exercised the IGH Option, the Company, a wholly-owned subsidiary of the Company and IGH would enter into the IGH Merger Agreement (the form of which had been agreed to by the parties). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts would pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note.

IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement entered into agreements pursuant to which such stockholders, among other things, agreed to vote in favor of such transactions.

On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH (the “IGH Loan”), in the principal amount of $5,000,000 (the “IGH Loan Amount”), subject to the terms and conditions set forth in that certain Loan Agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender (the “IGH Loan Agreement”) (see note 9). The IGH Loan is evidenced by a secured promissory note of IGH (the “IGH Note”), which bears interest at the rate of 6% per annum and matures on October 31, 2021. The Company recorded interest income in the amounts of $50,162 and $75,616 on the IGH Loan during the three months ended November 30, 2020 and 2019, respectively. The Company recorded interest income in the amounts of $110,727 and $150,411 on the IGH Loan during the six months ended November 30, 2020 and 2019, respectively. On March 1, 2020, the Company capitalized interest in the amount of $399,453 into the principal amount due. During the three and six months ended November 30, 2020, the Company received payments on the IGH Note in the amounts of $750,000 and $1,500,000, which comprise $688,869 and $697,082 of principal and $61,131 and $52,918 of interest, respectively. As of November 30, 2020, the principal balance of the IGH Note was $2,656,224 and the interest receivable was $0.

To secure the obligations of IGH to the Company under the IGH Loan Agreement and the IGH Note, the Company and IGH entered into a Security Agreement dated as of October 31, 2018 (the “IGH Security Agreement”), pursuant to which IGH granted to the Company a first priority lien on and security interest in all personal property of IGH.

If the Company did exercise the IGH Option on or prior to the date that is 30 days following the end of the Option Period, the IGH Loan Amount would be reduced to $2,500,000 as a break-up fee (the “Break-Up Fee”), except in the event of a Purchase Exception (as defined in the IGH Option Agreement), in which case the Break-Up Fee would not apply and there would be no reduction to the Loan Amount.

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

CannAssist

On January 29, 2019, the Company made a line of credit loan to CannAssist in the principal amount of up to $500,000, subject to the terms and conditions set forth in the CannAssist Loan Agreement. Any draws on the line of credit in excess of $150,000 will only be made in the sole discretion of the Company. The loan is evidenced by the CannAssist Note, which bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. On June 24, 2019, the Company advanced the sum of $175,000 to CannAssist, increasing the balance due to the Company under the CannAssist Note to $325,000. The Company recorded interest income in the amounts of $0 and $6,482 on the CannAssist loan during the three months ended November 30, 2020 and 2019, respectively. The Company recorded interest income in the amounts of $0 and $13,035 on the CannAssist loan during the six months ended November 30, 2020 and 2019, respectively.

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

Note 5 – Accounts Receivable

Accounts receivable was $281,827 and $161,409 at November 30, 2020 and May 31, 2020, respectively. During the six months ended November 30, 2020, the Company had bad debt expense in the net amount of $5,992, consisting of the write-off of a receivable from a credit card processor in the amount of $7,668, partially offset by the collection from a customer in the amount of $1,746 which had been previously written-off. No allowance for doubtful accounts was necessary during the three and six months ended November 30, 2020 and 2019.

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	November 30, 2020	May 31, 2020
Deposits	$2,262	$2,315
Prepaid expenses	295,058	231,777
Total	$297,320	$234,092

Note 7 – Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	November 30,	May 31,
	2020	2020
Raw materials	$527,984	$134,697
Finished goods	860,416	440,545
Total	$1,388,400	$575,242

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

During the year ended May 31, 2018, the Company received a payment of $50,000 on the PRH Note.  As a result, the Company has reduced the impairment of the PRH Note by $50,000 to reflect this payment.  The receivable is recorded on the balance sheet as of November 30, 2020 in the amount of $0, net of allowance in the amount of $450,000.

IGH Note Receivable

On October 31, 2018, in connection with an option to purchase transaction (see note 4), the Company loaned $5,000,000 pursuant to the IGH Note to IGH; on November 6, 2018, IGH converted to a for-profit corporation. The IGH Note bears interest at the rate of 6% per annum. On March 1, 2020 (the “Initial Payment Date”), all accrued interest was added to the outstanding principal due hereunder and such amount is payable in eight equal quarterly installments, commencing on the Initial Payment Date, together with interest accruing after the Initial Payment Date. The IGH Note matures and all outstanding principal, accrued interest and any other amounts due hereunder, is due and payable in full on the third anniversary of the IGH Note. The IGH Note was issued in connection with a loan agreement and security agreement between the Company and IGH, and the IGH Option Agreement between the Company and IGH, among others, in both cases dated as of October 31, 2018 and the other IGH Loan Documents, and is secured by the collateral described in the IGH Loan Documents and by such other collateral as may in the future be granted to the Company to secure the IGH Note. During the three and six months ended November 30, 2020, the Company recorded interest income in the amounts of $50,162 and $110,727, respectively, in connection with the IGH Note.

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

During the three and six months ended November 30, 2020, the Company received payments on the IGH Note in the amounts of $750,000 and $1,500,000, respectively. The Company applied these payments as follows; $1,385,951 as a repayment of principal and $114,049 as a repayment of accrued interest. As a result, at November 30, 2020, principal in the amount of $2,656,224 and interest receivable in the amount of $0 due under the IGH Note were classified as current assets on the Company’s balance sheet.

CannAssist Note Receivable

On January 29, 2019, the Company made a line of credit loan to CannAssist pursuant to the CannAssist Note, in the principal amount of up to $500,000.  The loan bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. Payments on the loan were to commence on July 1, 2019 and the CannAssist Note was to mature on December 1, 2019. On August 26, 2019, the Company and CannAssist amended the CannAssist Note. Pursuant to the amendment, among other things, the CannAssist Note was to become due and payable in full on or before February 28, 2020. On December 23, 2019, the Company received payment in full on the CannAssist loan in the amount of $342,567, which comprised $325,000 of principal and $17,567 of interest. During the three months ended November 30, 2020 and 2019, the Company recorded interest income in the amount of $0 and $6,553 on the CannAssist Note, respectively. During the six months ended November 30, 2020 and 2019, the Company recorded interest income in the amount of $0 and $13,035 on the CannAssist Note, respectively.

Note 9 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at November 30, 2020 and May 31, 2020.

	November 30, 2020	May 31, 2020
Office equipment	$116,090	$94,887
Furniture and fixtures	145,103	144,025
Machinery & Equipment	1,776,316	1,741,830
Leasehold improvements	2,769,219	2,662,967
Less: accumulated depreciation	(1,151,948)	(868,200)
Property, plant, and equipment, net	$3,654,780	$3,775,509

During the six months ended November 30, 2020 and 2019, the Company made payments in the amounts of $163,019 and $1,566,882, respectively, for property, plant, and equipment. Also, during the six months ended November 30, 2020 and 2019, the Company applied $0 and $136,190 of deposits to the acquisition of fixed assets. See note 6.

Depreciation of property, plant, and equipment was $142,856 and $57,644 for the three months ended November 30, 2020 and 2019 respectively. Depreciation of property, plant, and equipment was $283,748 and $113,180 for the six months ended November 30, 2020 and 2019 respectively.

Note 10 – Right to Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 4 years, some of which include options to extend.

The Company’s lease expense for the three and six months ended November 30, 2020 was entirely comprised of operating leases and amounted to $104,793 and $270,410, respectively. The Company’s right of use (“ROU”) asset amortization for the three and six months ended November 30, 2020 was $88,897 and $175,727, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right to use assets – operating leases are summarized below:

November 30, 2020
Amount at inception of leases	$2,703,821
Amount amortized	(1,476,119)
Balance – November 30, 2020	$1,227,702

Operating lease liabilities are summarized below:

Amount at inception of leases	$2,675,310
Amount amortized	(1,409,668)
Balance – November 30, 2020	$1,265,642

November 30, 2020
Warehouses and offices	$1,265,642
Lease liability	$1,265,642
Less: current portion	(176,275)
Lease liability, non-current	$1,089,367

Maturity analysis under these lease agreements is as follows:

Twelve months ended November 30, 2021	$268,577
Twelve months ended November 30, 2022	178,570
Twelve months ended November 30, 2023	167,234
Twelve months ended November 30, 2024	172,035
Twelve months ended November 30, 2025	176,980
Thereafter	810,327
Total	$1,773,723
Less: Present value discount	(508,081)
Lease liability	$1,265,642

Note 11 – Intangible Assets

Intangible assets consisted of the following at November 30, 2020 and May 31, 2020:

		Accumulated
November 30, 2020	Gross	Amortization	Net
Intellectual Property	$319,600	$(77,237)	$242.363
License & Customer Relations	990,000	(119,625)	870,375
Tradenames - Trademarks	301,000	(72,742)	228,258
Non-Compete Agreements	27,000	(27,000)	-
Domain Names	26,512	(4,887)	21,625
Total	$1,664,112	$(301,491)	$1,362,621

		Accumulated
May 31, 2020	Gross	Amortization	Net
Intellectual Property	$319,600	$(61,257)	$258,343
License & Customer Relations	990,000	(94,875)	895,125
Tradenames - Trademarks	301,000	(57,692)	243,308
Non-Compete Agreements	27,000	(25,882)	1,118
Domain names	26,512	(3,302)	23,310
Total	$1,664,112	$(242,908)	$1,421,204

Total amortization expense charged to operations for the three months ended November 30, 2020 and 2019 was $28,715 and $28,030, respectively.  Total amortization expense charged to operations for the six months ended November 30, 2020 and 2019 was $58,583 and $58,304, respectively.

Amount to be amortized during the twelve months ended November 30,
2021	$111,989
2022	111,989
2023	111,989
2024	111,989
2025	111,989
Thereafter	802,676
$1,362,621

Note 12 – Goodwill

The Company recorded goodwill in the amount of $25,742,899 in connection with the acquisition of Alternative Solutions on June 27, 2018 (see note 3).

The Company assessed its intangible assets as of May 31, 2020 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company recorded an impairment of goodwill in the amount of $25,185,003 based upon the difference between the carrying value of $25,742,899 and fair value of $557,896. Fair value was based upon the price of the Company’s common stock at May 31, 2020 of $0.06 per share. At November 30, 2020, the net amount of goodwill on the Company’s balance sheet was $557,896.

Note 13 – Other Assets

Other assets consisted of the following at November 30, 2020 and May 31, 2020:

	November 30,	May 31,
	2020	2020
Security deposits	$167,455	$167,455
	$167,455	$167,455

Note 14 – Accounts Payable and Accrued Liabilities

Accrued accounts payable and accrued liabilities consisted of the following at November 30, 2020 and May 31, 2020:

	November 30, 2020	May 31, 2020
Trade accounts payable	$723,573	$591,060
Accrued payroll and payroll taxes	226,272	212,361
Accrued liabilities	480,920	369,462
Total	$1,430,765	$1,172,883

15 – Convertible Notes Payable

November 30, 2020	May 31, 2020

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 matures on a date that is three years following issuance. The U.S. Convertible Debenture 1 is convertible into units (the “Convertible Debenture Units”) at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of  U.S. Convertible Debenture 1 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 1 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the three and six months ended November 30, 2020, $271,241 and $542,483 of this discount was charged to operations, respectively.  During the three and six months ended November 30, 2020, the Company accrued interest in the amounts of $90,089 and $180,179 on the U.S. Convertible Debenture 1, respectively. Also, during the three and six months ended November 30, 2020, the Company transferred the amounts of $0 and $82,688 from accrued interest to principal of the U.S. Convertible Debenture 1, respectively.

$4,504,457	$4,504,457

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 matures on a date that is three years following issuance. The U.S. Convertible Debenture 2 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 2 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 2, the conversion price of U.S. Convertible Debenture 2 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 2 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the three and six months ended November 30, 2020, $67,810 and $135,621 of this discount was charged to operations, respectively. During the three and six months ended November 30, 2020, the Company accrued interest in the amounts of $22,523 and $45,045 on the U.S. Convertible Debenture 2, respectively. Also, during the three and six months ended November 30, 2020, the Company transferred the amounts of $0 and $20,672 from accrued interest to principal of the U.S. Convertible Debenture 2, respectively.

1,126,114	1,126,114

November 30, 2020	May 31, 2020

Convertible debenture in the principal amount of $100,000 (the “U.S. Convertible Debenture 3”) dated October 24, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 3. The U.S. Convertible Debenture 3 matures on a date that is three years following issuance. The U.S. Convertible Debenture 3 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 3 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 3, the conversion price of U.S. Convertible Debenture 3 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 3 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 3 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 3 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $75,415 on the U.S. Convertible Debenture 3. During the three and six months ended November 30, 2020, $6,285 and $12,569 of this discount was charged to operations, respectively. During the three and six months ended November 30, 2020, the Company accrued interest in the amounts of $2,252 and $4,505 on the U.S. Convertible Debenture 3, respectively. Also, during the three and six months ended November 30, 2020, the Company transferred the amounts of $0 and $2,070 from accrued interest to principal of the U.S. Convertible Debenture 3, respectively.

112,613	112,613

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 matures on a date that is three years following issuance. The U.S. Convertible Debenture 4 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of U.S. Convertible Debenture 4 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 4 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the three and six months ended November 30, 2020, $34,721 and $69,442 of this discount was charged to operations, respectively. During the three and six months ended November 30, 2020, the Company accrued interest in the amounts of $11,983 and $23,965 on the U.S. Convertible Debenture 4, respectively. Also, during the three and six months ended November 30, 2020, the Company transferred the amounts of $0 and $11,010 from accrued interest to principal of the U.S. Convertible Debenture 4, respectively.

599,101	599,101

November 30, 2020	May 31, 2020

Convertible debenture in the principal amount of $150,000 (the “U.S. Convertible Debenture 5”) dated October 26, 2018,  which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 5. The U.S. Convertible Debenture 5 matures on a date that is three years following issuance. The U.S. Convertible Debenture 5 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 5 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 5 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $120,100 on the U.S. Convertible Debenture 5. During the three and six months ended November 30, 2020, $10,008 and $20,017 of this discount was charged to operations, respectively. During the three and six months ended November 30, 2020, the Company accrued interest in the amounts of $3,378 and $6,757 on the U.S. Convertible Debenture 5, respectively. Also, during the three and six months ended November 30, 2020, the Company transferred the amounts of $0 and $3,104 from accrued interest to principal of the U.S. Convertible Debenture 5, respectively.

168,919	168,919

Convertible debenture payable in the principal amount of $75,000 (the “U.S. Convertible Debenture 6”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 6. The U.S. Convertible Debenture 6 matures on a date that is three years following issuance. The U.S. Convertible Debenture 6 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 6 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 6 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $60,049 on the U.S. Convertible Debenture 6. During the three and six months ended November 30, 2020, $5,005 and $10,008 of this discount was charged to operations, respectively. During the three and six months ended November 30, 2020, the Company accrued interest in the amounts of $1,689 and $3,378 on the U.S. Convertible Debenture 6, respectively. Also, during the three and six months ended November 30, 2020, the Company transferred the amounts of $0 and $1,552 from accrued interest to principal of the U.S. Convertible Debenture 6, respectively.

84,459	84,459

November 30, 2020	May 31, 2020

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures mature on a date that is three years following issuance. The Canaccord Debentures are convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 32,321 shares of the Company’s common stock, and warrants to purchase 16,160 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the three and six months ended November 30, 2020, the Company accrued interest in the amounts of $270,003 and $536,439 on the Canaccord Debentures, respectively. Also, during the three and six months ended November 30, 2020, the Company transferred the amounts of $212,601 and $212,601 from accrued interest to principal of the Canaccord Debentures, respectively.

13,500,150	13,287,549

	November 30, 2020	May 31, 2020
Total - Convertible Notes Payable	$20,095,813	$19,883,212
Less: Discount	(1,448,590)	(2,238,730)
Convertible Notes Payable, Net of Discounts	$18,647,223	$17,644,482

Total - Convertible Notes Payable, Net of Discounts, Current Portion, net of discount of $1,448,590 and $0	$5,147,073	$-
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion, net of discount of $0 and $2,238,730	$13,500,150	$17,644,482

	November 30, 2020	November 30, 2019
Discounts on notes payable amortized to interest expense – 3 months ended November 30, 2020 and 2019, respectively	$395,070	$259,070

Discounts on notes payable amortized to interest expense – 6 months ended November 30, 2020 and 2019, respectively	$790,140	$853,983

Aggregate maturities of notes payable and convertible notes payable as of November 30, 2020 are as follows:

For the twelve months ended November 30,

2021	$6,595,663
2022	13,500,150
2023	-
2024	-
2025	-
Thereafter	-
Total	$20,095,813

Note 16 – Contingent Liability

The terms of the Company’s acquisition of Alternative Solutions, included a payment of $1,000,000 contingent upon the Oasis LLCs achieving certain revenue targets. (see note 3). The fair value of this contingent consideration at the time of the Acquisition Agreement was $678,111 as determined by the Company’s outside valuation consultants. Management reviewed the value of the contingent consideration, and concluded that, due to the increased revenue of Alternative Solutions, the fair value of this contingent liability was $1,000,000 at May 31, 2019. The Company recorded a charge to operations in the amount of $321,889 during the year ended May 31, 2019.

The full amount of the bonus payment was earned, and on May 27, 2020, the Company made a payment in the amount of $850,000 to the sellers. The Company deposited the balance due to sellers of $150,000 with an escrow agent to hold pending the outcome of a tax audit. During the year ended May 31, 2020, the State of Nevada notified the Oasis LLCs that it would be conducting a tax audit for periods both before and after the closing of the sale to CLS. The Oasis LLCs have not yet received the demand from the State of Nevada with the precise amount due and the amount escrowed is the Company’s best estimate of the pre-closing tax liability If the ultimate tax liability is less than $150,000, the balance of the escrowed amount will be paid to sellers. As of November 30, 2020, the $150,000 remains a liability on the Company’s balance sheet and $150,000 is recorded in an escrow account in the asset section of the Company’s balance sheet.

Note 17 – Stockholders’ Equity

The Company’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.0001, at November 30, 2020 and May 31, 2020, and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 126,571,416 shares of common stock issued and outstanding as of November 30, 2020 and May 31, 2020, respectively.

Six months ended November 30, 2020

Common Stock Issued and To Be Issued to Officers and Service Providers:

During the six months ended November 30, 2020, the Company charged an aggregate of $53,876 to common stock subscribed representing the accrual over the vesting period of 125,000 shares of restricted common stock issuable to officers.

During the six months ended November 30, 2020, the Company recognized the cancellation of a consulting contract, which resulted in a credit to operations in the amount of $22,500 and the reversal of 100,000 shares of common stock to be issued.

During the six months ended November 30, 2020, the Company recognized the cancellation of a consulting contract, which resulted in a credit to operations in the amount of $3,250 and the reversal of 25,000 shares of common stock to be issued.

During the six months ended November 30, 2020, the Company recognized the issuance of 50,000 to a former officer, which shares were previously recorded in common stock to be issued.

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

During the six months ended November 30, 2019, the Company charged an aggregate of $93,901 to common stock subscribed representing the accrual over the vesting period of 791,668 shares of restricted common stock issuable to officers. The Company also charged $30,000 to common stock subscribed representing the fair value of 133,332 shares of common stock to be issued to a service provider.

Warrants

The following table summarizes the significant terms of warrants outstanding at November 30, 2020. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise prices	Number of warrants outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of warrants exercisable	Weighted average exercise price of exercisable warrants
$0.49	33,465,110	1.00	$0.49	33,465,110	$0.49
0.50	2,736,500	1.23	0.50	2,736,500	0.50
0.60	17,500,000	1.00	0.60	17,500,000	0.60
0.75	837,500	0.22	0.75	837,500	0.75
1.10	296,035	1.06	1.10	296,035	1.10
	54,835,145	1.00	$0.53	54,835,145	$0.53

Transactions involving warrants are summarized below. This table does not include the unit warrants. See Unit Warrants sections below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2019	54,818,985	$0.53
Granted	16,160	$1.10
Exercised	-
Cancelled / Expired	-	$-

Warrants outstanding at May 31, 2020	54,838,145	$0.53
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	-	$-
Warrants outstanding at November 30, 2020	54,835,145	$0.53

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

The following summarizes the Company’s financial liabilities that are recorded at fair value on a recurring basis at November 30, 2020 and May 31, 2020:

November 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

May 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

Note 20 – Related Party Transactions

As of November 30, 2020 and May 31, 2020, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250

On July 31, 2018, the Company granted Ben Sillitoe, the former Chief Executive Officer of CLS Nevada, Inc. a one-time signing bonus of 500,000 shares of restricted common stock, which became fully vested one year from the effective date of his employment agreement. On July 22, 2019, the Company issued these shares to Mr. Ben Sillitoe.

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease.  These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of November 30, 2020.

Contingent Liability

At the time of closing of the Acquisition Agreement, Alternative Solutions owed certain amounts to a consultant known as 4Front Advisors, which amount was in dispute. In August 2019, the Company made a payment to this company to settle this dispute and the Oasis Note was reduced accordingly.

Note 22 – Subsequent Events

Resignation of Chief Financial Officer

On December 16, 2020, Gregg Carlson resigned from his position as Chief Financial Officer of CLS Holdings USA, Inc., effective immediately, for personal reasons.

Resignation of Director

On January 1, 2021, Frank Koretsky resigned as a Director of CLS Holdings USA, Inc., effective immediately, to pursue other interests.

The Company has evaluated events through the date the financial statements and has determined that there were no additional material subsequent events.

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

By letter dated February 26, 2020, we informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. We further advised IGH that we were electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the IGH Note. On March 3, 2020, we filed a claim for declaratory relief, among other things, requesting the court declare that CLS Massachusetts had validly exercised the IGH Option and instruct IGH to comply with its diligence requests and ultimately execute a merger agreement with us. The dispute regarding whether CLS Massachusetts properly exercised the IGH Option arose after CLS Massachusetts delivered a notice of exercise to IGH and IGH subsequently asserted that CLS Massachusetts’ exercise was invalid. CLS and CLS Massachusetts intend to pursue this suit vigorously and believe that their claims are meritorious, however, there can be no assurance as to the ultimate outcome of this matter. At November 30, 2020, we had collected a total of $2,743,229 of principal and $181,771 of interest on the IGH Note.

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

We incurred a net loss of $30,657,973 for the year ended May 31, 2020, and $849,376 and $1,994,412 for the three and six months ended November 30, 2020, respectively, resulting in an accumulated deficit of $76,846,124 as of May 31, 2020, which deficit increased to $78,840,536 as of November 30, 2020.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

As mentioned above, on March 20, 2020, we were required to close our Nevada dispensary and shift to a delivery-only model. As a result, we closed our retail operations for two days as we transitioned our business model to a delivery-only model, onboarded new staff, trained them on new software and communicated with our customer base. Within six days, we were achieving 50% of February sales despite having reduced our operating hours from 24 hours a day to a 14 hour a day delivery model. Although we furloughed 20 dispensary employees initially, as a result of the dedication of our loyal staff, we were able to quickly train a large number of our dispensary employees for new roles in our delivery-only model. While this was occurring, approximately 20% of the Nevada dispensaries closed their doors completely unable to transition to a delivery-only model. We then added curbside service, and ultimately limited in-dispensary services to our customers.  As a result, we were able to re-employ all our furloughed employees who wished to return to work for us.  In addition, we experienced a shift in our sales model as delivery and curbside sales rose to represent approximately 40% of our revenues versus only 15% for delivery services pre-pandemic.  In addition, at present, we are experiencing larger average orders, which helps a customer minimize the impact of the delivery fee. Finally, although our overall sales initially dipped after the onset of the pandemic, they gradually returned to pre-pandemic levels, then exceeded pre-pandemic levels, and in October 2020, we recorded our highest sales ever.

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

Our manufacturing facility has continued to operate throughout the pandemic, but initially it operated primarily for the purposes of manufacturing City Trees products to be sold at our dispensary. The wholesale business initially declined substantially as the sales staff was unable to make sales calls and most dispensaries curtailed purchasing products from third parties, electing instead only to offer their own products for sale at their dispensaries. As a result, we initially furloughed two employees who worked at our manufacturing facility. Although we did not face shortages of extraction materials, we were initially impacted by the limited availability of certain materials, such as the supply of masks, gowns and other protective equipment, due to the global shortage of such protective equipment and materials.  In recent months, our manufacturing and wholesale business slowly began to grow again as our customers resumed purchasing and more normal operations, and we re-hired our furloughed workers who wished to return to work.  Starting in approximately September 2020, when we launched a re-brand and re-launch of our wholesale product line, our wholesale revenues improved more rapidly, and are now achieving revenues that are approximately 30% greater than pre-pandemic levels.

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

Results of Operations

The table below sets forth our expenses as a percentage of revenue for the applicable periods:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2020	November 30 2019	November 30, 2020	November 30 2019
Revenue	100%	100%	100%	100%
Cost of Goods Sold	45%	52%	46%	51%
Gross Margin	55%	48%	54%	49%
Selling, General, and Administrative Expenses	57%	66%	60%	73%
Interest expense, net	15%	24%	17%	26%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Number of Customers Served (Dispensary)	66,638	61,887	121,376	114,335
Revenue	$4,907,889	$3,056,431	$8,688,758	$5,915,446
Gross Profit	$2,698,566	$1,468,799	$4,690,575	$2,916,242
Net Loss	$(849,376)	$(1,281,974)	$(1,994,412)	$(2,658,474)
EBITDA (1)	$69,902	$(468,369)	$(172,689)	$(957,256)
Adjusted EBITDA (1)	$197,138	$(414,493)	$23,683	$(833,354)

(1) EBITDA and Adjusted EBITDA are non-GAAP financial performance measures and should not be considered as alternatives to net income(loss) or any other measure derived in accordance with GAAP. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our financial results as reported in accordance with GAAP. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. As required by the rules of the SEC, we provide below a reconciliation of the non-GAAP financial measures contained herein to the most directly comparable measure under GAAP. Management believes that EBITDA and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by our management. Adjusted EBITDA excludes certain non-cash expenses not already excluded as part of EBITDA as well as the impact of the significant litigation expenses, which are associated with our action against IGH related to its breach of the IGH Option. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of our profitability measures for the periods presented.

Reconciliation of net loss for the three and six months ended November 30, 2020 and 2019 to EBITDA and Adjusted EBITDA for the three and six months ended November 30, 2020 and 2019:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Net Loss	$(849,376)	$(1,281,974)	$(1,994,412)	$(2,658,474)
Add:
Interest expense, net	$746,824	$729,120	$1,479,426	$1,529,749
Depreciation and amortization	$172,454	$84,485	$342,297	$171,469
EBITDA	$69,902	$(468,369)	$(172,689)	$(957,256)

Other adjustments:
Non-recurring cash payments for litigation	$100,298	$-	$143,192	$-
Non-cash compensation	$26,938	$53,876	$53,180	$123,902
Adjusted EBITDA	$197,138	$(141,493)	$23,683	$(833,354)

Three Months Ended November 30, 2020 and November 30, 2019

Revenue

We had revenue of $4,907,889 during the three months ended November 30, 2020, an increase of $1,821,458, or 61%, compared to revenue of $3,056,431 during the three months ended November 30, 2019. Our cannabis dispensary accounted for $3,732,974, or 76%, of our revenue for the three months ended November 30, 2020, an increase of $1,420,612, or 61%, compared to $2,312,362, or 76% of our revenue during the three months ended November 30, 2019. Dispensary revenue increased during the second quarter of the 2021 fiscal year because our average dispensary sales per day increased from $33,587 during the second quarter of fiscal 2020 to $41,022 during the second quarter of fiscal 2021. Our cannabis production and wholesale division accounted for $1,174,915, or 24%, of our revenue for the three months ended November 30, 2020, an increase of $430,846, or 58%, compared to $744,069, or 24% of our revenue for the three months ended November 30, 2019.  The increase in production and wholesale revenue for the second quarter of fiscal 2021 was primarily due to the impact of our rebranding and relaunch efforts, which commenced in September 2020.

Cost of goods sold

Our cost of goods sold for the three months ended November 30, 2020 was $2,209,323, an increase of $621,691, or 39%, compared to cost of goods sold of $1,587,632 for three months ended November 30, 2019. The increase in cost of goods sold for the three months ended November 30, 2020 was due primarily to our increase in sales during the second quarter of fiscal 2021. Cost of goods sold was 45% of sales during the second quarter of fiscal 2021 compared to 52% during the second quarter fiscal 2020. This improvement in gross margin during the first half of fiscal 2021 was primarily due to a decrease in the cost of purchasing product as a result of the implementation of new processes, the retention of additional skilled employees and an improvement in inventory purchasing. Cost of goods sold during the second quarter of fiscal 2021 primarily consisted of $1,914,773 of product cost, $149,137 of state and local fees and taxes, and $122,129 of supplies and materials.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased by $779,465, or approximately 39%, to $2,801,118 during the three months ended November 30, 2020, compared to $2,021,653 for the three months ended November 30, 2019. The increase in SG&A expenses for the three months ended November 30, 2020 was primarily due to office and facilities costs incurred in connection with the continued expansion of our business and the buildout of our manufacturing facility, and to costs directly related to our response to COVID-19. SG&A also increased due to legal fees associated with our ongoing lawsuit against IGH with respect to our exercise of the IGH Option.

SG&A expense during the second quarter of fiscal 2021 was primarily attributable to an aggregate of $2,136,669 in costs associated with operating the Oasis LLCs compared to $1,425,197 during the second quarter of fiscal 2020. The major components of SG&A associated with the operation of the Oasis LLCs s, an increase of $706,087 during the three months ended November 30, 2020 compared to the three months ended November 30, 2019 were as follows:  payroll and related costs of $1,056,615 compared to $832,212; lease, facilities and office costs of $525,050 compared to $241,786; sales, marketing, and advertising of $303,013 compared to $144,181; depreciation and amortization of $98,070 compared to $58,319; and insurance of $82,581 compared to $39,019. Payroll, insurance and marketing costs increased during the second quarter of fiscal 2021 due to the growth in revenues of the Oasis LLCs during the second quarter of fiscal 2021 and due to costs incurred in connection with our response to COVID-19. Lease, facilities, and office costs increased due to the expansion of our production facility and due to costs incurred in connection with our response to COVID-19. These increases in costs were partially offset by a decrease expenses in taxes, licenses, and registration fees, by $53,506.

Finally, SG&A increased by an aggregate of $67,995 during the second quarter of fiscal 2021 as a result of an increase in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to an aggregate of $664,450, from $596,459 during the second quarter of fiscal 2020. The increase in SG&A associated with this aspect of our business was primarily due to increases in professional fees in the amount of $151,851, which related primarily to the IGH lawsuit, offset by a decrease in investor relations costs of $65,166; travel related expenses of $35,462; and non-cash compensation in the amount of $26,242.

Interest Expense, Net

Our interest expense, net of interest income, was $746,824 for the three months ended November 30, 2020, an increase of $17,704, or 2%, compared to $729,120 for the three months ended November 30, 2019. The increase in interest expense, net of interest income, was primarily due to a decrease in interest income during the second quarter of fiscal 2021 in the amount of $31,115, from $81,277 during the three months ended November 30, 2019 to $50,162 during the three months ended November 30, 2020.  This decrease was primarily due to the lower principal balances under the IGH Note and the zero balance on the CannAssist Note, which was paid in full in December 2019.

The increase in interest expense, net, for the three months ended November 30, 2020 was partially offset by a decline in interest expense  of $13,411. This decrease was due to a decrease in interest accrued on notes payable in the amount of $2,789, from $404,705 during the three months ended November 30, 2019 to $401,916 during the three months ended November 30, 2020, and to a decline in the amortization of discounts on notes payable during the second quarter of fiscal 2021 in the amount of $10,622, from $404,692 during the three months ended November 30, 2019 to $405,692 during the second quarter of fiscal 2020.

Net loss

For the reasons above, we incurred a net loss for the three months ended November 30, 2020 of $846,376, which was a decrease of $432,598, or approximately 34%, compared to a net loss of $1,281,974 during the three months ended November 30, 2019.

Six Months Ended November 30, 2020 and November 30, 2019

Revenue

We had revenue of $8,688,758 during the six months ended November 30, 2020, an increase of $2,773,312, or 47%, compared to revenue of $3,056,431 during the six months ended November 30, 2019. Our cannabis dispensary accounted for $6,818,499, or 78%, of our revenue for the six months ended November 30 2020, an increase of $2,420,237, or 55%, compared to $4,398,262 or 74% of our revenue during the six months ended November 30, 2019. Dispensary revenue increased during the first half of the 2021 fiscal year because our average dispensary sales per day increased from $33,587 during the first half of fiscal 2020 to $37,260 during the first half of fiscal 2021. Our cannabis production and wholesale division accounted for $1,870,259, or 22%, of our revenue for the six months ended November 30, 2020, an increase of $352,775, or 23%, compared to $1,517,484 , or 26% of our revenue for the six months ended November 30, 2019.  The increase in production and wholesale revenue for the first half of fiscal 2021 was primarily due to the impact of our rebranding and relaunch efforts, which commenced in September 2020.

Cost of goods sold

Our cost of goods sold for the six months ended November 30, 2020 was $3,998,183, an increase of $998,979, or 33%, compared to cost of goods sold of $2,999,204 for the six months ended November 30, 2019. The increase in cost of goods sold for the six months ended November 30, 2020 was due primarily to our increase in sales during the first half of fiscal 2021. Cost of goods sold was 46% of sales during the first half of fiscal 2021 compared to 51% during the first half fiscal 2020. This improvement in gross margin during the first half of fiscal 2021 was primarily due to a decrease in the cost of purchasing product as a result of the implementation of new processes, the retention of additional skilled employees and an improvement in inventory purchasing. Cost of goods sold during the first half of fiscal 2021 primarily consisted of $3,474,820 of product cost, $276,255 of state and local fees and taxes, and $182,450 of supplies and materials.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased by $885,594, or approximately 21%, to $5,205,561 during the six months ended November 30, 2020, compared to $4,319,967 for the six months ended November 30, 2019. The increase in SG&A expenses for the six months ended November 30, 2020 was primarily due to office and facilities costs incurred in connection with the continued expansion of our business and the buildout of our manufacturing facility, and to costs directly related to our response to COVID-19. SG&A also increased due to legal fees associated with our ongoing lawsuit against IGH with respect to our exercise of the IGH Option.

SG&A expense during the first half of fiscal 2021 was primarily attributable to an aggregate of $3,936,106 in costs associated with operating the Oasis LLCs , an increase of $1,102,099 compared to $2,834,007 during the first half of fiscal 2020. The major components of SG&A associated with the operation of the Oasis LLCs during the six months ended November 30, 2020 compared to the six months ended November 30, 2019 were as follows:  payroll and related costs of $1,998,060 compared to $1,567,220; lease, facilities and office costs of $972,758 compared to $443,057; sales, marketing, and advertising of $435,045 compared to $261,325; depreciation and amortization of $195,297 compared to $113,789; and insurance of $161,568 compared to $110,600. Payroll, insurance and marketing costs increased during the first half of fiscal 2021 due to the growth in revenues of the Oasis LLCs during the half quarter of fiscal 2021 and due to costs incurred in connection with our response to COVID-19.  Lease, facilities, and office costs increased due to the expansion of our production facility and due to costs incurred in connection with our response to COVID-19. These increases in costs were partially offset by a decrease in taxes, licenses, and registration fees by $67,955, and by a decrease in professional fees by $21,404 due to a decrease in legal fees.

Finally, SG&A decreased by an aggregate of $216,505 during the first half of fiscal 2021 as a result of a reduction in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to an aggregate of $1,269,455, from $1,485,960 during the first half of fiscal 2020. The major components of these decreases compared to the first half of fiscal 2020 were as follows: sales, marketing, and investor relations costs decreased by $154,000; travel related expenses decreased by $64,113; and non-cash compensation decreased by $70,026. These decreases were primarily due to a decline in business development and financing activities during the first half of fiscal 2021. This decrease was partially offset by an increase in professional fees in the amount of $89,320, which was primarily due to the IGH litigation, and an increase in payroll and related costs of $20,589, which was the result of re-designating a management consultant to an officer in the last three months of fiscal 2020 causing all of his compensation to be included in payroll for fiscal 2021.

Interest Expense, Net

Interest expense, net of interest income, was $1,479,426 for the six months ended November 30, 2020, a decrease of $50,323, or 3%, compared to $1,529,749 for the six months ended November 30, 2019. The decrease in interest expense was primarily due to a decrease in interest accrued on notes payable in the amount of $39,199, from $839,212 during the six months ended November 30 2019 to $800,013 during the six months ended November 30, 2020.  This occurred because we repaid the Oasis Note in December 2019, thereby reducing our outstanding debt by $3,932,616. Interest expense also decreased due to a decline in the amortization of discounts on notes payable during the first half of fiscal 2021 in the amount of $790,140, from $853,983 during the first half of fiscal 2020. The decline in net interest expense for the first half of fiscal 2021 was partially offset by a decrease in interest income during the first half of fiscal 2021 in the amount of $52,719, from $163,446 during the six months ended November 30, 2019 to $110,727 during the six months ended November 30, 2020.  This decrease occurred due to the lower principal balance under the IGH Note and the zero balance on the CannAssist Note, which was paid in full in December 2019.

Gain on Settlement of Liabilities

During the six months ended November 30, 2019, we made a prepayment on the Oasis Note in connection with the settlement of a dispute between the former owners of Alternative Solutions and a consultant, and the amount of $275,000, which we had accrued with respect to this dispute, was extinguished. There was no comparable transaction during the first half of fiscal 2021.

Net loss

For the reasons above, we incurred a net loss for the six months ended November 30, 2020 of $1,994,412, which was a decrease of $664,062, or approximately 25%, compared to a net loss of $2,658,474 during the six months ended November 30, 2019.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at November 30, 2020 compared to May 31, 2020.

	November 30, 2020	May 31, 2020
Current Assets	$7,429,287	$7,941,808
Current Liabilities	$7,172,058	$1,882,216
Working Capital	$257,229	$6,059,592

At November 30, 2020, we had working capital of $257,229, a decrease of $5,802,363 from the working capital of $6,059,592 we had at May 31, 2020. Our working capital at November 30, 2020, includes $2,805,516 of cash. The decrease in working capital was primarily the result of the reclassification of convertible notes payable in the net amount of $5,147,073 due in October 2021 from long term liabilities to current liabilities during the period. During the first half of fiscal 2021, our net use of cash declined to $120,052 compared to $5,588,778 during the first half of fiscal 2020, reflecting our much improved overall cash flows for the first half of fiscal 2021. Our working capital needs will likely continue to increase, and if we require additional funds to meet them, we will seek additional debt or equity financing. We have operated at a loss since inception.

Cash flows used in operating activities were $1,342,984 during the six months ended November 30, 2020, an increase of $134,872, or 11%, compared to cash flows used in operating activities of $1,208,112 during the six months ended November 30, 2019.  In deriving cash flows used in operating activities from the net losses for the first half of fiscal 2021 and fiscal 2020, there were net amounts of $1,160,597 and $874,382, respectively, of non-cash items that were added back to the net losses for each such year. The most significant of these non-cash items were $790,140 of amortization of debt discounts during the six months ended November 30, 2020 compared to $853,983 during the six months ended November 30, 2019, which amount declined due to the repayment of the Oasis Note in December 2019, and $342,331 of depreciation and amortization during the six months ended November 30, 2020 compared to $171,497 during the six months ended November 30, 2019. The increase in depreciation was due to the completion of our upgraded processing facility, which occurred in December 2019. We also recorded a gain on contingent liabilities in the amount of $275,000 during the six months ended November 30, 2019 related to the success fee payable to the sellers of Alternative Solutions. There was no such transaction during the six months ended November 30, 2020.

Finally, our cash used in operating activities was affected by changes in the components of working capital. The amounts of the components of working capital fluctuate for a variety of reasons, including management’s expectation of required inventory levels; the amount of accrued interest, both receivable and payable; the amount of prepaid expenses; the amount of accrued compensation and other accrued liabilities; our accounts payable and accounts receivable balances; and the capitalization of right of use assets and liabilities associated with operating leases. The overall net change in the components of working capital resulted in a decrease in cash from operating activities in the amount of $515,091 during the six months ended November 30, 2020, compared to an increase in cash from operating activities of $575,980 during the prior first half of fiscal 2020.  The primary change in the components of working capital was an increase in inventory to $1,388,400 at November 30, 2020, compared to $575,242 at May 31, 2020, an increase  of $813,158 during the six months ended November 30, 2020, compared to a decrease in inventory of $145,877 during the six months ended November 30, 2019. The increase at November 30, 2020 occurred because we increased inventory levels in our production and wholesale division  as part of the rebranding and relaunch that occurred in September 2020. During fiscal 2020, we implemented a change in accounting principles that required us to account for operating leases in a different manner and separated the asset and liability components of them into right of use assets and operating lease liabilities.  As a result, we accounted for the cumulative effects of our operating leases since inception during fiscal 2020, which caused right of use asset and operating lease liabilities to appear unusually high during fiscal 2020.  The amounts recorded for fiscal 2021 are more normalized. In addition, the more significant changes for the six months ended November 30, 2020 were as follows: accrued interest increased by $258,113, compared to an increase of $838,662 during the first half of fiscal 2020 due to a decrease in the principal amount of debt outstanding during fiscal 2020 (the increase in accrued interest for the first half of fiscal 2021 was partially offset by a reduction in accrued interest that occurred when $212,601 of interest on our convertible debt was capitalized to principal pursuant to the applicable note terms).

Cash flows provided by investing activities were $1,222,932 for the six months ended November 30, 2020, a decrease of $2,964,814, or 170%, compared to cash flows used in investing activities of $1,741,882 during the six months ended November 30, 2019.  During the six months ended November 30, 2020, we received principal payments of $1,385,951 under the IGH Note; there were no such payments received during the six months ended November 30, 2019. During the six months ended November 30, 2020, we made cash payments for property, equipment, and intangible assets in the amount of $163,019 related to the expansion of our warehouse facility and completion of our state-of-the-art processing plant, compared to $1,566,882 during the six months ended November 30, 2019. We also made a loan to CannAssist in the amount of $175,000 during the six months ended November 30, 2019; there were no comparable loans made during the six months ended November 30, 2020.

Cash flows used in financing activities were $0 for the six months ended November 30, 2020, a decrease of $2,638,784, or 100%, compared to cash used by financing activities of $2,638,784 during the six months ended November 30, 2019. During the six months ended November 30, 2019, we made a cash prepayment in the amount of $2,638,784 on the Oasis Note. There were no comparable transactions during the first half of fiscal 2021.

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

Oasis Note

On June 27, 2018, we closed on the purchase of the remaining 90% of the membership interests of Alternative Solutions and the Oasis LLCs.  The closing occurred pursuant to the Acquisition Agreement dated December 4, 2017, as amended.  On such date, we made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $5,995,543, a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 22,058,823 shares of our Common Stock. The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because we assumed an additional $204,457 in liabilities. The Oasis Note bore interest at the rate of 6% per annum.  The principal amount of the Oasis Note was reduced in August 2019, in accordance with the terms of the Acquisition Agreement, as a result of the settlement of the dispute between the former owners of Alternative Solutions and 4Front Advisors, a consultant to Alternative Solutions.    The terms of the settlement with 4Front Advisors are confidential.  The Oasis Note was secured by all of the membership interests in Alternative Solutions and the Oasis LLCs and by the assets of the Oasis LLCs.  On December 31, 2019, we repaid the remaining amount of the note, which comprised $1,363,925 of principal and $370,370 of interest.

2018 U.S. Convertible Debenture Offering

Between October 25, 2018 and November 2, 2018, we entered into six subscription agreements, pursuant to which we agreed to sell, for an aggregate purchase price of $5,857,000, $5,857,000 in original principal amount of convertible debentures in minimum denominations of $1,000 each. The debentures bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen (18) months following their issuance, being payable by increasing the then-outstanding principal amount of the debentures. The debentures mature on a date that is three years following their issuance. The debentures are convertible into units at a conversion price of $0.80 per unit. Each unit consists of (i) one share of our Common Stock, par value $.001 and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of Common Stock at a price of $1.10. The debentures have other features, such as mandatory conversion in the event our Common Stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. Navy Capital and its affiliates purchased $5,000,000 in principal amount of debentures, with the remaining $857,000 in principal amount being purchased by several unaffiliated purchasers. The debentures include a provision for the capitalization of accrued interest on a quarterly basis for the first 18 months. Accrued interest in the aggregate amount of $738,663 was capitalized, and the aggregate principal amount of the debentures is $6,595,663.

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

We closed the 2018 Convertible Debenture Offering on December 12, 2018, issuing $12,012,000 million in 8% senior unsecured convertible debentures at the initial closing. At the closing, we paid the agents: (A)(i) a cash fee of $354,000 for advisory services provided to us in connection with the offering; (ii) a cash commission of $720,720, equivalent to 6.0% of the aggregate gross proceeds received at the closing of the offering; (B)(i) an aggregate of 184,375 units for advisory services; and (ii) a corporate finance fee equal to 375,375 units, which is the number of units equal to 2.5% of the aggregate gross proceeds received at the closing of the offering divided by the conversion price; and (C)(i) an aggregate of 442,500 advisory warrants; and (ii) 900,900 broker warrants, which was equal to 6.0% of the gross proceeds received at the closing of the offering divided by the conversion price. During the year ended May 31, 2020, principal in the amount of $25,856 was converted into 32,319 shares of common stock. The debentures include a provision for the capitalization of accrued interest on a quarterly basis for the first 18 months. Accrued interest in the amount of $1,514,006 was capitalized, and the principal amount of the debentures is $13,500,150.

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

Liquidity and Capital Needs

Over the next twelve months we will likely require additional capital to cover our projected corporate level cash flow deficits, repayment of a portion of our convertible debt, and the implementation of our business plan, including the development of other revenue sources, such as possible acquisitions.

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

Although our revenues are expected to grow as we expand our operations, our revenues only recently exceeded our Oasis and City Trees operating costs and do not yet exceed our Oasis and City Trees operating costs and corporate overhead. Although we believe we have funds sufficient to sustain our operations at their current level, if we require additional cash, we expect to obtain the necessary funds as described above; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through additional debt and/or equity investments and acquisitions in our industry, successfully execute our business strategy, including our planned expansion and acquisitions, and successfully navigate the COVID-19 business environment in which we currently operate as well as any changes that may arise in the cannabis regulatory environment. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

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

The former owners of Alternative Solutions and the Oasis LLCs (other than Alternative Solutions) became entitled to a $1,000,000 payment from us because the Oasis LLC maintained an average revenue of $20,000 per day during the 2019 calendar year. We made a payment in the amount of $850,000 to the sellers on May 27, 2020. We deposited the balance due to sellers of $150,000 with an escrow agent to hold pending the outcome of a tax audit. During the year ended May 31, 2020, the State of Nevada notified the Oasis LLCs that it would be conducting a tax audit for periods both before and after the closing of the sale to CLS. The Oasis LLCs have not yet received the demand from the State of Nevada with the precise amount due and the amount escrowed is our best estimate of the pre-closing tax liability If the ultimate tax liability is less than $150,000, the balance of the escrowed amount will be paid to sellers. As of November 30, 2020, the $150,000 remains a liability on the Company’s balance sheet and $150,000 is recorded in an escrow account in the asset section of the Company’s balance sheet.

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

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, and have an accumulated deficit of $78,840,536 as of November 30, 2020, compared to $76,846,124, as of May 31, 2020. The report of our independent auditors for the year ended May 31, 2020, contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs, and to borrow capital and sell equity to support our plans to acquire operating businesses, open processing facilities and finance ongoing operations There can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

These amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption was permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

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

CLS HOLDINGS USA, INC.

Date: January 12, 2021	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: January 12, 2021	By:	/s/ Andrew Glashow
Andrew Glashow
President and Chief Operating Officer
(Principal Financial and Accounting Officer)