Form 10-Q
period 2021-02-28
CLS Holdings USA, Inc.
filed 2021-04-14
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 126,821,416 shares of $0.0001 par value common stock outstanding as of April 12, 2021.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended February 28, 2021

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to “CLS Holdings USA, Inc.,” the “Company,” “we,” “our” or “us” means CLS Holdings USA, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the impact of the COVID-19 virus on our business, the results of our initiatives to retain our employees and strengthen our relationships with our customers and community during the pandemic, the effect of our initiatives to retain and expand market share and achieve growth following the pandemic, results of operations during the pandemic, and the effectiveness of our business practices during the pandemic. The continued spread of COVID-19 could have, and in some cases already has had, an adverse impact on our business, operations and financial results, including through disruptions in our processing activities, sales channels, and retail dispensary operations as well as a deterioration of general economic conditions including a possible national or global recession. Due to the uncertainties associated with the continued spread of COVID-19 and the timing of vaccinations, it is not possible to estimate its impact on our business, operations or financial results; however, the impact could be material. These forward-looking statements also relate to anticipated future events, future results of operations, and our future financial performance, and include, without limitation, statements relating to our ability to finance our operations, identify, finance and close potential acquisitions, market acceptance of our services and product offerings, our ability to protect and commercialize our intellectual property and our ability to grow our wholesale and processing businesses. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

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

AVAILABLE INFORMATION

We file certain reports under the Securities Exchange Act of 1934 (the “Exchange Act”). Such filings include annual and quarterly reports. The reports we file with the Securities and Exchange Commission (“SEC”) are available on the SEC’s website (http://www.sec.gov).

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2021	2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,231,934	$2,925,568
Accounts Receivable	277,437	161,409
Inventory	969,656	575,242
Prepaid expenses and other current assets	393,041	234,092
Interest receivable - current portion	-	3,322
Notes receivable - current portion	-	4,042,175
Total current assets	3,872,068	7,941,808

Property, plant and equipment, net of accumulated depreciation of $1,291,937 and $868,200	3,533,038	3,775,509
Right of use assets, operating leases	1,136,695	1,403,429
Intangible assets, net of accumulated amortization of $330,207 and $242,908	1,333,905	1,421,204
Goodwill	557,896	557,896
Other assets	167,455	167,455

Total assets	$10,601,057	$15,267,301

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,179,748	$1,172,883
Accrued interest	267,945	222,433
Lease liability - operating leases, current	93,532	336,900
Convertible notes payable - current, net of discount of $1,053,520 and $0	19,042,293	-
Contingent liability	-	150,000

Total current liabilities	20,583,518	1,882,216

Noncurrent liabilities
Lease liability - operating leases, non-current	1,065,208	1,136,151
Convertible notes payable - Long Term, net of discount of $0 and $2,238,730	-	17,644,482

Total Liabilities	21,648,726	20,662,849

Commitments and contingencies	-	-

Stockholder's deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized at February 28, 2021 and May 31, 2020; 126,821,416 and 126,521,416 shares issued and outstanding at February 28, 2021 and May 31, 2020	12,683	12,653
Additional paid-in capital	71,319,504	71,196,814
Common stock subscribed	173,452	241,109
Accumulated deficit	(82,553,308)	(76,846,124)
Total stockholder's deficit	(11,047,669)	(5,395,548)

Total liabilities and stockholders' deficit	$10,601,057	$15,267,301

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Revenue	$4,544,082	$3,224,170	$13,232,840	$9,139,616
Cost of goods sold	2,488,906	1,537,960	6,487,089	4,537,164
Gross margin	2,055,176	1,686,210	6,745,751	4,602,452

Selling, general and administrative expenses	2,511,502	2,213,206	7,717,063	6,533,173
Total operating expenses	2,511,502	2,213,206	7,717,063	6,533,173

Operating loss	(456,326)	(526,996)	(971,312)	(1,930,721)

Other (income) expense:
Interest expense, net	757,740	725,003	2,237,166	2,254,752
Impairment of note receivable	2,498,706	-	2,498,706	-
Gain on settlement of liabilities	-	-	-	(275,000)
Total other expense	3,256,446	725,003	4,735,872	1,979,752

Loss before income taxes	(3,712,772)	(1,251,999)	(5,707,184)	(3,910,473)

Income tax expense	-	-	-	-

Net loss	$(3,712,772)	$(1,251,999)	$(5,707,184)	$(3,910,473)

Net loss per share - basic	$(0.03)	$(0.01)	$(0.05)	$(0.03)

Net loss per share - diluted	$(0.03)	$(0.01)	$(0.05)	$(0.03)

Weighted average shares outstanding - basic	126,635,303	126,470,865	126,568,117	126,343,206

Weighted average shares outstanding - diluted	126,635,303	126,470,865	126,568,117	126,343,206

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Paid In	Stock	Accumulated
	Amount	Value	Capital	Payable	Deficit	Total
Balance - May 31, 2019	125,839,095	$12,585	$70,758,025	$455,095	$(46,188,151)	$25,037,554
Common stock issued to officers	550,000	55	390,445	(390,500)	-	-
Conversion of notes payable	32,321	3	25,854	-	-	25,857
Vesting of Common stock to be issued to officers	-	-	-	124,582	-	124,582
Common stock to be issued to consultants	-	-	-	45,000	-	45,000
Common stock issued to consultants	100,000	10	22,490	(22,500)	-	-
Net loss - 9 months ended February 29, 2020	-	-	-	-	(3,910,473)	(3,910,473)
Balance - February 29, 2020 (unaudited)	126,521,416	$12,653	$71,196,814	$211,677	$(50,098,624)	$21,322,520

Balance, May 31, 2020	126,521,416	$12,653	$71,196,814	$241,109	$(76,846,124)	$(5,395,548)
Common stock to be issued to officer	-	-	-	80,813	-	80,813
Common stock issued to officer from stock payable	300,000	30	122,690	(122,720)	-	-
Fair value of cancelled shares issued for services	-	-	-	(25,750)	-	(25,750)
Net loss for the 9 months ended February 28, 2021	-	-	-	-	(5,707,184)	(5,707,184)
Balance, February 28, 2021 (unaudited)	126,821,416	$12,683	$71,319,504	$173,452	$(82,553,308)	$(11,047,669)

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,707,184)	$(3,910,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on contingent liabilities	-	(275,000)
Fair value of cancelled shares issued for services	(25,750)	-
Amortization of debt discounts	1,185,210	1,249,053
Fair value of shares vested by officers	80,813	124,582
Impairment of note receivable	2,498,706	-
Depreciation and amortization expense	511,036	285,073
Fair value of shares issued in settlement	-	45,000
Bad debt expense	5,927	-
Changes in assets and liabilities:
Accounts receivable	(121,955)	6,342
Prepaid expenses and other current assets	(158,949)	(72,742)
Inventory	(394,414)	16,503
Interest receivable	2,500	(221,195)
Right of use asset	266,734	1,215,397
Accounts payable and accrued expenses	6,865	(166,468)
Accrued interest	258,113	934,117
Contingent liability	(150,000)	-
Operating lease liability	(314,311)	(1,101,532)
Net cash used in operating activities	(2,056,659)	(1,871,343)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(181,266)	(1,766,185)
Loan made to borrower under note receivable	-	(175,000)
Proceeds from collection of note receivable	1,544,291	325,000
Net cash provided by (used in) investing activities	1,363,025	(1,616,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	-	(3,999,168)
Net cash used in financing activities	-	(3,999,168)

Net decrease in cash and cash equivalents	(693,634)	(7,486,696)

Cash and cash equivalents at beginning of period	2,925,568	10,525,791

Cash and cash equivalents at end of period	$2,231,934	$3,039,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$943,817	$307,612
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services issued from stock payable	$122,720	$-
Adoption of lease standard ASU 2016-02	$-	$1,781,446
Capitalized interest on convertible debentures	$212,601	$1,144,762
Shares issued for conversion of notes payable	$-	$25,857
Reclassification of deposit to fixed assets	$-	$136,190

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

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

On October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc., a Massachusetts corporation (“IGH”), entered into an Option Agreement (the “IGH Option Agreement”). Under the terms of the IGH Option Agreement, CLS Massachusetts had an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that is one year after the effective date of the conversion and December 1, 2019 and ending on the date that is 60 days after such date. If CLS Massachusetts exercised the IGH Option, the Company, a wholly-owned subsidiary of the Company and IGH would enter into a merger agreement (the form of which had been agreed to by the parties) (the “IGH Merger Agreement”). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts would pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note. IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement entered into agreements pursuant to which such stockholders, among other things, agreed to vote in favor of such transactions. On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH, in the principal amount of $5,000,000, subject to the terms and conditions set forth in that certain loan agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender. The loan is evidenced by a secured promissory note of IGH, which bears interest at the rate of 6% per annum and matures on October 31, 2021. To secure the obligations of IGH to the Company under the loan agreement and the promissory note, the Company and IGH entered into a security agreement dated as of October 31, 2018, pursuant to which IGH granted to the Company a first priority lien on and security interest in all personal property of IGH. If the Company did not exercise the Option on or prior to the date that is 30 days following the end of the option period, the loan amount would be reduced to $2,500,000 as a break-up fee, subject to certain exceptions set forth in the IGH Option Agreement. On August 26, 2019, the parties amended the IGH Option Agreement to, among other things, delay closing until January 2020. By letter agreement dated January 31, 2020, the Company, CLS Massachusetts and IGH extended the IGH Option Agreement to February 4, 2020. On February 4, 2020, CLS Massachusetts exercised the IGH Option. By letter dated February 26, 2020, the Company informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. The Company advised IGH that it was electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the Note. This dispute, including whether IGH breached the IGH Option and whether CLS is entitled to collect default interest, is now in litigation. At February 28, 2021, the Company had collected a total of $2,901,569 of principal and $220,196 of interest on the IGH Note. On February 27, 2021, IGH notified the Company that it did not plan to make further payments under the IGH Note on the theory that the Break-Up Fee (as defined below) excused additional payments. The Company vehemently disagrees with this assertion, which remains in litigation. The Company has requested permission from the court to file an amended complaint to accelerate the due date of all remaining amounts under the IGH Note and receive default interest as a result of IGH’s breach of the IGH Note, as well as to add a fraud count to the complaint. During the nine months ended February 28, 2021, the Company impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which includes $2,497,884 in principal and $822 in accrued interest.  As of February 28, 2021, the principal balance of the IGH Note was $0 and the interest receivable was $0.

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

On August 26, 2019, the Company and CannAssist entered into an agreement to amend the CannAssist Note. Pursuant to the amendment, there were no additional advances under the CannAssist Note beyond the $150,000 advanced on February 4, 2019, and the $175,000 advanced on June 24, 2019. In addition, the CannAssist Note became due and payable in full on or before February 28, 2020. See note 8. On December 23, 2019, the Company received payment in full on the CannAssist loan in the amount of $342,567, which was made up of $325,000 of principal and $17,567 of interest. At February 28, 2021, the Company was owed $0 pursuant to the CannAssist Note.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $2,231,934 and $2,925,568 as of February 28, 2021 and May 31, 2020, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had $0 and $0 of bad debt expense during the three months ended February 28, 2021 and February 29, 2020, respectively. The Company had $5,927 and $0 of bad debt expense during the nine months ended February 28, 2021, and February 29, 2020, respectively.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment”. As a result of the impairment test, it was calculated that the net carrying value of goodwill exceeded the fair value  by  $25,185,003, and the Company recorded an impairment charge to operations during the year ended May 31, 2020. At February 28, 2021, the net carrying value of goodwill on  the Company’s balance sheet was $557,896.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $383,128 and $220,927 for the three months ended February 28, 2021 and February 29, 2020, respectively. Total recognized advertising and marketing expenses were $826,867 and $424,019 for the nine months ended February 28, 2021 and February 29, 2020, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. Total recognized research and development expenses were $8,334 and $0 for the three months ended February 28, 2021 and February 29, 2020, respectively. Total recognized research and development expenses were $20,726 and $0 for the nine months ended February 28, 2021 and February 29, 2020, respectively.

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

There were no reset provisions triggered or derivative liabilities revalued during the three and nine months ended February 28, 2021 or February 29, 2020.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606.

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and nine months ended February 28, 2021 and February 29, 2020:

	For the Nine	For the Nine	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Cannabis Dispensary	10,202,638	7,035,268	3,384,139	2,637,006
Cannabis Production	3,030,202	2,104,348	1,159,943	587,164
	13,232,840	9,139,616	4,544,082	3,224,170

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.  At February 28, 2021 and February 29, 2020, the Company excluded from the calculation of fully diluted shares outstanding the following shares because the result would have been anti-dilutive: At February 28 2021, a total of 87,861,815 shares (54,410,145 issuable upon the exercise of warrants; 7,676,974 issuable upon the exercise of unit warrants; 25,454,696 issuable upon the conversion of convertible notes payable and accrued interest; and 320,000 in stock to be issued); at February 29, 2020, a total of 87,577,583 shares (54,835,145 issuable upon the exercise of warrants; 7,676,974 issuable upon the exercise of unit warrants; 24,678,796 issuable upon the conversion of convertible notes payable and accrued interest; and 386,668 in stock to be issued).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the three and nine months ended February 28, 2021 and February 29, 2020.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $82,553,308 as of February 28, 2021. The Company’s auditors stated in their opinion on the Company’s financial statements for the year ended May 31, 2020 that there was substantial doubt about the Company’s ability to continue as a going concern, and that further losses were anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The full amount of the bonus payment was earned, and on May 27, 2020, the Company made a payment in the amount of $850,000 to the sellers. The Company deposited the balance due to sellers of $150,000 with an escrow agent to hold pending the outcome of a tax audit. During the year ended May 31, 2020, the State of Nevada notified the Oasis LLCs that it would be conducting a tax audit for periods both before and after the closing of the sale to CLS. The tax audit was completed and the Company received a deficiency notice dated January 29, 2021. The Company paid the tax due and on February 16, 2021, $41,805 of the escrowed amount was released to the Company, $106,195 was released to sellers and the balance of $2,000 was remitted to the escrow agent as payment of its fees. As of February 28, 2021, none of the $150,000 escrowed amount remained on the Company’s balance sheet.

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

The above estimated fair value of the intangible assets is based on a preliminary purchase price allocation prepared by a third party valuation expert.  During the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  After the preliminary purchase price allocation period, the Company may record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in its operating results in the period in which the adjustments were determined. The Company assessed these intangible assets as of May 31, 2020 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company recorded an impairment of goodwill in the amount of $25,185,003 based upon the difference between the carrying value of $25,742,899 and the fair value $557,896. Fair value was based upon the price of the Company’s common stock at May 31, 2020 of $0.06 per share. (see note 12). At February 28, 2021, and May 31, 2020, the net amount of goodwill on the Company’s balance sheet was $557,896.

The Company recognized revenue from the Oasis LLCs in the amounts of $4,554,082 and $3,224,170 for the three months ended February 28, 2021 and February 29, 2020, respectively. The Company recognized revenue from the Oasis LLCs in the amounts of $13,232,840 and $9,139,616 for the nine months ended February 28, 2021 and February 29, 2020, respectively.

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

On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH (the “IGH Loan”), in the principal amount of $5,000,000 (the “IGH Loan Amount”), subject to the terms and conditions set forth in that certain Loan Agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender (the “IGH Loan Agreement”) (see note 9). The IGH Loan is evidenced by a secured promissory note of IGH (the “IGH Note”), which bears interest at the rate of 6% per annum and matures on October 31, 2021. The Company recorded interest income in the amounts of $39,346 and $74,795 on the IGH Loan during the three months ended February 28, 2021 and February 29, 2020, respectively. The Company recorded interest income in the amounts of $149,972 and $225,205 on the IGH Loan during the nine months ended February 28, 2021 and February 29, 2020, respectively. On March 1, 2020, the Company capitalized interest in the amount of $399,453 into the principal amount due. During the three and nine months ended February 28, 2021, the Company received payments on the IGH Note in the amounts of $196,765 and $1,696,765, which comprise $158,340 and $1,544,291 of principal and $38,424 and $152,473 of interest, respectively.

On February 27, 2021, IGH notified the Company that it did not plan to make further payments under the IGH Note on the theory that the Break-Up Fee (as defined below) excused additional payments. The Company vehemently disagrees with this assertion, which remains in litigation. The Company has requested permission from the court to file an amended complaint to accelerate the due date of all remaining amounts under the IGH Note and receive default interest as a result of IGH’s breach of the IGH Note, as well as to add a fraud count to the complaint. During the nine months ended February 28, 2021, the Company impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which includes $2,497,884 in principal and $822 in accrued interest. As of February 28, 2021, the principal balance of the IGH Note was $0 and the interest receivable was $0.

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

CannAssist

On January 29, 2019, the Company made a line of credit loan to CannAssist in the principal amount of up to $500,000, subject to the terms and conditions set forth in the CannAssist Loan Agreement. Any draws on the line of credit in excess of $150,000 will only be made in the sole discretion of the Company. The loan is evidenced by the CannAssist Note, which bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. On June 24, 2019, the Company advanced the sum of $175,000 to CannAssist, increasing the balance due to the Company under the CannAssist Note to $325,000. The Company recorded interest income in the amounts of $0 and $1,638 on the CannAssist loan during the three months ended February 28, 2021 and February 29, 2020, respectively. The Company recorded interest income in the amounts of $0 and $12,536 on the CannAssist loan during the nine months ended February 28, 2021 and February 29, 2020, respectively.

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

Note 5 – Accounts Receivable

Accounts receivable was $277,437 and $161,409 at February 28, 2021 and May 31, 2020, respectively. During the nine months ended February 28, 2021, the Company had bad debt expense in the net amount of $5,927, consisting of the write-off of a receivable from a credit card processor in the amount of $7,668, partially offset by the collection from a customer in the amount of $1,741 which had been previously written-off. No allowance for doubtful accounts was necessary during the three and nine months ended February 28, 2021 and February 29, 2020.

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	February 28, 2021	May 31, 2020
Deposits	$2,253	$2,315
Prepaid expenses	390,788	231,777
Total	$393,041	$234,092

Note 7 – Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	February 28,	May 31,
	2021	2020
Raw materials	$419,462	$134,697
Finished goods	550,194	440,545
Total	$969,656	$575,242

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

IGH Note Receivable

On October 31, 2018, in connection with an option to purchase transaction (see note 4), the Company loaned $5,000,000 pursuant to the IGH Note to IGH; on November 6, 2018, IGH converted to a for-profit corporation. The IGH Note bears interest at the rate of 6% per annum. On March 1, 2020 (the “Initial Payment Date”), all accrued interest was added to the outstanding principal due hereunder and such amount is payable in eight equal quarterly installments, commencing on the Initial Payment Date, together with interest accruing after the Initial Payment Date. The IGH Note matures and all outstanding principal, accrued interest and any other amounts due hereunder, is due and payable in full on the third anniversary of the IGH Note. The IGH Note was issued in connection with a loan agreement and security agreement between the Company and IGH, and the IGH Option Agreement between the Company and IGH, among others, in both cases dated as of October 31, 2018 and the other IGH Loan Documents, and is secured by the collateral described in the IGH Loan Documents and by such other collateral as may in the future be granted to the Company to secure the IGH Note. During the three and nine months ended February 28, 2021, the Company recorded interest income in the amounts of $39,245 and $149,972, respectively, in connection with the IGH Note.

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

During the three and nine months ended February 28, 2021, the Company received payments on the IGH Note in the amounts of $196,765 and $1,696,765, respectively. The Company applied these payments as follows; $1,544,291 as a repayment of principal and $152,473 as a repayment of accrued interest. On February 27, 2021, IGH notified the Company that it did not plan to make further payments under the IGH Note on the theory that the Break-Up Fee excused additional payments. The Company vehemently disagrees with this assertion, which remains in litigation. The Company has requested permission from the court to file an amended complaint to accelerate the due date of all remaining amounts under the IGH Note and receive default interest as a result of IGH’s breach of the IGH Note, as well as to add a fraud count to the complaint. During the nine months ended February 28, 2021, the Company impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which includes $2,497,884 in principal and $822 in accrued interest.  As of February 28, 2021, the principal balance of the IGH Note was $0 and the interest receivable was $0.

CannAssist Note Receivable

On January 29, 2019, the Company made a line of credit loan to CannAssist pursuant to the CannAssist Note, in the principal amount of up to $500,000.  The loan bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. Payments on the loan were to commence on July 1, 2019 and the CannAssist Note was to mature on December 1, 2019. On August 26, 2019, the Company and CannAssist amended the CannAssist Note. Pursuant to the amendment, among other things, the CannAssist Note was to become due and payable in full on or before February 28, 2020. On December 23, 2019, the Company received payment in full on the CannAssist loan in the amount of $342,567, which comprised $325,000 of principal and $17,567 of interest. During the three months ended February 28, 2021 and February 29, 2020, the Company recorded interest income in the amount of $0 and $1,638 on the CannAssist Note, respectively. During the nine months ended February 28, 2021 and February 28, 2020, the Company recorded interest income in the amount of $0 and $12,536 on the CannAssist Note, respectively.

Note 9 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at February 28, 2021 and May 31, 2020.

	February 28, 2021	May 31, 2020
Office equipment	$115,616	$94,887
Furniture and fixtures	145,103	144,025
Machinery & Equipment	1,785,906	1,741,830
Leasehold improvements	2,778,350	2,662,967
Less: accumulated depreciation	(1,291,937)	(868,200)
Property, plant, and equipment, net	$3,533,038	$3,775,509

During the nine months ended February 28, 2021 and February 29, 2020, the Company made payments in the amounts of $181,266 and $1,766,185, respectively, for property, plant, and equipment. Also, during the nine months ended February 28, 2021 and February 29, 2020, the Company applied $0 and $136,190 of deposits to the acquisition of fixed assets. See note 6.

Depreciation of property, plant, and equipment was $139,989 and $87,025 for the three months ended February 28, 2021 and February 29, 2020 respectively. Depreciation of property, plant, and equipment was $423,737 and $198,788 for the nine months ended February 28, 2021 and February 29, 2020, respectively.

Note 10 – Right to Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 4 years, some of which include options to extend.

The Company’s lease expense for the three and nine months ended February 28, 2021 was entirely comprised of operating leases and amounted to $106,903 and $314,313, respectively. The Company’s right of use (“ROU”) asset amortization for the three and nine months ended February 28, 2021 was $91,007 and $266,734, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

Right to use assets – operating leases are summarized below:

February 28, 2021
Amount at inception of leases	$2,703,821
Amount amortized	(1,567,126)
Balance – February 28, 2021	$1,136,695

Operating lease liabilities are summarized below:

Amount at inception of leases	$2,675,310
Amount amortized	(1,516,570)
Balance – February 28, 2021	$1,158,740

February 28, 2021
Warehouses and offices	$1,158,740
Lease liability	$1,158,740
Less: current portion	(93,532)
Lease liability, non-current	$1,065,208

Maturity analysis under these lease agreements is as follows:

Twelve months ended February 28, 2022	$182,858
Twelve months ended February 28, 2023	173,710
Twelve months ended February 29, 2024	168,408
Twelve months ended February 28, 2025	173,244
Twelve months ended February 28, 2026	178,225
Thereafter	765,722
Total	$1,642,167
Less: Present value discount	(483,427)
Lease liability	$1,158,740

Note 11 – Intangible Assets

Intangible assets consisted of the following at February 28, 2021 and May 31, 2020:

		Accumulated
February 28, 2021	Gross	Amortization	Net
Intellectual Property	$319,600	$(85,227)	$234,373
License & Customer Relations	990,000	(132,000)	858,000
Tradenames - Trademarks	301,000	(80,267)	220,733
Non-Compete Agreements	27,000	(27,000)	-
Domain Names	26,512	(5,713)	20,799
Total	$1,664,112	$(330,207)	$1,333,905

		Accumulated
May 31, 2020	Gross	Amortization	Net
Intellectual Property	$319,600	$(61,257)	$258,343
License & Customer Relations	990,000	(94,875)	895,125
Tradenames - Trademarks	301,000	(57,692)	243,308
Non-Compete Agreements	27,000	(25,882)	1,118
Domain names	26,512	(3,202)	23,310
Total	$1,664,112	$(242,908)	$1,421,204

Total amortization expense charged to operations for the three months ended February 28, 2021 and February 29, 2020 was $28,716 and $28,030, respectively.  Total amortization expense charged to operations for the nine months ended February 28, 2021 and February 28, 2020 was $87,299 and $86,334, respectively.

Amount to be amortized during the twelve months ended February 28,
2022	$111,989
2023	111,989
2024	111,989
2025	111,989
2026	111,989
Thereafter	773,960
$1,333,905

Note 12 – Goodwill

The Company recorded goodwill in the amount of $25,742,899 in connection with the acquisition of Alternative Solutions on June 27, 2018 (see note 3).

The Company assessed its intangible assets as of May 31, 2020 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company recorded an impairment of goodwill in the amount of $25,185,003 based upon the difference between the carrying value of $25,742,899 and fair value of $557,896. Fair value was based upon the price of the Company’s common stock at May 31, 2020 of $0.06 per share. At February 28, 2021, the net amount of goodwill on the Company’s balance sheet was $557,896.

Note 13 – Other Assets

Other assets consisted of the following at February 28, 2021 and May 31, 2020:

	February 28,	May 31,
	2021	2020
Security deposits	$167,455	$167,455
	$167,455	$167,455

Note 14 – Accounts Payable and Accrued Liabilities

Accrued accounts payable and accrued liabilities consisted of the following at February 28, 2021 and May 31, 2020:

	February 28, 2021	May 31, 2020
Trade accounts payable	$600,909	$591,060
Accrued payroll and payroll taxes	209,822	212,361
Accrued liabilities	369,017	369,462
Total	$1,179,748	$1,172,883

15 – Convertible Notes Payable

February 28, 2021	May 31, 2020

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 matures on a date that is three years following issuance. The U.S. Convertible Debenture 1 is convertible into units (the “Convertible Debenture Units”) at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of  U.S. Convertible Debenture 1 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 1 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the three and nine months ended February 28, 2021, $271,241 and $813,724 of this discount was charged to operations, respectively.  During the three and nine months ended February 28, 2021, the Company accrued interest in the amounts of $90,089 and $270,268 on the U.S. Convertible Debenture 1, respectively. Also, during the three and nine months ended February 28, 2021, the Company transferred the amounts of $0 and $82,688 from accrued interest to principal of the U.S. Convertible Debenture 1, respectively.

$4,504,457	$4,504,457

February 28, 2021	May 31, 2020

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 matures on a date that is three years following issuance. The U.S. Convertible Debenture 2 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 2 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 2, the conversion price of U.S. Convertible Debenture 2 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 2 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the three and nine months ended February 28, 2021, $67,810 and $203,431 of this discount was charged to operations, respectively. During the three and nine months ended February 28, 2021, the Company accrued interest in the amounts of $22,522 and $67,567 on the U.S. Convertible Debenture 2, respectively. Also, during the three and nine months ended February 28, 2021, the Company transferred the amounts of $0 and $20,672 from accrued interest to principal of the U.S. Convertible Debenture 2, respectively.

1,126,114	1,126,114

Convertible debenture in the principal amount of $100,000 (the “U.S. Convertible Debenture 3”) dated October 24, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 3. The U.S. Convertible Debenture 3 matures on a date that is three years following issuance. The U.S. Convertible Debenture 3 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 3 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 3, the conversion price of U.S. Convertible Debenture 3 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 3 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 3 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 3 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $75,415 on the U.S. Convertible Debenture 3. During the three and nine months ended February 28, 2021, $6,285 and $18,854 of this discount was charged to operations, respectively. During the three and nine months ended February 28, 2021, the Company accrued interest in the amounts of $2,252 and $6,757 on the U.S. Convertible Debenture 3, respectively. Also, during the three and nine months ended February 28, 2021, the Company transferred the amounts of $0 and $2,070 from accrued interest to principal of the U.S. Convertible Debenture 3, respectively.

112,613	112,613

February 28, 2021	May 31, 2020

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 matures on a date that is three years following issuance. The U.S. Convertible Debenture 4 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of U.S. Convertible Debenture 4 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 4 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the three and nine months ended February 28, 2021, $34,721 and $104,163 of this discount was charged to operations, respectively. During the three and nine months ended February28, 2021, the Company accrued interest in the amounts of $11,982 and $35,947 on the U.S. Convertible Debenture 4, respectively. Also, during the three and nine months ended February 28, 2021, the Company transferred the amounts of $0 and $11,010 from accrued interest to principal of the U.S. Convertible Debenture 4, respectively.

599,101	599,101

Convertible debenture in the principal amount of $150,000 (the “U.S. Convertible Debenture 5”) dated October 26, 2018,  which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 5. The U.S. Convertible Debenture 5 matures on a date that is three years following issuance. The U.S. Convertible Debenture 5 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 5 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 5 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $120,100 on the U.S. Convertible Debenture 5. During the three and nine months ended February 28, 2021, $10,008 and $30,025 of this discount was charged to operations, respectively. During the three and nine months ended February 28, 2021, the Company accrued interest in the amounts of $3,378 and $10,135 on the U.S. Convertible Debenture 5, respectively. Also, during the three and nine months ended February 28, 2021, the Company transferred the amounts of $0 and $3,104 from accrued interest to principal of the U.S. Convertible Debenture 5, respectively.

168,919	168,919

	February 28, 2021	May 31, 2020

Convertible debenture payable in the principal amount of $75,000 (the “U.S. Convertible Debenture 6”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 6. The U.S. Convertible Debenture 6 matures on a date that is three years following issuance. The U.S. Convertible Debenture 6 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 6 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 6 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $60,049 on the U.S. Convertible Debenture 6. During the three and nine months ended February 28, 2021, $5,004 and $15,012 of this discount was charged to operations, respectively. During the three and nine months ended February 28, 2021, the Company accrued interest in the amounts of $1,689 and $5,067 on the U.S. Convertible Debenture 6, respectively. Also, during the three and nine months ended February 28, 2021, the Company transferred the amounts of $0 and $1,552 from accrued interest to principal of the U.S. Convertible Debenture 6, respectively.

	84,459	84,459

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures mature on a date that is three years following issuance. The Canaccord Debentures are convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 32,321 shares of the Company’s common stock, and warrants to purchase 16,160 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the three and nine months ended February 28, 2021, the Company accrued interest in the amounts of $270,003 and $806,442 on the Canaccord Debentures, respectively. Also, during the three and nine months ended February 28, 2021, the Company transferred the amounts of $0 and $212,601 from accrued interest to principal of the Canaccord Debentures, respectively.

	13,500,150	13,287,549

Total - Convertible Notes Payable	$20,095,813	$19,883,212
Less: Discount	(1,053,520)	(2,238,730)
Convertible Notes Payable, Net of Discounts	$19,042,293	$17,644,482

	February 28, 2021	May 31, 2020
Total - Convertible Notes Payable, Net of Discounts, Current Portion, net of discount of $1,053,520 and $0	$19,042,293	$-
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion, net of discount of $0 and $2,238,730	$-	$17,644,482

Discounts on notes payable amortized to interest expense – 3 months ended February 28, 2021 and February 29, 2020, respectively	$395,070	$398,611

Discounts on notes payable amortized to interest expense – 9 months ended February 28, 2021 and February 29, 2020, respectively	$1,185,210	$1,249,053

Aggregate maturities of notes payable and convertible notes payable as of February 28, 2021 are as follows:

For the twelve months ended February 28,

2022	$20,095,813
2023	-
2024	-
2025	-
2026	-
Thereafter	-
Total	$20,095,813

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

The full amount of the bonus payment was earned, and on May 27, 2020, the Company made a payment in the amount of $850,000 to the sellers. The Company deposited the balance due to sellers of $150,000 with an escrow agent to hold pending the outcome of a tax audit. During the year ended May 31, 2020, the State of Nevada notified the Oasis LLCs that it would be conducting a tax audit for periods both before and after the closing of the sale to CLS. The tax audit was completed and the Company received a deficiency notice dated January 29, 2021. The Company paid the tax due and on February 16, 2021, $41,805 of the escrowed amount was released to the Company, $106,195 was released to sellers and the balance of $2,000 was remitted to the escrow agent as payment of its fees.

Note 17 – Stockholders’ Equity

The Company’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.0001, at February 28, 2021 and May 31, 2020, and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 126,821,416 and 126,521,416 shares of common stock issued and outstanding as of February 28, 2021 and May 31, 2020, respectively.

Nine months ended February 28, 2021

Common Stock Issued and To Be Issued to Officers and Service Providers:

During the nine months ended February 28, 2021, the Company charged an aggregate of $80,813 to common stock subscribed representing the accrual over the vesting period of 500,000 shares of restricted common stock issuable to officers. During the nine months ended February 28, 2021, the Company recognized the issuance of 250,000 to an officer, which shares were previously recorded in common stock to be issued.

During the nine months ended February 28, 2021, the Company recognized the cancellation of a consulting contract, which resulted in a credit to operations in the amount of $22,500 and the reversal of 100,000 shares of common stock to be issued.

During the nine months ended February 28, 2021, the Company recognized the cancellation of a consulting contract, which resulted in a credit to operations in the amount of $3,250 and the reversal of 25,000 shares of common stock to be issued.

During the nine months ended February 28, 2021, the Company recognized the issuance of 50,000 to a former officer, which shares were previously recorded in common stock to be issued.

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

Warrants

The following table summarizes the significant terms of warrants outstanding at February 28, 2021. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise prices	Number of warrants outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of warrants exercisable	Weighted average exercise price of exercisable warrants
$0.49	33,465,110	0.75	$0.49	33,465,110	$0.49
0.50	2,736,500	0.98	0.50	2,736,500	0.50
0.60	17,500,000	0.75	0.60	17,500,000	0.60
0.75	412,500	0.01	0.75	412,500	0.75
1.10	296,035	0.82	1.10	296,035	1.10
	54,410,145	0.76	$0.53	54,410,145	$0.53

Transactions involving warrants are summarized below. This table does not include the unit warrants. See Unit Warrants sections below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2019	54,818,985	$0.53
Granted	16,160	$1.10
Exercised	-
Cancelled / Expired	-	$-

Warrants outstanding at May 31, 2020	54,838,145	$0.53
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(425,000)	$0.75
Warrants outstanding at February 28, 2021	54,410,145	$0.53

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

The following summarizes the Company’s financial liabilities that are recorded at fair value on a recurring basis at February 28, 2021 and May 31, 2020:

February 28, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

May 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

Note 20 – Related Party Transactions

As of February 28, 2021 and May 31, 2020, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250

On July 31, 2018, the Company granted Ben Sillitoe, the former Chief Executive Officer of CLS Nevada, Inc. a one-time signing bonus of 500,000 shares of restricted common stock, which became fully vested one year from the effective date of his employment agreement. On July 22, 2019, the Company issued these shares to Mr. Ben Sillitoe.

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease.  These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of February 28, 2021.

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

Appointment of Director

On February 18, 2021, Ross Silver was appointed as a Director of the Company to replace Frank Koretsky, who resigned effective January 1, 2021.

On March 31, 2021, the holders of the Canaccord Debentures approved the amendment of the indenture related to the Canaccord Debentures to: (i) extend the maturity date of the Canaccord Debentures from December 12, 2021 to December 12, 2022; (ii) reduce the conversion price from $0.80 per unit (as such term is defined in the indenture) to $0.30 per unit; (iii) reduce the mandatory conversion VWAP threshold from $1.20 to $0.60 per share; and (iv) amend the definitions of “Warrant” and “Warrant Indenture” (as such terms are defined in the indenture), which included a reduction of the exercise price of each warrant to $0.40 per share of Common Stock of the Company. Simultaneously, the Company and the trustee under the related warrant indenture amended the warrant indenture to make conforming amendments.

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

By letter dated February 26, 2020, we informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. We further advised IGH that we were electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the IGH Note. On March 3, 2020, we filed a claim for declaratory relief, among other things, requesting the court declare that CLS Massachusetts had validly exercised the IGH Option and instruct IGH to comply with its diligence requests and ultimately execute a merger agreement with us. The dispute regarding whether CLS Massachusetts properly exercised the IGH Option arose after CLS Massachusetts delivered a notice of exercise to IGH and IGH subsequently asserted that CLS Massachusetts’ exercise was invalid. CLS and CLS Massachusetts intend to pursue this suit vigorously and believe that their claims are meritorious, however, there can be no assurance as to the ultimate outcome of this matter. On February 27, 2021, IGH notified us that it did not plan to make further payments under the IGH Note on the theory that the Break-Up fee excused additional payments. We vehemently disagree with this assertion, which remains in litigation. We have requested permission from the court to file an amended complaint to accelerate the due date of all remaining amounts under the IGH Note and receive default interest as a result of IGH’s breach of the IGH Note, as well as to add a fraud count to the complaint. At February 28, 2021, we had collected a total of $2,901,569 of principal and $220,196 of interest on the IGH Note. During the nine months ended February 28, 2021, we impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which includes $2,497,884 in principal and $822 in accrued interest.  As of February 28, 2021, the principal balance of the IGH Note was $0 and the interest receivable was $0.

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

We incurred a net loss of $30,657,973 for the year ended May 31, 2020, and $3,712,772 and $5,707,184 for the three and nine months ended February 28, 2021, respectively, resulting in an accumulated deficit of $76,846,124 as of May 31, 2020, which deficit increased to $82,553,308 as of February 28, 2021.  These conditions raise substantial doubt about our ability to continue as a going concern.

Recent Developments – COVID-19

In December 2019, an outbreak of a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread across the globe, including the U.S., in which we and our subsidiaries operate, and has subsequently been recognized as a pandemic by the World Health Organization. Much of the global efforts to contain or slow the spread of COVID-19, including in the U.S., have been unsuccessful to date. The COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to the COVID-19 outbreak, the federal and state governments of the U.S., including Nevada where we operate, have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses were ordered and numerous other businesses temporarily closed voluntarily. In particular, on March 20, 2020, Nevada Governor Sisolak ordered all cannabis dispensaries to close their retail operations but permitted them to shift to a delivery-only model to serve their communities. On April 29, 2020, Governor Sisolak modified his order to permit curbside operations to begin on May 1, 2020, and on May 7, 2020, this order was further modified to permit limited in-dispensary operations.  As a result, at present, we offer three types of services: traditional in-store services, delivery services and curbside pick-up, and we intend to continue to offer all three types of services.  The global pandemic of COVID-19 continues to rapidly evolve, as does the process of distributing vaccines to combat it, and the ways that our business may evolve to respond to the pandemic and the needs of our customers.

As mentioned above, on March 20, 2020, we were required to close our Nevada dispensary and shift to a delivery-only model. As a result, we closed our retail operations for two days as we transitioned our business model to a delivery-only model, onboarded new staff, trained them on new software and communicated with our customer base. Within six days, we were achieving 50% of February sales despite having reduced our operating hours from 24 hours a day to a 14 hour a day delivery model. Although we furloughed 20 dispensary employees initially, as a result of the dedication of our loyal staff, we were able to quickly train a large number of our dispensary employees for new roles in our delivery-only model. While this was occurring, approximately 20% of the Nevada dispensaries closed their doors completely unable to transition to a delivery-only model. We then added curbside service, and ultimately limited in-dispensary services to our customers.  As a result, we were able to re-employ all our furloughed employees who wished to return to work for us.  In addition, we experienced a shift in our sales model as delivery and curbside sales rose to represent approximately 40% of our revenues versus only 15% for delivery services pre-pandemic.  During the last fiscal quarter, delivery and curbside sales retreated to the more typical 20% range. In addition, at present, we are experiencing larger average orders, which helps a customer minimize the impact of the delivery fee. Finally, although our overall sales initially dipped after the onset of the pandemic, they gradually returned to pre-pandemic levels, then exceeded pre-pandemic levels, and in October 2020, we recorded our highest sales ever.

Beginning in May of 2020, the Las Vegas casinos began to re-open and the hotels resumed limited operations. By March 2021, some casinos had returned to pre-pandemic hours of operation and other attractions in Las Vegas, including entertainment, restaurants and hotels, had begun to re-open and/or expand operations, although the tourist and convention business has not yet returned to pre-pandemic levels. However, because 80% of our customer base is local residents, our business has not been as heavily impacted by the decline in tourism. Notwithstanding these changes, we remain focused on retaining and growing our local customer base.

Our manufacturing facility has continued to operate throughout the pandemic, but initially it operated primarily for the purposes of manufacturing City Trees products to be sold at our dispensary. The wholesale business initially declined substantially as the sales staff was unable to make sales calls and most dispensaries curtailed purchasing products from third parties, electing instead only to offer their own products for sale at their dispensaries. As a result, we initially furloughed two employees who worked at our manufacturing facility. Although we did not face shortages of extraction materials, we were initially impacted by the limited availability of certain materials, such as the supply of masks, gowns and other protective equipment, due to the global shortage of such protective equipment and materials.  In recent months, our manufacturing and wholesale business slowly began to grow again as our customers resumed purchasing and more normal operations, and we re-hired our furloughed workers who wished to return to work.  Starting in approximately September 2020, when we launched a re-brand and re-launch of our wholesale product line, our wholesale revenues improved more rapidly, and are now achieving revenues that are approximately 45% greater than pre-pandemic levels.

It is impossible for us to predict whether there will be additional government-mandated closures that could affect our business, how long the existing closures will remain in place, and how these measures will impact our operations. Although cannabis dispensaries in Nevada have been designated as “essential,” this designation could change and it is possible that statewide or local re-opening protocols might be reversed if COVID-19 cases were to sharply increase and that we once again might be forced to limited or even close our manufacturing facilities or dispensary operations to protect our customers and employees. Even if our production facilities and delivery operations remain open, mandatory or voluntary self-quarantines and travel restrictions may limit our employees’ ability to get to our facilities or to customers’ homes, and this, together with the uncertainty produced by the rapidly evolving nature of the COVID-19 outbreak, may result in a suspension of or decline in production or retail sales. These types of restrictions could also impact the abilities of customers in Nevada to continue to have access to our products. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel at third-party grow and manufacturing facilities in Nevada and elsewhere. Additionally, delays in shipping as a result of COVID-19 may impact our ability to obtain materials in a timely manner. Finally, due to the initial almost complete elimination of the tourist and convention business in Las Vegas, dispensaries who relied heavily on such customers are now competing with us for local customers. Some of these competitors have greater financial resources than we do and could offer aggressively lower prices to lure in local customers. Although the effects of the COVID-19 outbreak do not currently appear to be having a negative impact on our financial results, it is impossible for us to predict whether this trend will continue and how our financial results may be impacted if there are additional closures due to future “waves” of infections before wide scale vaccinations are achieved. At this time, due to the uncertainties associated with the continued spread of COVID-19 and the timing of vaccinations, the ultimate impact to our business cannot be reasonably estimated but such impact could be material.

Results of Operations

The table below sets forth our expenses as a percentage of revenue for the applicable periods:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Revenue	100%	100%	100%	100%
Cost of Goods Sold	55%	48%	49%	50%
Gross Margin	45%	52%	51%	50%
Selling, General, and Administrative Expenses	55%	69%	58%	71%
Impairment of note receivable	55%	-	19%	-
Interest expense, net	17%	22%	17%	25%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Number of Customers Served (Dispensary)	62,753	73,133	184,129	187,468
Revenue	$4,554,082	$3,224,170	$13,232,840	$9,139,616
Gross Profit	$2,055,176	$1,686,210	$6,745,751	$4,602,452
Net Loss	$(3,712,772)	$(1,251,999)	$(5,707,184)	$(3,910,473)
EBITDA (1)	$(2,786,395)	$(412,878)	$(2,959,084)	$(1,370,134)
Adjusted EBITDA (1)	$(193,377)	$(332,065)	$(204,132)	$(1,200,552)

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

Reconciliation of net loss for the three and nine months ended February 28, 2021 and February 29, 2020 to EBITDA and Adjusted EBITDA for the three and nine months ended February 28, 2021 and February 29, 2020:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net Loss	$(3,712,772)	$(1,251,999)	$(5,707,184)	$(3,910,473)
Add:
Interest expense, net	$757,740	$725,003	$2,237,166	$2,254,752
Depreciation and amortization	$168,637	$114,118	$510,934	$285,587
EBITDA	$(2,786,395)	$(412,878)	$(2,959,084)	$(1,370,134)

Other adjustments:
Non-recurring cash payments for litigation	$67,375	$-	$210,566	$-
Non-recurring impairment of note receivable	$2,498,706	$-	$2,498,706	$-
Non-cash compensation	$26,937	$80,813	$45,680	$169,582
Adjusted EBITDA	$(193,377)	$(332,065)	$(204,132)	$(1,200,552)

Three Months Ended February 28, 2021 and February 29, 2020

Revenue

We had revenue of $4,544,082 during the three months ended February 28, 2021, an increase of $1,319,912, or 41%, compared to revenue of $3,224,170 during the three months ended February 28, 2020. Our cannabis dispensary accounted for $3,384,139, or 75%, of our revenue for the three months ended February 28, 2021, an increase of $747,133 or 61%, compared to $2,637,006, or 82% of our revenue during the three months ended February 29, 2020. Dispensary revenue increased during the third quarter of the 2021 fiscal year because our average dispensary sales per day increased from $35,430 during the third quarter of fiscal 2020 to $50,490 during the third quarter of fiscal 2021. Our cannabis production and wholesale division accounted for $1,159,943, or 25%, of our revenue for the three months ended February 28, 2021, an increase of $572,779, or 98%, compared to $587,164, or 18% of our revenue for the three months ended February 29, 2020.  The increase in production and wholesale revenue for the third quarter of fiscal 2021 was primarily due to the impact of our rebranding and relaunch efforts, which commenced in September 2020.

Cost of goods sold

Our cost of goods sold for the three months ended February 28, 2021 was $2,488,906, an increase of $950,946, or 62%, compared to cost of goods sold of $1,537,960 for three months ended February 29, 2020. The increase in cost of goods sold for the three months ended February 28, 2021 was due primarily to our increase in sales during the third quarter of fiscal 2021. Cost of goods sold was 55% of sales during the third quarter of fiscal 2021 compared to 48% during the third quarter fiscal 2020. Gross margin was 45% of sales during the third quarter of fiscal 2021 compared to 52% during the third quarter fiscal 2020. This decline in gross margin during the third quarter of fiscal 2021 was primarily due to aggressive promotions to meet the needs of customers, many of who had lost their jobs due to the pandemic, and improved inventory control procedures, the effects of which are being realized in the fourth quarter. Cost of goods sold during the third quarter of fiscal 2021 primarily consisted of $2,249,847 of product cost, $145,206 of state and local fees and taxes, and $81,345 of supplies and materials.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased by $298,296, or approximately 13%, to $2,511,502 during the three months ended February 28, 2021, compared to $2,213,206 for the three months ended February 29, 2020. The increase in SG&A expenses for the three months ended February 28, 2021 was primarily due to marketing and advertising related to the rebranding of our wholesale products; office and facilities costs incurred in connection with our expanded manufacturing facility, and costs directly related to our response to COVID-19.

SG&A expense during the third quarter of fiscal 2021 was primarily attributable to an aggregate of $1,971,707 in costs associated with operating the Oasis LLCs compared to $1,636,372 during the third quarter of fiscal 2020. The major components of the $327,001 increase in SG&A associated with the operation of the Oasis LLCs, are as follows: sales, marketing, and advertising of $332,333 compared to $171,713; lease, facilities and office costs of $381,763 compared to $252,879 payroll and related costs of $989,837 compared to $972,133; and insurance of $80,910 compared to $55,162. Payroll, insurance, and marketing costs increased during the third quarter of fiscal 2021 due to the growth in revenues of the Oasis LLCs during the third quarter of fiscal 2021: our use of a third-party marketing firm for campaigns to promote brand awareness, and the re-branding of our City Trees products and packaging; as well as due to costs incurred in connection with our response to COVID-19. Lease, facilities, and office costs increased due to our expanded production facility, and due to costs incurred in connection with our response to COVID-19.

Finally, SG&A decreased by an aggregate of $37,038 during the third quarter of fiscal 2021 as a result of a decrease in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to an aggregate of $539,796, from $576,834 during the third quarter of fiscal 2020. The decrease in SG&A associated with this aspect of our business was primarily due to a decrease in travel related expense of $47,039.

Interest Expense, Net

Our interest expense, net of interest income, was $757,740 for the three months ended February 28, 2021, an increase of $32,737, or 5%, compared to $725,003 for the three months ended February 29, 2020. The increase in interest expense, net of interest income, was primarily due to a decrease in interest income during the third quarter of fiscal 2021 in the amount of $37,187, from $76,433 during the three months ended February 29, 2020 to $39,246 during the three months ended February 28, 2021.  This decrease was primarily due to the lower principal balances under the IGH Note and the zero balance on the CannAssist Note, which was paid in full in December 2019.

Impairment of Note Receivable

During the three months ended February 28, 2021, we recorded an impairment of the IGH Note in the amount of $2,498,706; there was no comparable transaction in the comparable period of the prior year. This impairment arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. We vehemently disagree with this assertion. We have requested permission from the court to file an amended complaint to accelerate the due date of all remaining amounts under the IGH Note and receive default interest as a result of IGH’s breach of the IGH Note, as well as to add a fraud count to the complaint.

Net loss

For the reasons above, we incurred a net loss for the three months ended February 28, 2021 of $3,712,772, which was an increase of $2,460,773, or approximately 197%, compared to a net loss of $1,251,999 during the three months ended February 29, 2020.

Nine Months Ended February 28, 2021 and February 29, 2020

Revenue

We had revenue of $13,232,840 during the nine months ended February 28, 2021, an increase of $4,093,224, or 45%, compared to revenue of $9,139,616 during the nine months ended February 29, 2020. Our cannabis dispensary accounted for $10,202,638, or 77%, of our revenue for the nine months ended February 28, 2021, an increase of $3,167,370, or 45%, compared to $7,035,268 or 77% of our revenue during the nine months ended February 29, 2020. Dispensary revenue increased during the first nine months of the 2021 fiscal year because our average dispensary sales per day increased from $25,676 during the first nine months of fiscal 2020 to $37,372 during the first nine months of fiscal 2021. Our cannabis production and wholesale division accounted for $3,030,202, or 23%, of our revenue for the nine months ended February 28, 2021, an increase of $925,854, or 44%, compared to $2,104,348 , or 23% of our revenue for the nine months ended February 29, 2020.  The increase in production and wholesale revenue for the first nine months of fiscal 2021 was primarily due to the impact of our rebranding and relaunch efforts, which commenced in September 2020.

Cost of goods sold

Our cost of goods sold for the nine months ended February 28, 2021 was $6,487,089, an increase of $1,949,925, or 43%, compared to cost of goods sold of $4,537,154 for the nine months ended February 29, 2020. The increase in cost of goods sold for the nine months ended February 28, 2021 was due primarily to our increase in sales during the first nine months of fiscal 2021. Cost of goods sold was 49% of sales during the first half of fiscal 2021 compared to 50% during the first nine months fiscal 2020. Gross margin was 51% of sales during the third quarter of fiscal 2021 compared to 50% during the third quarter fiscal 2020. This improvement in gross margin during the first nine months of fiscal 2021 was primarily due to a decrease in the cost of purchasing product as a result of the implementation of new processes, the retention of additional skilled employees and an improvement in inventory purchasing. Cost of goods sold during the first nine months of fiscal 2021 primarily consisted of $5,724,667 of product cost, $421,461 of state and local fees and taxes, and $263,795 of supplies and materials.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased by $1,183,890, or approximately 18%, to $7,717,063 during the nine months ended February 28, 2021, compared to $6,533,173 for the nine months ended February 29, 2020. The increase in SG&A expenses for the nine months ended February 28, 2021 was primarily due to office and facilities costs incurred in connection with our expanded manufacturing facility; payroll and related expenses due to an increase in commissions related to increased sales, and increased staffing needed to support this sales growth; and costs directly related to our response to COVID-19.

SG&A expense during the first nine months of fiscal 2021 was primarily attributable to an aggregate of $5,907,813 in costs associated with operating the Oasis LLCs, an increase of $1,437,434 compared to $4,470,379 during the first nine months of fiscal 2020. The major components of the $1,437,434 increase in SG&A associated with the operation of the Oasis LLCs during the nine months ended February 28, 2021 compared to the nine months ended February 29, 2020 were as follows:  lease, facilities and office costs of $1,354,521 compared to $695,936; payroll and related costs of $2,987,897 compared to $2,539,353; sales, marketing, and advertising costs of $767,378 compared to $433,038; depreciation and amortization of $290,450 compared to $198,929; and insurance of $242,478 compared to $165,762. Payroll, insurance and marketing costs increased during the first nine months of fiscal 2021 due to the growth in revenues of the Oasis LLCs during the first nine months of fiscal 2021; our use of a third-party marketing firm for campaigns to promote brand awareness, and the re-branding of our City Trees products and packaging; and due to costs incurred in connection with our response to COVID-19.  Lease, facilities, and office costs increased due to our expanded production facility and due to costs incurred in connection with our response to COVID-19. These increases in costs were partially offset by a decrease in bad debt expense of $102,447, and in taxes, licenses, and registration fees by $66,782.

Finally, SG&A decreased by an aggregate of $253,543 during the first nine months of fiscal 2021 as a result of a decrease in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to an aggregate of $1,809,251, from $2,062,794 during the first nine months of fiscal 2020. The major components of this decrease compared to the first nine months of fiscal 2020 were as follows: sales, marketing, and investor relations costs decreased by $132,419; travel related expenses decreased by $111,152; non-cash compensation decreased by $88,769; and professional fees decreased by $32,895. These decreases were primarily due to a decline in travel and our spend on investor relations during the first nine months of fiscal 2021 due to the impact of COVID-19. This decrease was partially offset by an increase in depreciation and amortization in the amount of $133,826.

Interest Expense, Net

Interest expense, net of interest income, was $2,237,166 for the nine months ended February 28, 2021, a decrease of $17,586, or 1%, compared to $2,254,752 for the nine months ended February 29, 2020. The decrease in interest expense was primarily due to a decrease in interest accrued on notes payable in the amount of $67,384 from $1,242,037 during the nine months ended February 29, 2020 to $1,201,929 during the nine months ended February 28, 2021.  This occurred because we repaid the Oasis Note in December 2019, thereby reducing our outstanding debt by $3,932,616. Interest expense also decreased due to a decline in the amortization of discounts on notes payable during the first nine months of fiscal 2021 in the amount of $67,384, from $1,252,594 during the first nine months of fiscal 2020 to $1,185,210 during the nine months ended February 28, 2021. The decline in net interest expense for the first nine months of fiscal 2021 was partially offset by a decrease in interest income during the first nine months of fiscal 2021 in the amount of $89,906, from $239,879 during the nine months ended February 29, 2020 to $149,973 during the nine months ended February 28, 2021.  This decrease occurred due to the lower principal balance under the IGH Note and the zero balance on the CannAssist Note, which was paid in full in December 2019.

Impairment of Note Receivable

During the nine months ended February 28, 2021, we recorded an impairment of the IGH Note in the amount of $2,498,706; there was no comparable transaction in the comparable period of the prior year. This impairment arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments.  We vehemently disagree with this assertion.  We have requested permission from the court to file an amended complaint to accelerate the due date of all remaining amounts under the IGH Note and receive default interest as a result of IGH’s breach of the IGH Note, as well as to add a fraud count to the complaint.

Gain on Settlement of Liabilities

During the nine months ended February 29, 2020, we made a prepayment on the Oasis Note in connection with the settlement of a dispute between the former owners of Alternative Solutions and a consultant, and the amount of $275,000, which we had accrued with respect to this dispute, was extinguished. There was no comparable transaction during the first nine months of fiscal 2021.

Net loss

For the reasons above, we incurred a net loss for the nine months ended February 28, 2021 of $5,707,184, which was an increase of $1,796,711, or approximately 46%, compared to a net loss of $3,910,473 during the nine months ended February 29, 2020.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at February 28, 2021 compared to May 31, 2020.

	February 28, 2021	May 31, 2020
Current Assets	$3,872,068	$7,941,808
Current Liabilities	$20,583,518	$1,882,216
Working Capital (Deficit)	$(16,711,450)	$6,059,592

At February 28, 2021, we had a working capital deficit of $16,711,450, a decrease of $22,771,042 from the working capital of $6,059,592 we had at May 31, 2020. Our working capital at February 28, 2021, includes $2,231,934 of cash. The decrease in working capital was primarily the result of the reclassification of convertible notes payable in the net amount of $19,042,293 due in October 2021 from long term liabilities to current liabilities during the period. On March 31, 2021, the holders of $13,500,150 of these convertible notes approved the amendment and extension of the notes by one year so they have been reclassified from current liabilities to long term liabilities, which improved working capital as of March 31, 2021 by this amount.

The decrease in working capital was also the result of the impairment of the balance due under the IGH Note of $2,498,706 after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. We have requested permission from the court to file an amended complaint to accelerate the due date of all remaining amounts under the IGH Note and receive default interest as a result of IGH’s breach of the IGH Note, as well as to add a fraud count to the complaint.

During the first nine months of fiscal 2021, our net use of cash declined to $693,634 compared to $7,486,696 during the first nine months of fiscal 2020, reflecting our much improved overall cash flows for the first nine months of fiscal 2021. Our working capital needs will likely continue to increase, and if we require additional funds to meet them, we will seek additional debt or equity financing. We have operated at a loss since inception.

Cash flows used in operating activities were $2,056,659 during the nine months ended February 28, 2021, an increase of $185,316, or 10%, compared to cash flows used in operating activities of $1,871,343 during the nine months ended February 29, 2020.  In deriving cash flows used in operating activities from the net losses for the first nine months of fiscal 2021 and fiscal 2020, there were net amounts of $4,255,942 and $1,428,708, respectively, of non-cash items that were added back to the net losses for each such year. The most significant of these non-cash items were $ 2,498,706 of note receivable impairment charges during the nine months ended February 28, 2021 compared to no comparable amount for the nine months ended February 29, 2020, which represents the impairment of the IGH Note as a result of IGH notifying us that it would not be making additional payments allegedly due to an offset for a Break-Up Fee (which we are disputing in litigation); $1,185,210 of amortization of debt discounts during the nine months ended February 28, 2021 compared to $1,249,053 during the nine months ended February 29, 2020, which amount declined due to the repayment of the Oasis Note in December 2019, and $511,036 of depreciation and amortization during the nine months ended February 28, 2021 compared to $285,073 during the nine months ended February 29, 2020. The increase in depreciation was due to the completion of our upgraded processing facility, which occurred in December 2019. We also recorded a gain on contingent liabilities in the amount of $275,000 during the nine months ended February 29, 2020 related to the success fee payable to the sellers of Alternative Solutions. There was no such transaction during the nine months ended February 28, 2021.

Finally, our cash used in operating activities was affected by changes in the components of working capital. The amounts of the components of working capital fluctuate for a variety of reasons, including management’s expectation of required inventory levels; the amount of accrued interest, both receivable and payable; the amount of prepaid expenses; the amount of accrued compensation and other accrued liabilities; our accounts payable and accounts receivable balances; and the capitalization of right of use assets and liabilities associated with operating leases. The overall net change in the components of working capital resulted in a decrease in cash from operating activities in the amount of $605,417 during the nine months ended February 28, 2021, compared to an increase in cash from operating activities of $610,422 during the prior first nine months of fiscal 2020.  The primary change in the components of working capital was an increase in inventory to $969,656 at February 28, 2021, compared to $575,242 at May 31, 2020, an increase of $364,414 during the nine months ended February 28, 2021, compared to a decrease in inventory of $16,503 during the nine months ended February 29, 2020. The increase at February 28, 2021 occurred because we increased inventory levels in our production and wholesale division as part of the rebranding and relaunch that occurred in September 2020. During fiscal 2020, we implemented a change in accounting principles that required us to account for operating leases in a different manner and separated the asset and liability components of them into right of use assets and operating lease liabilities.  As a result, we accounted for the cumulative effects of our operating leases since inception during fiscal 2020, which caused right of use asset and operating lease liabilities to appear unusually high during fiscal 2020.  The amounts recorded for fiscal 2021 are more normalized. In addition, the more significant changes for the nine months ended February 28, 2021 were as follows: accrued interest increased by $258,113, compared to an increase of $934,117 during the first nine months of fiscal 2020 due to a decrease in the principal amount of debt outstanding during fiscal 2020 (the increase in accrued interest for the first nine months of fiscal 2021 was partially offset by a reduction in accrued interest that occurred when $212,601 of interest on our convertible debt was capitalized to principal pursuant to the applicable note terms).

Cash flows provided by investing activities were $1,363,025 for the nine months ended February 28, 2021, a decrease of $2,979,210, or 184%, compared to cash flows used in investing activities of $1,616,185 during the nine months ended February 29, 2020.  During the nine months ended February 28, 2021, we received principal payments of $1,544,291 under the IGH Note compared to $325,000 during the nine months ended February 29, 2020. During the nine months ended February 28, 2021, we made cash payments for property, equipment, and intangible assets in the amount of $181,266 related to the expansion of our warehouse facility and completion of our state-of-the-art processing plant, compared to $1,766,185 during the nine months ended February 29, 2020. We also made a loan to CannAssist in the amount of $175,000 during the nine months ended February 29, 2020; there were no comparable loans made during the nine months ended February 28, 2021.

Cash flows used in financing activities were $0 for the nine months ended February 28, 2021, a decrease of $3,999,168, or 100%, compared to cash used by financing activities of $3,999,168 during the nine months ended February 29, 2020. During the nine months ended February 29, 2020, we made a cash prepayment in the amount of $3,999,168 on the Oasis Note. There were no comparable transactions during the first nine months of fiscal 2021.

Third Party Debt

The table below summarizes the status of our third party debt and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our Common Stock:

Name of Note	Original Principal Amount	Outstanding or Repaid	Payment Details

Oasis Note	$4,000,000	Repaid	Repaid

2018 U.S. Convertible Debentures	$6,595,663	Outstanding	Due October 26-31, 2021. Amount due includes capitalized interest of $738,663.

2018 Convertible Debentures	$13,500,150	Outstanding	Due December 2022. Amount includes capitalized interest of $1,514,006 less conversion of principal in the amount of $25,856.

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

The Debenture Amendment (as hereafter defined) was a Dilutive Issuance. As a result, the conversion price of the convertible debentures was automatically reduced from $.80 per unit to $.30 per unit and the form of warrant attached to the subscription agreement will be amended to reduce the Initial Exercise Price from $1.10 per share of Common Stock to $.4125 per share of Common Stock.

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

On March 31, 2021, the holders of the Canaccord Debentures approved the amendment of the indenture related to the Canaccord Debentures (the “Debenture Amendment”) to: (i) extend the maturity date of the Canaccord Debentures from December 12, 2021 to December 12, 2022; (ii) reduce the conversion price from $0.80 per unit (as such term is defined in the indenture) to $0.30 per unit; (iii) reduce the mandatory conversion VWAP threshold from $1.20 to $0.60 per share; and (iv) amend the definitions of “Warrant” and “Warrant Indenture” (as such terms are defined in the indenture), which included a reduction of the exercise price of each warrant to $0.40 per share of our Common Stock. Simultaneously, we amended the warrant indenture to make conforming amendments.

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

The Navy Capital Investors

Effective July 31, 2018, we entered into a subscription agreement with Navy Capital Green International, Ltd., a British Virgin Islands limited company (“Navy Capital”), pursuant to which we agreed to sell to Navy Capital, for a purchase price of $3,000,000, 7,500,000 Units ($0.40 per unit), representing (i) 7,500,000 shares of our Common Stock, and (ii) three-year warrants to purchase an aggregate of 7,500,000 shares of our Common Stock (the “Navy Warrant Shares”) at an exercise price of $0.60 per share of Common Stock. We valued the warrants using the Black-Scholes valuation model, and allocated gross proceeds in the amount of $1,913,992 to the common stock and $1,086,008 to the warrants. The closing occurred on August 6, 2018. In the subscription agreement, we also agreed to file, on or before November 1, 2018, a registration statement with the SEC registering the shares of Common Stock and Navy Warrant Shares issued to Navy Capital. If we failed to file the registration statement on or before that date, we were required to issue to Navy Capital an additional number of units equal to ten percent (10%) of the units originally subscribed for by Navy Capital (which would include additional warrants at the original exercise price). On August 29, 2019, we filed a registration statement with the SEC which included the shares of Common Stock and Navy Warrant Shares issued to Navy Capital. The warrant is exercisable from time to time, in whole or in part for three years. The warrant has anti-dilution provisions that provide for an adjustment to the exercise price in the event of a future issuance or sale of Common Stock at a lower price, subject to certain exceptions as set forth in the warrant. As a result of the Debenture Amendment,  conversion of the debentures issued in the 2018 Convertible Debenture Offering will trigger this provision and reduce the exercise price of the warrants. The warrant also provides that it is callable at any time after the bid price of our Common Stock exceeds 120% of the exercise price of the warrant for a period of 20 consecutive business days.

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

During the next twelve months, we do not have any capital projects planned. We may pursue additional acquisitions or joint ventures in the next twelve months, but we have not entered into any definitive agreements with respect to either additional acquisitions or the capital necessary to finance them. If we do pursue any acquisitions, we would likely fund them with the proceeds of future equity sales, warrant exercise proceeds, loans or seller financings. We have not pursued the availability of any such sources at present.

Although our revenues are expected to grow as we expand our operations, and our revenues do exceed our Oasis and City Trees operating costs, our revenues do not yet exceed our Oasis and City Trees operating costs and corporate overhead. Although we believe we have funds sufficient to sustain our operations at their current level, if we require additional cash, we expect to obtain the necessary funds as described above; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through additional debt and/or equity investments and acquisitions in our industry, successfully execute our business strategy, including our planned expansion and acquisitions, and successfully navigate the COVID-19 business environment in which we currently operate as well as any changes that may arise in the cannabis regulatory environment. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Oasis Cannabis Transaction

On December 4, 2017, we entered into the Acquisition Agreement, with Alternative Solutions for us to acquire all of the outstanding equity interests in Alternative Solutions and the Oasis LLCs. Pursuant to the Acquisition Agreement, we paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 approximately 45 days thereafter and were to receive, upon receipt of applicable regulatory approvals, an initial 10% of each of the Oasis LLCs. Regulatory approvals were received, and the 10% membership interests were transferred to us.

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

The former owners of Alternative Solutions and the Oasis LLCs (other than Alternative Solutions) became entitled to a $1,000,000 payment from us because the Oasis LLC maintained an average revenue of $20,000 per day during the 2019 calendar year. We made a payment in the amount of $850,000 to the sellers on May 27, 2020. We deposited the balance due to sellers of $150,000 with an escrow agent to hold pending the outcome of a tax audit. During the year ended May 31, 2020, the State of Nevada notified the Oasis LLCs that it would be conducting a tax audit for periods both before and after the closing of the sale to CLS. The tax audit was completed and we received a deficiency notice dated January 29, 2021. We paid the tax due and on February 16, 2021, $41,805 of the escrowed amount was released to us, $106,195 was released to sellers and the balance of $2,000 was remitted to the escrow agent as payment of its fees. As of February 28, 2021, none of the $150,000 escrowed amount remained on our balance sheet.

The Oasis LLCs have not yet received the demand from the State of Nevada with the precise amount due and the amount escrowed is our best estimate of the pre-closing tax liability If the ultimate tax liability is less than $150,000, the balance of the escrowed amount will be paid to sellers. As of February 28, 2021, the $150,000 remains a liability on the Company’s balance sheet and $150,000 is recorded in an escrow account in the asset section of the Company’s balance sheet.

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

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception and have an accumulated deficit of $82,553,308 as of February 28, 2021, compared to $76,846,124, as of May 31, 2020. The report of our independent auditors for the year ended May 31, 2020, contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

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

● We have not established a formal written policy for the approval, identification and authorization of related party transactions; and

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 5, 2021, we issued 250,000 shares of common stock to Mr. Glashow, an officer and director of the Company, pursuant to the terms of his employment agreement. The issuance of such shares was exempt from registration because they were issued in a private offering.

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

CLS HOLDINGS USA, INC.

Date: April 14, 2021	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2021	By:	/s/ Andrew Glashow
Andrew Glashow
President and Chief Operating Officer
(Principal Financial and Accounting Officer)