Form 10-K
period 2021-05-31
CLS Holdings USA, Inc.
filed 2021-08-30
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,866,330.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 128,158,082 shares of common stock, par value $0.0001, as of August 20, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual report on Form 10-K will be incorporated by reference from the Registrant's definitive proxy statement or included in an amendment on Form 10-K/A that will be filed not later than 120 days after the end of the fiscal year ended May 31, 2021.

Cautionary Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this annual report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The forward-looking information is contained principally in the sections entitled “Our Business,” “Management’s Discussion and Analysis” and “Risk Factors”.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs.

In some cases, the forward-looking information can be identified by words or phrases such as “may”, “might”, “will”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, “indicate”, “seek”, “believe”, “predict” or “likely”, or the negative of these terms, or other similar expressions intended to identify forward-looking information. We have based this forward-looking information on our current expectations and projections about future events and financial trends that it believes might affect its financial condition, results of operations, business strategy and financial needs.

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

This forward-looking information also includes, among other things, information and statements relating to:

●	our expectations regarding our revenue, expenses and operations
●	our anticipated cash needs and our needs for additional financing
●	our intention to grow our business and our operations, including the addition of retail stores, acquisition of other businesses, expansion of our production operation, and expansion into other markets
●	the expected growth in the number of consumers using our products
●	the expected growth of the cannabis industry in Nevada and in the U.S.
●	our ability to finance our planned operations and future acquisitions
●	safety and dosing of cannabis
●	expectations with respect to future production costs and capacity
●	expectations with respect to the renewal and/or extension of our licenses
●	expectations with respect to our plan to apply for additional retail store licenses
●	market reception of our current product offerings and other new delivery mechanisms produced by us for use by consumers
●	our competitive position and the regulatory environment in which we operate
●	any commentary or legislative changes related to the legalization of medical or recreational cannabis and the timing related to such commentary or legalization
●	any changes to U.S. federal policies regarding the enforcement of the Controlled Substances Act
●	our ability to monetize our patented production process
●	the expected results from the licensing of our brands in other states

Although we believe that the assumptions underlying this information are reasonable, they may prove to be incorrect, and we cannot assure that actual results will be consistent with this forward-looking information. Given these risks, uncertainties and assumptions, prospective investors should not place undue reliance on this forward-looking information. Whether actual results, performance or achievements will conform to our expectations and predictions is subject to a number of known and unknown risks, uncertainties, assumptions and other factors, including those listed under “Risk Factors”, which include:

●	Shutdowns or operational disruptions related to COVID-19
●	ongoing compliance with regulatory requirements relating to our business
●	changes in laws, regulations and guidelines relating to our business
●	difficulties in obtaining bank accounts and transferring money

●	risk of prosecution of the cannabis business at the federal level in the U.S. due to the ambiguity of laws in relation to medical cannabis and the cannabis business
●	accuracy of current research regarding the medical benefits, viability, safety, efficacy and dosing of cannabis
●	our history of losses
●	failure or delay of our operations, including the addition of retail stores, acquisition of other businesses, expansion of production operations, and expansion into other markets
●	our ability to utilize or monetize our patented production process
●	reliance on management and loss of members of management or other key personnel or an inability to attract new management team members
●	inability to raise financing to fund on-going operations, capital expenditures or acquisitions
●	inability to realize growth targets
●	requirements of additional financing
●	competition in our industry
●	inability to acquire and retain new clients
●	inability to develop new technologies and products and the obsolescence of existing technologies and products
●	vulnerability to rising energy costs
●	vulnerability to increasing costs and obligations related to investment in infrastructure, growth and regulatory compliance
●	dependence on third party transportation services to deliver our products
●	unfavorable publicity or consumer perception
●	product liability claims and product recalls
●	reliance on key inputs and their related costs
●	dependence on suppliers and skilled labor
●	difficulty associated with forecasting demand for products
●	operating risk and insurance coverage
●	inability to manage growth
●	conflicts of interest among our officers and directors
●	environmental regulations and risks
●	managing damage to our reputation and third party reputational risks
●	inability to adequately protect our intellectual property due to cannabis being illegal under U.S. federal law
●	potential reclassification/re-categorization of cannabis as a controlled substance in the U.S.
●	changes to safety, health and environmental regulations
●	exposure to information systems security threats and breaches
●	management of additional regulatory burdens
●	volatility in the market price for our common stock
●	potential imposition of additional sales practice requirements by the SEC
●	no dividends for the foreseeable future
●	future sales of common stock by existing stockholders causing the market price for our common stock to fall
●	the issuance of common stock in the future causing dilution

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

The Colorado Arrangement

Licensing Agreement

On April 17, 2015, CLS Labs Colorado entered into a Licensing Agreement with Picture Rock Holdings, LLC (“PRH”) whereby, in exchange for a license fee payable over the ten (10) year term of the agreement, CLS Labs Colorado granted to PRH an exclusive license for the State of Colorado of certain proprietary inventions and formulas relating to the extraction from, separation and processing of cannabis to produce certain cannabis-infused products, including edibles, e-liquids, waxes and shatter, and to practice and use such extraction processes in conjunction with the manufacture, production, sale, and distribution of such Products.

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

Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 paid in February 2018, for an initial 10% of each of the Oasis LLCs. At that time, the Company applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received on June 21, 2018. On June 27, 2018, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $6,200,000 (less offsets for assumed liabilities), a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 22,058,823 shares of common stock. We used the proceeds of the Canaccord Special Warrant Offering to fund the cash portion of the closing consideration.  On December 12, 2018, we were approved for the transfer of the remaining 90% interest. We have applied for regulatory approval to own our interest in the Oasis LLCs through Alternative Solutions under the revised structure of the transaction, which is currently under review.

The number of purchase price shares was equal to 80% of the offering price of our common stock in our last equity offering, which price was $0.34 per share.  The Oasis Note is secured by a first priority security interest over the membership interests in Alternative Solutions and the Oasis LLCs, as well as by the assets of the Oasis LLCs.  The Oasis Note bears interest at the rate of 6% per annum and both principal and accrued interest were paid in full in December 2019. We also delivered a confession of judgment to a third party neutral representative of the parties that will become effective, in general, if we default under the Oasis Note.

At the time of closing of the Acquisition Agreement, Alternative Solutions owed certain amounts to a consultant known as 4Front Advisors, LLC (“4Front”). In August 2019, we made a payment to this company to settle this dispute and the Oasis Note was reduced accordingly.

The sellers of the membership interests in Alternative Solutions were also entitled to a $1,000,000 payment from us on May 30, 2020 if the Oasis LLCs had maintained an average revenue of $20,000 per day during the 2019 calendar year. This amount was fully accrued at May 31, 2019. In May 2020, we paid $850,000 of this amount to the sellers and deposited the balance of $150,000 in escrow pending the payment of a state sales and excise tax amount with respect to the pre-closing period. On February 8, 2021, $41,805 was released from escrow to us and $106,195 was released to Serenity Wellness Enterprises, LLC. We then paid the total tax due to the Department of Taxation.

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

Nevada Operations

We own 100% of Alternative Solutions, which is a Nevada-based holding company that owns three separate entities with licenses to operate cannabis businesses within the State of Nevada. Oasis currently operates a retail cannabis dispensary within walking distance to the Las Vegas Strip. Our other subsidiaries, which do business as City Trees Cultivation and City Trees Production, currently operate a small-scale cultivation and product manufacturing facility, as well as a wholesale distribution operation in North Las Vegas. Management expects that the vertically integrated business model will drive strong margins to the bottom line on a large portion of existing sales at the dispensary as the newly expanded Warehouse Facility becomes fully operational. (See section entitled “Expansion of Cultivation Facilities” below).

Oasis’ retail dispensary is a single location operation in Nevada and occupies over 5,000 square feet of an over 20,000 square foot building. This location, which is easily accessible by tourists, is currently open 19.5 hours per day for walk-in / in-store pickup and 19.5 hours per day for curbside orders. It also delivers cannabis to residents between the hours of 8:00 AM and 10:00 PM. The central location provides logistical convenience for delivery to all parts of the Las Vegas valley.

City Trees’ wholesale operations, which occupies approximately 10,000 square feet of a 22,000 square foot warehouse (the “Warehouse Facility”), began sales to third parties in August 2017 and completed construction and received certificate of occupancy for its state-of-the-art extraction facility in December of 2019. It had made sales to over 70 external customers as of May 31, 2021. Its existing product line includes vaporizers, tinctures, ethanol produced THC distillate, and live and cured hydrocarbon concentrates. At present, the City Trees cultivation facility only grows breeding stock to preserve valuable genetics and does not offer its crops for sale or processing. As a result, all raw materials for manufacturing are sourced from third parties.

The New Mexico Licensing Arrangement

On April 29, 2021, Serenity Wellness Products LLC entered into a Licensing Agreement with a company in New Mexico to manufacture and distribute tinctures in New Mexico under our City Trees brand name. In addition, we agreed to manufacture and distribute cannabis infused baked goods, which are products we do not currently offer, under the “Herbal Edibles” brand at our dispensary in Nevada.

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

Internal Growth Strategy

Oasis expects to continue to grow its dispensary market share both organically and by adding additional locations within the Nevada market. Oasis will seek to expand its footprint throughout the state in select locations with access to tourists or in residential areas with above average median income. The locations of the potential acquisitions will only matter to the extent that they are in preferable local jurisdictions. For licensing purposes, the physical location of a cannabis establishment in Nevada may be moved if it remains in the same local municipality or jurisdiction.

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

Dispensary Operations

Oasis opened as a medical cannabis dispensary in 2015 and began retail sales to adults over the age of 21 on July 1, 2017. Customers and patients can browse the selection of inventory on display and ask questions to qualified staff with minimal wait times. The dispensary was renovated in November of 2019. The renovations included updating the sales floor by adding an additional 8 registers, as well as an inventory storage behind the sales staff which allows for a smoother and overall better customer experience within Oasis.

Inventory Management

The revenues of Oasis have increased since the onset of the COVID-19 pandemic. The operations of the Oasis dispensary, however, have changed markedly since the onset of COVID-19. Prior to the pandemic, almost all of the Oasis sales were made in its dispensary. In recent months, approximately 20% of its sales were made via delivery or curbside sales and approximately 80% of sales were made in the dispensary.

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

Home Delivery

Home delivery is currently about 10% of the total sales mix of Oasis. Customers can call or place orders online for both pickup and delivery. The current delivery fees are as follows: $50.00 minimum through $74.99 (subtotal) is a $10.00 delivery fee; $75.00 through $99.99 (subtotal) is a $7.00 delivery fee; and all sales over $100.00 (subtotal) get free delivery. Home deliveries average well over $100 per order, which is about 75% higher than in-store orders. Oasis is centrally located within the Las Vegas valley which makes it roughly equally distant from all areas of town. This allows the store to have a much wider geographic reach than it otherwise would. Many locals work on the Las Vegas Strip close to the store and will shop there when going to and from a shift. Offering delivery also allows them to conveniently make a purchase from Oasis without having to drive past a cannabis store that might be located closer to their homes. Many consumers prefer the convenience of home delivery and this allows Oasis to be their dispensary of choice regardless of how close they live to the store.

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

Marketing Strategy

Oasis uses a variety of methods to reach consumers including billboards, paid digital and video online ads, social media, marketing to rideshare drivers, and social engagement through a calendar of events at its community center called Community Oasis. It also uses radio advertisements to gain extra exposure for special events, such as April 20th and Halloween celebrations. These radio advertisements have proven to be effective and cost efficient only when there is a new event or great offer to share, so they are used only for a limited time and when there is a compelling message. Further, Oasis is recognized as the local choice and has an aggressive rewards program that serves to keep locals engaged in the brand. In order to stay top of mind with their consumers Oasis sends out daily text messages to over 10,000 people and weekly emails to an additional 10,000 people. Oasis employs a Director of Marketing who is responsible for developing and implementing the quarterly marketing strategies that coincide with different seasons and events in Las Vegas.

Cultivation, Production & Wholesale Sales Operations

City Trees’ wholesale laboratory operations are now fully operational, with all oil being manufactured in-house and formulated into a variety of finished products for sale and distribution to retail cannabis stores and medical dispensaries throughout Nevada. The laboratory throughput and design was implemented in such a way that extra capacity could be absorbed by third party toll processing, and as such, City Trees’ is processing approximately 300 pounds of raw material per month for third party vendors between both ethanol and hydrocarbon extraction methods. The entire division processes approximately 1,200 pounds of biomass extracted with ethanol and 500 pounds of biomass extracted with hydrocarbons, monthly. The ability to produce has significantly improved the cost of goods sold for Oasis. (See section entitled “Expansion of Cultivation Facilities” below.)

City Trees’ grow operation cultivates plants for breeding and preserves quality stock and does not harvest its plants for either production or for sale to third parties. Some of these cultivars are High Times Cannabis Cup Winners which provide intrinsic value for not only breeding but for possible licensing deals with exclusive rights and/or access. In January 2021, City Trees launched a new division, Trichome Harvest Company, specializing in toll processing for regional and national cannabis brands licensed in the state of Nevada with a variety of transaction types and negotiable terms.

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

Product Line

City Trees offers the following product lines to its wholesale customers:

●The vaporizer, live and cured concentrate product line consists of proprietary blends of cannabis oil and terpenes filled into custom branded City Trees vaporizers that utilize ceramic heating technology to deliver clean, even heat without using a wick like most traditional vaporizers. We recently launched six new flavors, including Mango Haze, GMO, Cherry Cola, LV Confidential, Gasolina and cucumber melon.

●The City Trees line of tinctures includes a 1 to 1 to 1 CBD to THC to CBG ratio, 20 to 1 and 1 to 1 CBD to THC ratios, as well as THC only versions. The tinctures are available in four different carriers and flavors, MCT oil, agave nectar, chocolate agave nectar and orange cream.

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

The Director of Laboratory Operations has gained important skills and knowledge through experience with all areas needed to run a successful cultivation and extraction operation. These include indoor warehouse, outdoor, greenhouse, greenhouse light deprivation, meristem tissue culture, hydroponic irrigation/fertigation, DWC, coco, soil, rockwool, no-till, organic and synthetic feedings, and non-solvent, hydrocarbon, ethanol, and CO2 extraction respectively. With these skills and knowledge, we expect the Company to continue to develop unique, new strains that are only available to City Trees and will build on the current knowledge of the organization through testing new techniques and technologies in a small research and development room within the cultivation facility. The previous experience of the management team of CLS Nevada, along with independent consultation, is the basis for Oasis’ proprietary standard operating procedures that we believe will ensure consistent quality and yield performance.

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

The following table describes the key components of the supply chain for City Trees products:

Raw Material Item	Description	# of Suppliers	Pricing	Internal Sourcing
Raw Cannabis Trim	Raw cannabis leaf that is trimmed from raw flowers that will be sold directly to consumers. Trim makes up the majority of what is extracted into oil.	8+	Wholesale prices are currently in the range of $200 - $450 per pound. Target pricing is $220 per pound in order to match the cost of sourcing finished bulk oil.	Gradually increasing amount will be sourced internally upon completion of Phase 1 and Phase 2.
Raw Cannabis Flower

Raw cannabis flower is typically trimmed, packaged and sold to consumers or it is rolled into pre-rolled joints, packaged and sold to consumers. City Trees is currently purchasing cured and fresh frozen flower for extraction of its hydrocarbon concentrates.

		5+	Wholesale prices for extraction material currently range from $300 - $600 per pound.	Gradually increasing amount will be sourced internally for City Trees upon completion of Phase 1 and Phase 2.
Bulk Distillate Cannabis Oil	Cannabis oil refined through distillation processes that maximize potency and remove impurities.	1	Wholesale prices currently range from $7 - $9 per gram.	City Trees produces 100% of its own bulk distillate cannabis oil for all its products and also wholesales bulk liters through its toll processing division.
Custom All-in-One Disposable Vaporizer Pens	Cannabis oil vaporizer “pens” with ceramic heating that contain a single use battery charge customized with City Trees logos and imagery.	2	$3.66 each	N/A
Vaporizer Pen Cartridges and Custom Batteries	Cannabis oil vaporizer cartridges with ceramic heating that attach to a rechargeable battery customized with City Trees logos and imagery.	2	Cartridges: $1.95 each Custom Batteries: $5.75 each	N/A
Botanical Terpenes	Natural compounds found in essential oils of plants with strong fragrance and flavor. Some terpenes have been shown to be biologically active with specific effects	2	Isolated Terpenes: $130-$770 per kilogram	Some terpenes will be sourced internally through a fractional distillation process.
CBD Isolate	Cannabidiol (CBD) in powder form that is 99.9% pure CBD	2	Wholesale prices range from $600 ‑ $900 per kilogram	N/A

Intellectual Property

Domains

We have protected Internet domain names with the following registered domains as of the date of this Prospectus:

●	https://www.clsholdingsinc.com/

●	https://oasiscannabis.com/

●	http://www.citytrees.com/

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

Employees

As of July 15, 2021, the Oasis LLCs had 87 employees in total, 81 of which are full-time employees and 6 of which are part-time employees. The employees are distributed among the following departments:

Nevada Market Administration	Number of Employees
Administrative	4
Accounting	4

Oasis Cannabis Retail
Product Sales and Customer Service	25
Inventory Control	8
Dispatch / Delivery	11
Safety / Security	5
Management / Leadership	1
Communications / Marketing	2

City Trees Wholesale
Wholesale Sales and Distribution	6
Leadership	4
Cultivation / Product Manufacturing	6
Fulfillment	6
Inventory Control	2
Safety / Security	2
Communications / Marketing	1

Total Employees	87

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

As a result of the COVID-19 pandemic, we initially furloughed 23 of our employees, including 19 dispensary employees and 4 employees of City Trees. As our dispensary and our City Trees’ revenues have steadily improved and now exceed pre-COVID-19 levels, we have rehired all the furloughed employees who wished to return and have replaced all of the jobs lost at the onset of the pandemic.

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

Regulation and Licensure

Despite 36 states, the District of Columbia, and four U.S. territories having legalized or decriminalized cannabis use for recreational or medical purposes, the prescription, use and possession of cannabis remains illegal under federal law. As such, although we will only operate processing facilities in states that permit the possession, sale and use of cannabis, certain activities of our business, including the possession of cannabis for processing and the sale of cannabis concentrates, will be in violation of federal law.

Enforcement of United States Federal Laws

In the United States, cannabis is highly regulated at the state level. To our knowledge, over half of the United States of America, plus the District of Columbia, and four territories have legalized cannabis in some form, including recreational use of cannabis in many states. Additional states have legalized CBD, low THC oils for a limited class of patients. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act (codified in 21 U.S.C.A. Section 812). Under United States federal law, a Schedule I drug is considered to have a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the substance under medical supervision. Federal law prohibits commercial production and sale of all Schedule I controlled substances, and as such, cannabis-related activities, including without limitation, the importation, cultivation, manufacture, distribution, sale and possession of cannabis that remain illegal under U.S. federal law. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor provide a defense to any federal proceeding brought against the Company. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonments.

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

William Barr served as United States Attorney General from February 14, 2019 to December 23, 2020. The DOJ under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. On March 11, 2021, United States President Biden’s nominee, Merrick Garland was sworn in as the U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. It is unclear what impact, if any, the new administration will have on U.S. federal government enforcement policy on cannabis. Nonetheless, there is no guarantee that the position of the Department of Justice will not change.

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

United States Enforcement Proceedings

An appropriations rider contained in the fiscal year 2015, 2016, 2017, 2018, 2019, 2020 and 2021 Consolidated Appropriations Acts (formerly known as the “Rohrabacher-Farr Amendment”; now known as the “Rohrabacher-Blumenauer Amendment” and currently proposed for the next appropriations rider as the “Joyce Amendment”, referred to herein as the “Amendment”) provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOJ cannot expend funds to prosecute state-law-abiding medical cannabis operators complying strictly with state medical cannabis laws. The Amendment prohibits the federal government from using congressionally appropriated funds to prevent states from implementing their own medical cannabis laws. Previously the Amendment was extended until December 8, 2018, as part of the passage of an emergency aid package. The Amendment has now been renewed and is effective through September 30, 2021. Through his signing statement, former President Trump reiterated that the Department of Justice may not use any funds to prevent implementation of medical cannabis laws by various States and territories, and “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” Continued reauthorization of the Amendment is predicated on future political developments and cannot be guaranteed. If the Amendment expires, federal prosecutors could prosecute even state-compliant medical cannabis operators for conduct within the five-year statute of limitations. The Amendment does not protect state legal adult-use cannabis businesses and the DOJ may spend funds to prosecute persons that are operating in accordance with state adult use cannabis laws. However, the United States Congress also passed the Blumenauer-McClintock-Norton-Lee Amendment which would provide legal protection for all state legal cannabis activities. It is unclear whether the amendment language will be included in the Senate appropriations language. Various other pieces of legislation have been introduced by members of Congress that would legalize cannabis at a federal level, although it is uncertain if any of the proposed bills will gain any traction.

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

Although we are not able to obtain bank financing in the U.S. or financing from other U.S. federally regulated entities, we currently have access to equity financing through the private markets in Canada and in the United States. Since the use of cannabis is illegal under U.S. federal law, and in light of concerns in the banking industry regarding money laundering and other federal financial crime related to cannabis, U.S. banks have been reluctant to accept deposit funds from businesses involved with the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Likewise, cannabis businesses have limited, if any, access to credit card processing services. As a result, cannabis businesses in the U.S. are largely cash-based. This complicates the implementation of financial controls and increases security issues.

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

State-Level Overview

The following sections present an overview of market and regulatory conditions for the cannabis industry in the state of Nevada, in which we have an operating presence in, and is presented as of July 2020, unless otherwise indicated. Although our activities are compliant with applicable United States state and local law, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under United States federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

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

Nevada Summary

Medical Cannabis Program

Nevada has a medical cannabis program and passed an adult-use legalization through the ballot box in November 2016. In 2000, Nevada voters passed an amendment to the Nevada state constitution allowing physicians to recommend cannabis for an inclusive set of qualifying conditions including chronic pain and created a limited non-commercial medical cannabis patient/caregiver system. Senate Bill 374, which passed the legislature and was signed by the Governor in 2013, expanded this program and established a for-profit regulated medical cannabis industry.

The Nevada Division of Public and Behavioral Health licensed medical cannabis establishments up until July 1, 2017 when the state’s medical cannabis program merged with adult-use cannabis enforcement under the Nevada Department Of Taxation. In 2019 Nevada Governor established the Cannabis Compliance Board which took over the regulation of cannabis on July 1, 2020. In 2014, Nevada accepted medical cannabis business applications and a few months later the Division approved 182 cultivation licenses, 118 licenses for the production of edibles and infused products, 17 independent testing laboratories, and 55 medical cannabis dispensary licenses. The number of dispensary licenses was then increased to 66 by legislative action in 2015. In 2017 these medical cannabis establishments were able to apply for and obtain retail cannabis licenses of the same type (cultivation, production, laboratory or dispensary). From September 7, 2018 to September 20, 2018 Nevada began accepting retail cannabis store business applications and shortly thereafter in December 2018, the State of Nevada awarded sixty-one (61) retail cannabis store licenses. The application process was merit-based, competitive, and is currently closed. Residency is not required to own or invest in a Nevada medical cannabis business or recreational cannabis business. In addition, vertical integration is neither required nor prohibited. Nevada’s medical law includes patient reciprocity, which permits medical patients from other states to purchase cannabis from Nevada dispensaries. Nevada also allows for dispensaries to deliver medical cannabis to patients.

Each medical cannabis establishment must maintain a medical cannabis establishment registration certificate with the CCB. Among other requirements, there are minimum liquidity requirements and restrictions on the geographic location of a medical cannabis establishments as well as restrictions relating to the age and criminal background of employees, owners, officers and board members of the establishment. All employees must be over 21 and all owners, officers and board members must not have any previous felony convictions or had a previously granted medical cannabis registration revoked. Additionally, each volunteer, employee, owner, officer and board member of a medical cannabis establishment must be registered with the CCB as a medical cannabis agent and hold a valid medical cannabis establishment agent card. The establishment must have adequate security measures and use an electronic verification system and inventory control system. If the medical cannabis establishment will sell or deliver edible cannabis products or cannabis-infused products, proposed operating procedures for handling such products which must be preapproved by the CCB.

In response to the rescission of the Cole Memorandum, former Nevada Attorney General Adam Laxalt issued a public statement, pledging to defend the law after it was approved by voters. Former Nevada Governor Brian Sandoval also stated, “Since Nevada voters approved the legalization of recreational cannabis in 2016, I have called for a well-regulated, restricted and respected industry. My administration has worked to ensure these priorities are met while implementing the will of the voters and remaining within the guidelines of both the Cole and Wilkinson federal memos,” and that he would like for Nevada to follow in the footsteps of Colorado, where the U.S. attorneys do not plan to change the approach to prosecuting crimes involving recreational cannabis.

To our knowledge, there have not been any additional statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Nevada.

In determining whether to issue a medical cannabis establishment registration certificate pursuant to NRS 453A.322, the Nevada Division of Public and Behavioral Health or the Nevada Department of Taxation, in addition the application requirements set out, considered the following criteria of merit:

(a)	the total financial resources of the applicant, both liquid and illiquid;

(b)

the previous experience of the persons who are proposed to be owners, officers or board members of the proposed medical cannabis establishment at operating other businesses or non- profit organizations;

(c)	the educational achievements of the persons who are proposed to be owners, officers or board members of the proposed medical cannabis establishment;

(d)

any demonstrated knowledge or expertise on the part of the persons who are proposed to be owners, officers or board members of the proposed medical cannabis establishment with respect to the compassionate use of cannabis to treat medical conditions;

(e)	whether the proposed location of the proposed medical cannabis establishment would be convenient to serve the needs of persons who are authorized to engage in the medical use of cannabis;

(f)	the likely impact of the proposed medical cannabis establishment on the community in which it is proposed to be located;

(g)	the adequacy of the size of the proposed medical cannabis establishment to serve the needs of persons who are authorized to engage in the medical use of cannabis;

(h)	whether the applicant has an integrated plan for the care, quality and safekeeping of medical cannabis from seed to sale;

(i)

the amount of taxes paid to, or other beneficial financial contributions made to, the State of Nevada or its political subdivisions by the applicant or the persons who are proposed to be owners, officers or board members of the proposed medical cannabis establishment; and

(j)	any other criteria of merit that the Division determines to be relevant.

A medical cannabis registration certificate expires one year after the date of issuance and may be renewed upon resubmission of the application information to the CCB and a payment of the renewal fee.

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

Adult-Use Retail Cannabis Program

The sale of cannabis for adult-use in Nevada was approved by ballot initiative on November 8, 2016. Nevada Revised Statute 453D required the NV DOT to begin receiving applications for the licensing of cannabis establishments on or before January 1, 2018. Title 56 of Nevada Revised Statutes and Nevada Cannabis Compliance Regulations (NCCR)exempts a person who is 21 years of age or older from state or local prosecution for possession, use, consumption, purchase, transportation or cultivation of certain amounts of cannabis.

In February 2017, the Nevada Department of Taxation announced plans to issue “early start” recreational cannabis establishment licenses in the summer of 2017. Beginning on July 1, 2017, these licenses allowed cannabis establishments holding both a retail cannabis store and dispensary license to sell their existing medical cannabis inventory as either medical or adult-use cannabis. Starting July 1, 2017, medical and adult-use cannabis have incurred a 15% excise tax on the first wholesale sale (calculated on the fair market value) and adult-use cannabis have incurred an additional 10% special retail cannabis sales tax in addition to any general state and local sales and use taxes. Effective July 1, 2019, revenue collected from the 10% excise tax on retail cannabis stores is deposited into the State Distributive School Account in the State General Fund.

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

On January 16, 2018, the Marijuana Enforcement Division of the NV DOT issued final rules governing its adult-use cannabis program, pursuant to which up to sixty-six (66) permanent adult-use cannabis dispensary licenses were to be issued. That application period occurred in September 2018 and there is ongoing litigation relating to that licensing process that is currently pending appeal through Nevada’s state courts.

Under Nevada’s adult-use cannabis law, the CCB licenses cannabis cultivation facilities, product manufacturing facilities, distributors, retail stores and testing facilities. After merging medical and adult-use cannabis regulation and enforcement into the Marijuana Enforcement Division of the Department of Taxation in 2017, Governor Sisolak has now created the single regulatory agency known as the “Cannabis Compliance Board” that took over the regulation of the program on July 1, 2020. For the first 18 months of retail cannabis starting in 2017, applications to the Department for adult-use establishment licenses were only accepted from existing medical cannabis establishment certificate holders and existing liquor distributors for the adult-use distribution license, but in September 2018 applications for retail cannabis stores were accepted and conditional licenses were issued in December 2018. In enforcing the new regulations, the CCB has filed formal complaints against several licensees for various violations of the NCCR. The CCB has sought significant monetary penalties, and suspension or revocation of certain cannabis licenses.

There are five types of retail cannabis establishment licenses under Nevada’s retail cannabis program:

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

The NV DOT conducted public consultation and received public comments on the Revised Proposed Adult-Use Marijuana Regulation (LCB File No. R092-17) dated December 13, 2017 (the “Nevada Adult-Use Regulation”). On February 27, 2018, the NV DOT adopted the Nevada Adult-Use Regulations and the NV DOT began accepting applications for adult-use cannabis registration certificates shortly thereafter. In December of 2018, the Department of Taxation awarded 61 conditional retail cannabis store licenses throughout the State of Nevada. There is ongoing litigation regarding the issuance of these licenses.

In determining who shall receive a license for a retail cannabis store in response to the request for applications made pursuant to NAC 453D.260, the Department ranked the applications in order from first to last based on compliance with NAC 453D and chapter 453D of NRS and on the following content:

a.	Whether the owners, officers or board members have experience operating another kind of business that has given them experience which is applicable to the operation of a cannabis establishment;

b.	The diversity of the owners, officers or board members of the proposed cannabis establishment;

c.	The educational achievements of the owners, officers or board members of the proposed cannabis establishment;

d.	The financial plan and resources of the applicant, both liquid and illiquid;

e.	Whether the applicant has an adequate integrated plan for the care, quality and safekeeping of cannabis from seed to sale;

f.

The amount of taxes paid and other beneficial financial contributions, including, without limitation, civic or philanthropic involvement with this State or its political subdivisions, by the applicant or the owners, officers or board members of the proposed cannabis establishment;

g.

Whether the owners, officers or board members of the proposed cannabis establishment have direct experience with the operation of a medical cannabis establishment or cannabis establishment in this State and demonstrated a record of operating such an establishment in compliance with the laws and regulations of this State for an adequate period of time to demonstrate success;

h.	The experience of key personnel that the applicant intends to employ in operating the type of cannabis establishment for which the applicant seeks a license; and

i.	Any other criteria that the Department determines to be relevant.

In response to the ever-changing cannabis industry, Governor Sisolak has signed Assembly Bills: 132, 466, and 533 along with Senate Bills: 346, and 545, amongst others, all relating to the cannabis industry in the State of Nevada.

Assembly Bill 132, which went into effect on January 1, 2020, provides that it is unlawful for an employer to refuse/fail to hire a prospective employee who submitted to a drug test and the results showed a presence of cannabis. AB 132 does not apply to persons applying to be a firefighter or medical tech, whom operates a motor vehicle or a person whose employment affects the safety of others.

Assembly Bill 466 requires the creation of a pilot program to facilitate certain financial transactions relating to cannabis. AB 466 began on October 1, 2019 and is set to expire, by limitation, on June 23, 2023. The goals of AB 466 are to give cannabis establishments a financial institution that will allow them to continue to strive towards reducing the risk to the safety and welfare of the public that is seen when large sums of cash are present, provide cannabis establishments with a safe way to pay taxes, prevent revenue from going to criminal enterprises and prevent the distribution of cannabis to minors. AB 466 has built in reporting provisions which state that the State Treasurer shall submit to the Director of the Legislative Counsel Bureau a report about the pilot program before December 1, 2020 and every six (6) months thereafter. The Nevada legislature meets every two years and convened on February 1, 2021. Although it is impossible to predict with certainty, we anticipate that due to the heavy lobbying efforts by the cannabis industry that there will be several cannabis related issues addressed during the 2021 legislative session. Some issues that may be addressed at the session that could impact our business activities involve transfers of ownership in publicly traded companies and the issuance of securities by publicly traded companies.

Assembly Bill 533 was approved by Governor Sisolak on June 12, 2018. Included in AB 533 is Section 52 which calls for the creation of the Cannabis Advisory Commission (CAM) and the Cannabis Compliance Board (CCB). Any reference to NV DOT and the need for NV DOT approval discussed herein, now means that CCB approval is required. The CAM shall be comprised of Officers and Members appointed by the Governor. The purpose of the CAM is to study issues and make recommendations to the CCB in regard to cannabis regulations. Additionally, the CAM will recommend to the CCB any guidelines, rules or regulations or changes to existing ones. Furthermore, the CAM will study the distribution of licenses, emerging technologies for collecting data and recommend to the board any statutory changes that the Commission determines to be appropriate. The CCB was created as a part of Section 54 of Assembly Bill 533. AB 533 calls for the authority to license and regulate persons and establishments involved in the cannabis industry in this State to be transferred to the Cannabis Compliance Board. The CCB consists of five (5) members appointed by Governor Sisolak. The Nevada legislature modeled the CCB after the successful Nevada Gaming Control Board. The CCB licenses, registers and regulates cannabis establishments and those who are engaged in the production and/or sale of cannabis and cannabis products. Additionally, section 65 of AB 533 outlines the procedures by which the CCB can adopt regulations and provides the procedure by which the Legislative Commission can review those regulations. Among other things, the CCB regulates ownership of cannabis companies and requires approvals of and regulatory filings by certain owners of cannabis companies, which requirements remain subject to change and interpretation. There is a major private equity fund that has invested in us, and we recently learned that the CCB is requiring an officer of that fund to make a submission to it and be vetted by it. This submission is now in process. Section 57 of AB 533 outlines that the CCB can perform certain audits of the accounts, programs, funds, activities, and functions of the licensees or they are authorized to require the Department of Taxation to do so. Section 68 provides the procedures for disciplinary actions if a cannabis establishment violates any provision or has an unsatisfactory audit.

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

Senate Bill 430 amends NRS 453A.050 to further expand the definition of chronic or debilitating medical condition as it is defined in relation to the medical use of cannabis. The new definition includes: an anxiety disorder, autism spectrum disorder, autoimmune disease, dependence upon opioids, anorexia, medical condition related to acquired immune deficiency syndrome (AIDS) or the human immunodeficiency virus (HIV) and a neuropathic condition. As mentioned previously, NRS 453A.050 continues to protect a person lawfully consuming medical cannabis from state prosecution for the possession, delivery or production of cannabis.

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

The retail product manufacturing license permits its holder to acquire, possess, manufacture, deliver, transfer, transport, supply, or sell edible cannabis products or cannabis infused products to other retail cannabis production facilities or retail cannabis stores

Reporting Requirements

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

Transportation

In Nevada, cannabis may only be transported from a licensed cultivation or production facility by a licensed cannabis distributor. Prior to transporting the cannabis or cannabis products, the distributor must complete a trip plan which includes: the agent name and registration number providing and receiving the cannabis; the date and start time of the trip; a description, including the amount, of the cannabis or cannabis products being transported; and the anticipated route of transportation.

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

There is no load limit on the amount or weight of cannabis and cannabis products that are being transported by a licensed cannabis distributor. Cannabis distributors are required to adhere to CCB regulations and those required through their insurance coverage. The motor vehicle which a cannabis distributor uses to transport cannabis shall be equipped with an audible car alarm. When transporting by vehicle, cannabis and cannabis product must be in a lockbox or locked cargo area. A trunk of a vehicle is not considered secure storage unless there is no access from within the vehicle and it is not the same key access as the vehicle. Live plants can be transported in a fully enclosed, windowless locked trailer or secured area inside the body/compartment of a locked van or truck so that they are not visible to the outside. If the value of the cannabis and cannabis products being transported by vehicle is in excess of $25,000 (the insured fair market value per the shipping manifest), the transporting vehicle will have no less than two (2) of the cannabis distributor’s cannabis establishment agent registration cardholders involved in the transportation. All cannabis and cannabis product must be tagged for purposes of inventory tracking with a unique identifying label as required by the CCB and remain tagged during transport. This unique identifying label should be similar to the stamp for cigarette distribution. All cannabis and cannabis products when transported by vehicle must be transported in sealed packages and containers and remain unopened during transport. All cannabis and cannabis product transported by vehicle should be inventoried and accounted for in the inventory tracking system. Loading and unloading of cannabis and cannabis products from the transporting vehicle must be within view of existing video surveillance systems prior to leaving the origination location. Security requirements are required for the transportation of cannabis and cannabis products.

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

Licenses in the State of Nevada

Holding Entity	Permit/License	Location City	Expiration/Renewal Date	Description
Serenity Wellness Center LLC d/b/a Oasis Cannabis	D90 - Medical Marijuana Dispensary License #: M66-00051	Las Vegas	01/01/2022	City of Las Vegas Marijuana Business License for a Medical Dispensary
Serenity Wellness Center LLC d/b/a Oasis Cannabis	R90 - Retail Marijuana Store (Rec Sales) License # M66-00052	Las Vegas	01/01/2022	City of Las Vegas Marijuana Business License for a Retail Marijuana Store
Serenity Wellness Center LLC d/b/a Oasis Medical Cannabis	Medical Marijuana Registration Certificate: # 02916424476864783141 MME Code: D046		06/30/2022	State of NV Final Registration Certificate – Medical Marijuana Dispensary Establishment
Serenity Wellness Center LLC d/b/a Oasis Medical Cannabis	Retail Marijuana Store License #: 55910347793434478299 ME Code: RD046		06/30/2022	State of NV – Retail Marijuana Store License
Oasis Cannabis	G50 – General Retail Sales Drug Paraphernalia License #: G66-07378	Las Vegas	**08/01/2021	City of Las Vegas general retail sales license
Community Oasis LLC	A51 – Automated Teller Operator License #: G63-09197	Las Vegas	12/01/2021	City of Las Vegas license to operate an automated teller
Serenity Wellness Products LLC d/b/a City Trees	MM Production – GS License #: BL105437	North Las Vegas	10/31/2021 *Renews every 90 days	City of North Las Vegas Marijuana Production License
Serenity Wellness Products LLC d/b/a City Trees	RM Rec Production – GS License #: BL111296	North Las Vegas	10/31/2021 *Renews every 90 days	City of North Las Vegas Marijuana Production License
Serenity Wellness Products LLC d/b/a City Trees	Marijuana Distributor License #: 2020313713	Henderson	09/30/2021	City of Henderson Marijuana Distributor License
Serenity Wellness Products LLC d/b/a City Trees	Medical Marijuana Registration Certificate: # 40297970315350477547 MME Code: P024		06/30/2022	State of NV Final Registration Certificate – Medical Marijuana Production Establishment
Serenity Wellness Products LLC d/b/a City Trees	Retail Marijuana Product Manufacturing License #: 79484750509886968559 ME Code: RP024		06/30/2022	State of NV Retail Marijuana Product Manufacturing License
Serenity Wellness Products LLC d/b/a City Trees	Retail Marijuana Distributor License #: 61611537222691531848 ME Code: T073		06/30/2022	State of NV Retail Marijuana Distributor License
Serenity Wellness Products LLC d/b/a City Trees	Z90 - Medical Marijuana Production Facility OLV Marijuana Production License #: M65-00015		01/01/2022	City of Las Vegas license required to sell to dispensaries within its jurisdiction

Holding Entity	Permit/License	Location City	Expiration/Renewal Date	Description
Serenity Wellness Growers LLC d/b/a City Trees	MM Cultivation - GS License #: BL105436	North Las Vegas	10/30/2021 *Renews every 90 days	City of North Las Vegas Marijuana Cultivation License
Serenity Wellness Growers LLC d/b/a City Trees	RM Rec Cultivation – GS License #: BL111295	North Las Vegas	10/30/2021 *Renews every 90 days	City of North Las Vegas Marijuana Cultivation License
Serenity Wellness Growers LLC d/b/a City Trees	Medical Marijuana Registration Certificate: 36161311931874315998 MME Code: C039		06/30/2022	State of NV Medical Marijuana Cultivation Facility Registration Certificate
Serenity Wellness Growers LLC d/b/a City Trees	Retail Marijuana Cultivator License #: 77486514896179438118 ME Code: RC039		06/30/2022	State of NV Retail Marijuana Cultivator License
Serenity Wellness Growers LLC d/b/a City Trees	X90 – Medical Marijuana Cultivation Facility OLV License #: M65-00014	Las Vegas	01/01/2022	City of Las Vegas license required to sell cannabis within its jurisdiction

** Renewal payment sent but new license not yet received.

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

We, together with external state and local regulatory/compliance counsel, will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures. While our operations are in material compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under United States federal law. For the reasons described above and the risks further described in the “Risk Factors” section below, there are significant risks associated with the business of the Company. Readers are strongly encouraged to carefully read all of the risk factors contained in the “Risk Factors” section below.

Although state-licensed businesses engaged in such activities are currently proceeding largely free from federal prosecution and recently-enacted federal spending legislation prohibits the Department of Justice from using federal funds to prevent states from implementing their own cannabis laws, changes in congress or in the executive administration, including presidential elections, could result in changes to current federal enforcement policies regarding cannabis-related activities which are legal under certain state laws. Therefore, by operating the business, we will face the possibility of civil and criminal sanctions.

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

PROPERTIES

The mailing address of our principal executive office is 11767 South Dixie Highway, Suite 115, Miami, Florida 33156. Alternative Solutions and the Oasis LLCs lease space for a dispensary and administrative offices at 1800 Industrial Road, Suites 100, 102, 160, and 180, Las Vegas, Nevada 89102, and for a cultivation and processing facility at 203 E. Mayflower Avenue, North Las Vegas, Nevada 89030.

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

Risks Related to the Cannabis Industry

Cannabis continues to be a Controlled Substance under the United States Federal Controlled Substances Act and our business may result in federal civil or criminal prosecution.

We are directly engaged in the medical and adult-use cannabis industry in the U.S. where local state law permits such activities however all such activities remain illegal under federal law in the U.S. Investors are cautioned that in the U.S., cannabis is highly regulated at the state level. To our knowledge, there are to date 36 states, the District of Columbia, and four U.S. territories that have legalized medical cannabis in some form, including Nevada, although not all states have fully implemented their legalization programs. Fifteen states and the District of Columbia have legalized cannabis for adult use. Additional states have legalized high-cannabidiol (“CBD”), low THC oils for a limited class of patients. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act. Under United States federal law, a Schedule I drug is considered to have a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the substance under medical supervision. Federal law prohibits commercial production and sale of all Schedule I controlled substances, and as such, cannabis-related activities, including without limitation, the importation, cultivation, manufacture, distribution, sale and possession of cannabis remain illegal under U.S. federal law. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. Strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under U.S. federal law, nor provide a defense to any federal proceeding brought against us. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.

An appropriations rider contained in the fiscal year 2015, 2016, 2017, 2018, 2019, 2020 and 2021 Consolidated Appropriations Acts (formerly known as the “Rohrabacher-Farr Amendment”; now known as the “Rohrabacher-Blumenauer Amendment” and currently proposed for the next appropriations rider as the “Joyce Amendment”, referred to herein as the “Amendment”) provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the U.S. Department of Justice (the “DOJ”) cannot expend funds to prosecute state-law-abiding medical cannabis operators complying strictly with state medical cannabis laws. The Amendment prohibits the federal government from using congressionally appropriated funds to prevent states from implementing their own medical cannabis laws. The Rohrabacher Amendment was renewed for fiscal year 2021 and it shall remain valid through September 30, 2021. Continued reauthorization of the Amendment is predicated on future political developments and cannot be guaranteed. If the Amendment expires, federal prosecutors could prosecute even state-compliant medical cannabis operators for conduct within the five-year statute of limitations. The Amendment does not protect state legal adult-use cannabis businesses and the DOJ may spend funds to prosecute persons that are operating in accordance with state adult use cannabis laws.

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

William Barr served as United States Attorney General from February 14, 2019 to December 23, 2020. The DOJ under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. On March 11, 2021, United States President Biden’s nominee, Merrick Garland was sworn in as the U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. It is unclear what impact, if any, the new administration will have on U.S. federal government enforcement policy on cannabis. Nonetheless, there is no guarantee that the position of the Department of Justice will not change.

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

In addition, on November 24, 2017, the TMX Group provided an update regarding issuers with cannabis-related activities in the United States and confirmed that TMX Group will rely on the Canadian Securities Administrators’ recommendation to defer to individual exchange’s rules for companies that have cannabis-related activities in the United States and to determine the eligibility of individual issuers to list based on those exchanges’ listing requirements. On February 8, 2018, CDS signed a memorandum (the “CDS MOU”) with Aequitas NEO Exchange Inc., CNSX Markets Inc., TSX Inc., and TSX Venture Exchange Inc. (collectively, the “Exchanges”). The CDS MOU outlines CDS’ and the Exchanges’ understanding of Canada’s regulatory framework applicable to the rules and procedures and regulatory oversight of the Exchanges and CDS. The CDS MOU confirms, with respect to the clearing of listed securities, that CDS relies on the Exchanges to review the conduct of listed issuers. As a result, there currently is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the U.S.

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

The success of our business strategy depends on the legality of the cannabis industry. The political environment surrounding the cannabis industry in general can be volatile and the regulatory framework remains in flux. To our knowledge, there are to date 36 states, the District of Columbia, and four U.S. territories that have legalized cannabis in some form, including Nevada, and additional states have pending legislation regarding the same; however, the risk remains that a shift in the regulatory or political realm could occur and have a drastic impact on the industry as a whole, adversely impacting our business, results of operations, financial condition or prospects.

Delays in enactment of new state or federal regulations could restrict our ability to reach strategic growth targets and lower return on investor capital. Our strategic growth strategy is reliant upon certain federal and state regulations being enacted to facilitate the legalization of medical and adult-use cannabis. If such regulations are not enacted, or enacted but subsequently repealed or amended, or enacted with prolonged phase-in periods, our growth target, and thus, the effect on the return of investor capital, could be detrimental. We are unable to predict with certainty when and how the outcome of these complex regulatory and legislative proceedings will affect its business and growth.

Further, there is no guaranty that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, our business, results of operations, financial condition and prospects would be materially adversely affected. It is also important to note that local and city ordinances may strictly limit and/or restrict disbursement of cannabis in a manner that will make it extremely difficult or impossible to transact business that is necessary for the continued operation of the cannabis industry. Federal actions against individuals or entities engaged in the cannabis industry or a repeal of applicable cannabis related legislation could adversely affect us and our business, results of operations, financial condition and prospects.

We are aware that multiple states are considering special taxes or fees on businesses in the cannabis industry. It is a potential yet unknown risk at this time that other states are in the process of reviewing such additional fees and taxation. This could have a material adverse effect upon our business, results of operations, financial condition or prospects.

The commercial, medical and adult-use cannabis industries are in their infancy and we anticipate that such regulations will be subject to change as the jurisdictions in which we do business matures. We have in place a detailed compliance program overseen and maintained by external state and local regulatory/compliance counsel. Our internal compliance team (consisting of managers for each respective business unit) implements the compliance program.

Our internal compliance team oversees training for all employees, including on the following topics:

•compliance with state and local laws

•safe cannabis use

•dispensing procedures

•security and safety policies and procedures

•inventory control

•quality control

•transportation procedures

Our compliance program emphasizes security and inventory control to ensure strict monitoring of cannabis and inventory from delivery by a licensed distributor to sale or disposal. Only authorized, properly trained employees are allowed to access our computerized seed-to-sale system.

Additionally, we have created comprehensive standard operating procedures that include detailed descriptions and instructions for monitoring inventory at all stages of development and distribution. We will continue to monitor compliance on an ongoing basis in accordance with its compliance program, standard operating procedures, and any changes to regulation in the cannabis industry.

Overall, the medical and adult-use cannabis industry is subject to significant regulatory change at both the state and federal level. The inability of the Company to respond to the changing regulatory landscape may cause it to not be successful in capturing significant market share and could otherwise harm its business, results of operations, financial condition or prospects.

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

The recent outbreak of the coronavirus, or COVID-19, which has been declared by the World Health Organization to be a “pandemic,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, and our customers may be prevented from purchasing our products, due to shutdowns, “stay at home” mandates or other preventative measures that may be requested or mandated by governmental authorities. On March 20, 2020, Nevada Governor Sisolak ordered all cannabis dispensaries to close their retail operations and we became limited to delivery-only retail sales. Although we are now permitted to make curbside and limited in-store, we were initially adversely affected by these limitations. Our wholesale business has also been adversely affected due to the impact of the pandemic on the businesses or our wholesale customers. While it is not possible at this time to estimate the impact that COVID-19 (or any other actual or potential pandemic) could have on our business, or the duration of the pandemic, the continued spread of COVID-19 (or any other actual or potential pandemic) and the measures taken by the U.S. federal and state governments, could disrupt the manufacture or sale of our products and adversely impact our business, financial condition or results of operations. It could also affect the health and availability of our workforce at our facilities, as well as those of our suppliers, wholesale and retail customers. Because cannabis remains federally illegal, we are not eligible to participate in any federal government relief programs (such as Small Business Administration loans that were recently announced) resulting from COVID-19 or any other actual or potential pandemic.

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

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our ability to successfully operate due to, among other factors:

●a general decline in business activity of cannabis dispensaries;

●the destabilization of markets that could negatively impact our customer and user growth and limit access to capital and credit markets which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and

●a deterioration in our ability to ensure business continuity during a disruption.

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

We had negative cash flow for the financial year ended May 31, 2021.

We had negative operating cash flow for the financial year ended May 31, 2021. To the extent that we have negative operating cash flow in future periods, we may need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that we will be able to generate a positive cash flow from our operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Company.

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

The business and activities of the Company are heavily regulated in all jurisdictions where it carries on business. Our operations are subject to various laws, regulations and guidelines by governmental authorities, relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of medical cannabis and cannabis oil, and also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over the activities of the Company, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services. Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by governmental authorities and obtaining all regulatory approvals, where necessary, for the sale of our products. Similarly, the Company cannot predict the time required to secure all appropriate regulatory approvals for its products, or the extent of testing and documentation that may be required by governmental authorities. Any delays in obtaining, or failure to obtain regulatory approvals would significantly delay the development of markets and products and could have a material adverse effect on the business, results of operations and financial condition of the Company.

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

Our business is subject to a variety of laws, regulations and guidelines relating to the manufacture, management, transportation, storage and disposal of cannabis, including laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Achievement of our business objectives are contingent, in part, upon compliance with applicable regulatory requirements and obtaining all requisite regulatory approvals. Changes to such laws, regulations and guidelines due to matters beyond the control of the Company may cause adverse effects to the Company.

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

Changes in laws, regulations and guidelines could have a material adverse effect on our business, results of operations and financial condition.

Our operations are subject to various laws, regulations, guidelines and licensing requirements relating to the production, manufacture, sale, distribution, management, transportation, storage and disposal of medical cannabis, as well as being subject to laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. While to the knowledge of management we are currently in compliance with all such laws, any changes to such laws, regulations, guidelines and policies due to matters beyond the control of the Company could have a material adverse effect on the business, results of operations and financial condition of the Company.

Volatility of industry conditions could have a material adverse effect on our operations.

Industry conditions are influenced by numerous factors over which we have no control, including the level of medical cannabis prices, expectations about future medical cannabis prices and production, the cost of producing and delivering medical cannabis; any rates of declining current production, political, regulatory and economic conditions; alternative fuel requirements; and the ability of medical cannabis companies to raise equity capital or debt financing.

The level of activity in the medical cannabis industry is volatile. No assurance can be given that expected trends in medical cannabis production and sales activities will continue or that demand for medical cannabis will reflect the level of activity in the industry. Any prolonged substantial reduction in medical cannabis prices would likely affect medical cannabis production levels and therefore affect the demand for medical marijuana. A material decline in medical cannabis prices or industry activity could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The introduction of a recreational model for cannabis production and distribution may impact the medical cannabis market. The impact of this potential development may be negative for the Company, and could result in increased levels of competition in its existing medical market and/or the entry of new competitors in the overall cannabis market in which the Company operates.

If the number of users of medical cannabis increases, the demand for products will increase and the Company expects that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, the Company will require a continued high level of investment in research and development, marketing, sales and client support. We may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis which could materially and adversely affect the business, financial condition and results of operations of the Company.

As well, the legal landscape for medical and recreational cannabis is changing internationally. More countries have passed laws that allow for the production and distribution of medical cannabis in some form or another. We have some international partnerships in place, which may be effected if more countries legalize medical cannabis. Increased international competition might lower the demand for our products on a global scale.

New well-capitalized entrants in our industry may develop large-scale operations which will make it difficult for our business to compete and remain profitable.

Currently, the cannabis industry generally is comprised largely of individuals and small to medium-sized entities, however, the risk remains that large conglomerates and companies who also recognize the potential for financial success through investment in this industry could strategically purchase or assume control of larger dispensaries and cultivation facilities. In doing so, these larger competitors could establish price setting and cost controls which would effectively “price out” many of the individuals and small to medium-sized entities who currently make up the bulk of the participants in the varied businesses operating within and in support of the medical cannabis industry. While the trend in most state laws and regulations seemingly deters this type of takeover, this industry remains quite nascent, so what the landscape will be in the future remains largely unknown, which in itself is a risk.

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

We intend to explore a variety of acquisitions and strategic collaborations with existing cannabis growers, dispensaries and related businesses in various states. We are likely to face significant competition in seeking appropriate acquisitions or strategic collaborators, and these acquisitions and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate acquisitions and strategic collaborations on acceptable terms, or at all, and we are unable to predict when, if ever, we will enter into any such acquisitions or strategic collaborations due to the numerous risks and uncertainties associated with them.

Failure to successfully integrate acquired businesses, their products and other assets, or if integrated, failure to further our business strategy, may result in our inability to realize any benefit from such acquisition.

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

We are a holding company.

We are a holding company and essentially all of our assets are the capital stock of our material subsidiaries. As a result, investors in the Company are subject to the risks attributable to its subsidiaries. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of its subsidiaries and investments and the distribution of those earnings to the Company. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of the Company’s material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before the Company.

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

Although the Company expects to generate substantial revenues from its subsidiaries, the subsidiaries are not yet generating a net profit and accordingly, we are therefore expected to remain subject to many of the risks common to early-stage enterprises for the foreseeable future, including challenges related to laws, regulations, licensing, integrating and retaining qualified employees; making effective use of limited resources; achieving market acceptance of existing and future solutions; competing against companies with greater financial and technical resources; acquiring and retaining customers; and developing new solutions. There is no assurance that the Company will be successful in achieving a return on stockholders’ investment and the likelihood of success must be considered in light of the early stage of operations.

Potential reputational risks to third parties could result in difficulties in maintaining our operations.

The parties with which the Company does business may perceive that they are exposed to reputational risk as a result of our medical cannabis business activities. While we have other banking relationships and believe that the services can be procured from other institutions, the Company may in the future have difficulty establishing or maintaining bank accounts or other business relationships. Failure to establish or maintain business relationships could have a material adverse effect on the Company.

Changes in public opinion and perception could negatively affect our business operations.

Government policy changes or public opinion may also result in a significant influence over the regulation of the cannabis industry in the United States or elsewhere. Public opinion and support for medical and adult-use cannabis has traditionally been inconsistent and varies from jurisdiction to jurisdiction. While public opinion and support appears to be rising for legalizing medical and adult-use cannabis, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical cannabis as opposed to legalization in general). A negative shift in the public’s perception of cannabis in the United States or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state jurisdictions to abandon initiatives or proposals to legalize medical and/or adult-use cannabis, thereby limiting the number of new state jurisdictions into which the Company could expand. Any inability to fully implement our expansion strategy may have a material adverse effect on its business, results of operations or prospects.

We may be subject to unfavorable publicity or consumer perception which could negatively affect our results of operations.

We believe the medical cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research or findings, regulatory investigations, litigation, media attention or other publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory investigations, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or other publicity could have a material adverse effect on the demand for medical cannabis and on the business, results of operations, financial condition, cash flows or prospects of the Company. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis in general, or associating the consumption of medical cannabis with illness or other negative effects or events, could have such a material adverse effect. There is no assurance that such adverse publicity reports or other media attention will not arise.

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

We believe that establishing and maintaining the brand identities of products is a critical aspect of attracting and expanding a large customer base. Promotion and enhancement of brands will depend largely on success in continuing to provide high quality products. If customers and end users do not perceive our products to be of high quality, or if we introduce new products or enter into new business ventures that are not favorably received by customers and end users, we will risk diluting brand identities and decreasing their attractiveness to existing and potential customers. Moreover, in order to attract and retain customers and to promote and maintain brand equity in response to competitive pressures, the Company may have to increase substantially financial commitment to creating and maintaining a distinct brand loyalty among customers. If the Company incurs significant expenses in an attempt to promote and maintain brands, the business, results of operations and financial condition could be adversely affected.

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

Government approvals and permits are currently, and may in the future, be required in connection with our operations. To the extent such approvals are required and not obtained, the Company may be curtailed or prohibited from its proposed production of medical cannabis or from proceeding with the development of its operations as currently proposed.

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

Amendments to current laws, regulations and permits governing the production of medical cannabis, or more stringent implementation thereof, could have a material adverse impact on the Company and cause increases in expenses, capital expenditures or production costs or reduction in levels of production or require abandonment or delays in development.

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

Adult-use and medical cannabis growing operations consume considerable energy, making the Company potentially vulnerable to rising energy costs. Rising or volatile energy costs may adversely impact the business, results of operations, financial condition or prospects of the Company.

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

In addition, we collect and store personal information about our customers and are responsible for protecting that information from privacy breaches. A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on our business, financial condition and results of operations.

The lack of reliable data on the medical cannabis industry may negatively impact our results of operations.

As a result of recent and ongoing regulatory and policy changes in the medical cannabis industry, the market data available is limited and unreliable. Federal, and state laws prevent widespread participation and hinder market research. Therefore, market research and projections by the Company of estimated total retail sales, demographics, demand, and similar consumer research, are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of our management team as of the date of this document.

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

Our operations are subject to hazards inherent in the medical cannabis industry, such as equipment defects, malfunction and failures, natural disasters which result in fires, accidents and explosions that can cause personal injury, loss of life, suspension of operations, damage to facilities, business interruption and damage to or destruction of property, equipment and the environment, labor disputes, and changes in the regulatory environment. These risks could expose the Company to substantial liability for personal injury, wrongful death, property damage, pollution, and other environmental damages. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators.

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

Certain remedies stockholders may seek against our officers and directors may be limited and such officers and directors may be entitled to indemnification by us.

Our governing documents and indemnification agreements we have entered into with members of our board of directors and officers provide that the liability of our board of directors and officers is eliminated to the fullest extent allowed under the laws of the State of Nevada. Thus, the Company and our stockholders may be prevented from recovering damages for alleged errors or omissions made by the members of our board of directors and our officers. Our governing documents and these agreements also provide that we will, to the fullest extent permitted by law, indemnify members of the board of directors and our officers for certain liabilities incurred by them by virtue of their acts on our behalf.

We are dependent on attracting new customers.

Our success depends on our ability to attract and retain customers. There are many factors which could impact our ability to attract and retain clients, including but not limited to our ability to continually produce desirable and effective products, the successful implementation of our client-acquisition plan and continued growth in the aggregate number of patients selecting medical cannabis as a treatment option. Our failure to acquire and retain patients as customers would have a material adverse effect on our business, operating results and financial condition.

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

The officers and directors of the Company currently own approximately 11% of the issued and outstanding shares of common stock. Our stockholders nominate and elect the board of directors, which generally has the ability to control the acquisition or disposition of our assets, and the future issuance of our common stock or other securities. Accordingly, for any matters with respect to which a majority vote of our common stock may be required by law, our directors and officers may have the ability to control such matters. Because the directors and officers control a substantial portion of such common stock, investors may find it difficult or impossible to replace our directors if they disagree with the way our business is being operated.

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

Item 1B.    Unresolved Staff Comments.

Not Applicable.

Item 2.    Properties.

The mailing address of our principal executive office is 11767 South Dixie Highway, Suite 115, Miami, Florida 33156. Alternative Solutions and the Oasis LLCs lease space for a dispensary and administrative offices at 1800 Industrial Road, Suites 100, 102, 160, and 180, Las Vegas, Nevada 89102, and for a cultivation and processing facility at 203 E. Mayflower Avenue, North Las Vegas, Nevada 89030.

On July 6, 2014, Alternative Solutions entered into a Lease Agreement with 1800 Industrial, LLC (the “1800 Industrial Lease”) for the lease of a 1,000 square foot storefront and 5,900 square foot warehouse for the use of a medical cannabis dispensary and related uses, as approved by the City of Las Vegas and State of Nevada.  Pursuant to the terms of the 1800 Industrial Lease, as amended, basic monthly rent payments are currently $9,276.87 per month, plus $600 as a driveway fee. The 1800 Industrial Lease had an initial term of five (5) years with one renewal option to renew for a five year term with rent starting at the then market rate for like spaces, but not less than rent for the fifth year of the original lease term. By Lease Addendum dated June 13, 2018, the 1800 Industrial Lease was renewed for a term of five (5) years, beginning July 1, 2018 and ending June 30, 2023, with one renewal option to renew for a five (5) year term with rent starting at the then market rate for like spaces, but not less than rent for the fifth year of the original lease term. On June 13, 2018, Alternative Solutions assigned the 1800 Industrial Lease to the Company.

On February 1, 2019, CLS Nevada, Inc. entered into a Lease Agreement with 1800 Industrial, LLC (the “1800 Industrial Suite 100 Lease”) for the lease of 2,504 square feet used for administrative offices and merchandise storage.  Pursuant to the terms of the 1800 Industrial Suite 100 Lease, as amended, basic monthly rent payments are currently $3,506.50 per month. The 1800 Industrial Suite 100 Lease had an initial term of eighteen (18) months with a renewal option, which we exercised. The renewal term was intended to coincide with the expiration/renewal of the 1800 Industrial Lease.

By Lease Addendum dated February 25, 2020, the terms of the 1800 Industrial Lease and the 1800 Industrial Suite 100 Lease were modified to provide for lease terms ending February 28, 2030, with two five (5) year renewal options, a 3% annual increase of the base rent commencing March 1, 2021 and an increase in rent of $600 per month as a driveway fee effective March 1, 2020.

On February 1, 2019, CLS Nevada, Inc. entered into a Lease Agreement with 1800 Industrial, LLC (the “1718 Industrial Road Lease”) for the lease of 1,400 square feet which is not currently being used.  Pursuant to the terms of the 1718 Industrial Road Lease, basic monthly rent payments are currently $1,941.60 per month. The 1718 Industrial Road Lease had an initial term of eighteen (18) months with a renewal option, which we exercised. The renewal term is intended to coincide with the expiration/renewal of the 1800 Industrial Lease. On July 1, 2023, the lease may be renewed for an additional 60-month term with rent at rates set forth in the 1718 Industrial Road Lease.

On December 3, 2015, Serenity Wellness Growers, LLC (“Serenity Wellness”) and SFC Leasing, LP (“SFC”), entered into a Standard Industrial/Commercial Single Tenant Lease with an Option to Purchase Lease Rider (the “SFC Lease”) pursuant to which Serenity Wellness leases approximately 22,000 square feet from SFC used for the cultivation, processing, and other legal uses related to medical cannabis, including general office/administrative, storage, sales and distribution.  The SFC Lease has an initial term of five years and two months with one renewal option for a five year term.  Pursuant to the terms of the SFC Lease, Serenity Wellness paid an initial security deposit in the amount of $50,000. On January 12, 2016, the parties entered into a First Amendment to the SFC Lease to modify the base rent schedule and to require two additional $50,000 security deposits for a total security deposit equal to $150,000.  Any unused portion of the $150,000 security deposit shall be applied to the purchase price in the event that Serenity Wellness exercises the Option to Purchase. As required under the SFC Lease, on June 11, 2018, Serenity Wellness and SFC entered into a Landlord Consent agreeing to the change in control in the ownership of Serenity Wellness following the Oasis Acquisition. Pursuant to the terms of that certain Third Amendment to the SFC Lease between the parties, the monthly base rent is $22,500 per month until February 28, 2022, with annual increases of three percent (3%) per year. At the expiration of the term of the SFC Lease on February 28, 2026, we may renew the SFC Lease for one period of 5 years at the then current fair market value with increases of no more than three percent (3%) per year.

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

The following table sets forth the range of high and low sales prices on the OTCQB for the applicable periods on a post-Reverse-Split basis.

	Common Stock
	High ($)	Low ($)
Fiscal Year Ended May 31, 2021:
Fourth Quarter	$0.2800	$0.1600
Third Quarter	$0.3896	$0.1019
Second Quarter	$0.1710	$0.0680
First Quarter	$0.1140	$0.0500
Fiscal Year Ended May 31, 2020:
Fourth Quarter	$0.1655	$0.0565
Third Quarter	$0.25	$0.10
Second Quarter	$0.2999	$0.1995
First Quarter	$0.37	$0.20

At August 20, 2021, we had 128,158,082 outstanding shares of common stock and approximately 57 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees. We have no outstanding shares of preferred stock.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliates

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes as of May 31, 2021, the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans:

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

Item 6.    [Reserved]

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

On December 4, 2017, we entered into the Acquisition Agreement with Alternative Solutions to acquire the outstanding equity interests in the Oasis LLCs. Pursuant to the Acquisition Agreement, as amended, we paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 on February 5, 2018, for an initial 10% of Alternative Solutions and each of the subsidiaries. At the closing of our purchase of the remaining 90% of the ownership interests in Alternative Solutions and the Oasis LLCs, which occurred on June 27, 2018, we paid the following consideration: $5,995,543 in cash, a $4.0 million promissory note due in December 2019, and $6,000,000 in shares of our common stock. The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because we assumed an additional $204,457 of liabilities. The Oasis Note, which was repaid in full in December 2019, was secured by all of the membership interests in Alternative Solutions and the Oasis LLCs and by the assets of the Oasis LLCs. At that time, we applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received on June 21, 2018. Just prior to closing, the parties agreed that we would instead acquire all of the membership interests in Alternative Solutions, the parent of the Oasis LLCs, from its members, and the membership interests in the Oasis LLCs owned by members other than Alternative Solutions. We have applied for regulatory approval to own our interest in the Oasis LLCs through Alternative Solutions under the final structure of the transaction, which is currently under review.

In October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc., a Massachusetts corporation (“IGH”), entered into an Option Agreement (the “IGH Option Agreement”). Under the terms of the IGH Option Agreement, CLS Massachusetts had an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that is one year after the effective date of the conversion and December 1, 2019 and ending on the date that was 60 days after such date. If CLS Massachusetts exercised the IGH Option, the Company, a wholly-owned subsidiary of the Company and IGH would enter into a merger agreement (the form of which has been agreed to by the parties) (the “IGH Merger Agreement”). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts would pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note. IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement had entered into agreements pursuant to which such stockholders had, among other things, agreed to vote in favor of such transactions. On October 31, 2018, as consideration for the IGH Option, we made a loan to IGH, in the principal amount of $5,000,000, subject to the terms and conditions set forth in that certain loan agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender. The loan was evidenced by a secured promissory note of IGH, which bore interest at the rate of 6% per annum and was to mature on October 31, 2021. To secure the obligations of IGH to us under the loan agreement and the promissory note, the Company and IGH entered into a security agreement dated as of October 31, 2018, pursuant to which IGH granted to us a first priority lien on and security interest in all personal property of IGH. If we did not exercise the Option on or prior to the date that was 30 days following the end of the option period, the loan amount was to be reduced to $2,500,000 as a break-up fee, subject to certain exceptions set forth in the IGH Option Agreement. On August 26, 2019, the parties amended the IGH Option Agreement to, among other things, delay the closing until January 2020. By letter agreement dated January 31, 2020, the parties extended the IGH Option Agreement to February 4, 2020. On February 4, 2020, CLS Massachusetts exercised the IGH Option.

By letter dated February 26, 2020, we informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. We further advised IGH that we were electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the IGH Note. On March 3, 2020, we filed a claim for declaratory relief, among other things, requesting the court declare that CLS Massachusetts had validly exercised the IGH Option and instruct IGH to comply with its diligence requests and ultimately execute a merger agreement with us. The dispute regarding whether CLS Massachusetts properly exercised the IGH Option arose after CLS Massachusetts delivered a notice of exercise to IGH and IGH subsequently asserted that CLS Massachusetts’ exercise was invalid. On February 27, 2021, IGH notified us that it did not plan to make further payments under the IGH Note on the theory that the Break-Up fee excused additional payments. We vehemently disagreed with this assertion. At May 31, 2021, we had collected a total of $2,901,569 of principal and $220,196 of interest on the IGH Note. During the twelve months ended May 31, 2021, we impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which includes $2,497,884 in principal and $822 in accrued interest.  As of May 31, 2021, the principal balance of the IGH Note was $0 and the interest receivable was $0.

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of the Company effective on June 11, 2021. Pursuant to the promissory note, IGH shall pay the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest is to be paid in 12 equal, monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note.

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

On January 4, 2018, former Attorney General Jeff Sessions rescinded the memorandum issued by former Deputy Attorney General James Cole on August 29, 2013 (as amended on February 14, 2014, the “Cole Memo”), the Cole Banking Memorandum, and all other related Obama-era DOJ cannabis enforcement guidance. While the rescission did not change federal law, as the Cole Memo and other DOJ guidance documents were not themselves laws, the rescission removed the DOJ’s formal policy that state-regulated cannabis businesses in compliance with the Cole Memo guidelines should not be a prosecutorial priority. Notably, former Attorney General Sessions’ rescission of the Cole Memo has not affected the status of the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) memorandum issued by the Department of Treasury, which remains in effect. This memorandum outlines Bank Secrecy Act-compliant pathways for financial institutions to service state-sanctioned cannabis businesses, which echoed the enforcement priorities outlined in the Cole Memo. In addition to his rescission of the Cole Memo, Attorney General Sessions issued a one-page memorandum known as the “Sessions Memorandum”. The Sessions Memorandum explains the DOJ’s rationale for rescinding all past DOJ cannabis enforcement guidance, claiming that Obama-era enforcement policies are “unnecessary” due to existing general enforcement guidance adopted in the 1980s, in chapter 9.27.230 of the U.A. Attorneys’ Manual (“USAM”). The USAM enforcement priorities, like those of the Cole Memo, are based on the use of the federal government’s limited resources and include “law enforcement priorities set by the Attorney General,” the “seriousness” of the alleged crimes, the “deterrent effect of criminal prosecution,” and “the cumulative impact of particular crimes on the community.” Although the Sessions Memorandum emphasizes that cannabis is a federally illegal Schedule I controlled substance, it does not otherwise instruct U.S. Attorneys to consider the prosecution of cannabis-related offenses a DOJ priority, and in practice, most U.S. Attorneys have not changed their prosecutorial approach to date. However, due to the lack of specific direction in the Sessions Memorandum as to the priority federal prosecutors should ascribe to such cannabis activities, there can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law.

William Barr served as United States Attorney General from February 14, 2019 to December 23, 2020. The DOJ under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. On March 11, 2021, United States President Biden’s nominee, Merrick Garland was sworn in as the U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. It is unclear what impact, if any, the new administration will have on U.S. federal government enforcement policy on cannabis. Nonetheless, there is no guarantee that the position of the Department of Justice will not change.

We incurred a net loss of $15,890,514 for the year ended May 31, 2021, resulting in an accumulated deficit as of May 31, 2021 of $92,736,638. These conditions raise substantial doubt about our ability to continue as a going concern.

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

In light of the Initiative, Governor Sisolak issued Declaration of Emergency Directive 003 on March 20, 2020 which mandated retail cannabis dispensaries to operate as delivery only. On April 29, 2020, Governor Sisolak issued Declaration of Emergency Directive 016 which amended the cannabis section of Directive 003 and permitted licensed cannabis dispensaries to engage in retail sales on a curbside pickup or home delivery basis pursuant to guidance from the Cannabis Compliance Board. Through Directive 016, licensed cannabis dispensaries were able to begin curbside pickup on May 1, 2020 so long as the facility adhered to protocols developed by the Cannabis Compliance Board (“CCB”).

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

The global pandemic of COVID-19 continues to evolve and the ways that our business may evolve to respond to the pandemic and the needs of our customers cannot be fully known.

Results of Operations for the Years Ended May 31, 2021 and May 31, 2020

The table below sets forth our expenses as a percentage of revenue for the applicable periods:

	Year Ended	Year Ended
	May 31, 2021	May 31, 2020
Revenue	100%	100%
Cost of Goods Sold	50%	50%
Gross Margin	50%	50%
Selling, General, and Administrative Expenses	56%	74%
Interest expense, net	19%	25%
Impairment of notes receivable	13%	-
Gain on settlement of liabilities	-	(2%)
Loss on amendment of debt	32%	-

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Year Ended	Year Ended
	May 31, 2021	May 31, 2020
Number of Customers Served (Dispensary)	255,756	228,458
Revenue	$19,292,087	$11,917,629
Gross Profit	$9,647,326	$5,958,343
Impairment of Goodwill	$-	$25,181,003
Impairment of Note Receivable	$2,498,706	$-
Loss on Amendment of Debt	$6,105,679	$-
Net Loss	$(15,890,514)	$(30,657,973)
EBITDA (1)	$(9,057,822)	$(27,267,650)
Adjusted EBITDA (1)	$(123,617)	$(1,732,557)

(1) EBITDA and Adjusted EBITDA are non-GAAP financial performance measures and should not be considered as alternatives to net income(loss) or any other measure derived in accordance with GAAP. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our financial results as reported in accordance with GAAP. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. As required by the rules of the SEC, we provide below a reconciliation of the non-GAAP financial measures contained herein to the most directly comparable measure under GAAP. Management believes that EBITDA and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by our management. Adjusted EBITDA excludes certain non-cash expenses not already excluded as part of EBITDA as well as the impact of the significant litigation expenses, which were associated with our action against IGH related to its breach of the IGH Option, and which has been settled. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of our profitability measures for the periods presented.

Reconciliation of net loss for the years ended May 31, 2021 and 2020 to EBITDA and Adjusted EBITDA is in the table below:

	Year Ended May 31, 2021	Year Ended May 31, 2020
Net Loss	$(15,890,514)	$(30,657,973)
Add:
Interest expense, net	$3,657,105	$2,941,131
Provision for income taxes	$2,490,295	$-
Depreciation and amortization	$685,292	$449,192
EBITDA	$(9,057,822)	$(27,267,650)

Other adjustments:
Impairment of goodwill	$-	$25,185,003
Non-recurring cash payments for litigation	$220,507	$134,259
Non-recurring impairment of note receivable	$2,498,706	$-
Non-recurring loss on amendment of convertible debentures	$6,105,679	$-
Non-recurring loss on disposal of assets	$-	$16,817
Non-cash compensation	$109,313	$199,014
Adjusted EBITDA	$(123,617)	$(1,732,557)

Revenues

We had revenue of $19,292,087 during the year ended May 31, 2021, an increase of $7,374,458, or 62%, compared to revenue of $11,917,629 during the year ended May 31, 2020. Our cannabis dispensary accounted for $14,595,115, or 76%, of our revenue for the year ended May 31, 2021, an increase of $5,230,010, or 56%, compared to $9,365,105 during the year ended May 31, 2020. Dispensary revenue also increased during the 2021 fiscal year because our average sales per day increased from $25,588 during fiscal 2020 to $39,987 during fiscal 2021. Our cannabis production accounted for $4,696,972, or 24%, of our revenue for the year ended May 31, 2021, an increase of $2,144,448, or 84%, compared to $2,552,524 for the year ended May 31, 2020.  The increase in production revenues for fiscal 2021 was primarily due to delays during fiscal 2020 in making changes to our wholesale product mix dictated by market demand during construction of our state-of-the-art manufacturing facility. Such changes have now been implemented. The increase in wholesale revenue for fiscal 2021 was primarily due to the impact of our rebranding and relaunch efforts, which commenced in September 2020.

Cost of Goods Sold

Our cost of goods sold for the year ended May 31, 2021 was $9,644,761, an increase of $3,685,475, or 62%, compared to cost of goods sold of $5,959,286 for the year ended May 31, 2020. The increase in cost of goods sold for the year ended May 31, 2021 was due primarily to our increase in sales during fiscal 2021. Cost of goods sold was 50% of sales during both fiscal 2021 and fiscal 2020 resulting in a 50% gross margin for both years, which is our target. Cost of goods sold during fiscal 2021 primarily consisted of $8,596,979 of product cost, $649,766 of state and local fees and taxes, and $345,716 of supplies and materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $2,024,068, or approximately 23%, to $10,800,944 during the year ended May 31, 2021, compared to $8,776,876 for the year ended May 31, 2020. The increase in SG&A expenses for the twelve months ended May 31, 2021 was primarily due to office and facilities costs incurred in connection with our expanded manufacturing facility; payroll and related expenses due to an increase in commissions related to increased sales, and increased staffing needed to support this sales growth; and costs directly related to our response to COVID-19.

SG&A expense during fiscal 2021 was primarily attributable to an aggregate of $8,249,589 in costs associated with operating the Oasis LLCs, an increase of $2,124,783 compared to $6,124,806 during fiscal 2020. The major components of the $2,125,157 increase in SG&A associated with the operation of the Oasis LLCs during the twelve months ended May 31, 2021 compared to the twelve months ended May 31, 2020 were as follows:  lease, facilities and office costs of $1,943,555 compared to $1,075,219; payroll and related costs of $4,106,545 compared to $3,421,119; sales, marketing, and advertising costs of $1,237,326 compared to $563,425; and depreciation and amortization of $685,292 compared to $449,192. Payroll and marketing costs increased during fiscal 2021 due to the growth in revenues of the Oasis LLCs during fiscal 2021; our use of a third-party marketing firm for campaigns to promote brand awareness, the re-branding of our City Trees products and packaging; and costs incurred in connection with our response to COVID-19.  Lease, facilities, and office costs increased due to our expanded production facility and due to costs incurred in connection with our response to COVID-19. These increases in costs were partially offset by a decrease in bad debt expense of $92,594, and a decrease in taxes, licenses, and registration fees by $44,428.

Finally, SG&A decreased by an aggregate of $99,805 during fiscal 2021 as a result of a decrease in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to an aggregate of $2,551,150, from $2,650,956 during fiscal 2020. The major components of this decrease compared to fiscal 2020 were as follows: sales, marketing, and investor relations costs decreased by $202,277; travel related expenses decreased by $93,964; non-cash compensation decreased by $89,701; and payroll and related fees decreased by $27,610. These decreases were primarily due to a decline in travel and our spend on investor relations during fiscal 2021 due to the impact of COVID-19. This decrease was partially offset by an increase in depreciation and amortization in the amount of $142,499; and an increase in professional fees in the amount of $128,155.

Impairment of Goodwill

We review the value of our intangible property on an annual basis as required by applicable accounting principles. Although our revenue and gross profit from our operation of the Oasis LLCs have improved since we acquired these companies and are projected by management to continue to improve, due to the sharp decline in our stock price over fiscal 2020, which translated to a lower enterprise value for our company as a whole during fiscal 2020, we calculated that the net carrying value of the goodwill associated with our acquisition of the Oasis LLCs in the amount of $25,742,899 exceeded the fair value by $25,185,003.  As a result, we recorded a non-cash impairment charge to operations in this amount during the year ended May 31, 2020. Fair value was based upon the price of our common stock at May 31, 2020, of $0.06 per share, compared to our stock price at May 31, 2019, which was $0.30 per share. There was no comparable charge during fiscal 2021.

Impairment of Note Receivable

During the twelve months ended May 31, 2021, we recorded an impairment of the IGH Note in the amount of $2,498,706; there was no comparable transaction during the prior fiscal year. This impairment arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments.  We vehemently disagreed with this assertion.  On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of us effective on June 11, 2021. Pursuant to the promissory note, IGH shall pay us $3,000,000, $500,000 of which was due and payable on or before June 21, 2021. A second payment of $500,000 was due and payable on or before July 12, 2021. The remaining $2,000,000 and accrued interest shall be paid in 12 equal, monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. In June and July 2021, we received the first three payments due under the confidential settlement agreement in the aggregate amount of $1,167,000.

Interest Expense, Net

Our interest expense, net of interest income, was $3,657,105 for the year ended May 31, 2021, an increase of $715,974, or 24%, compared to $2,941,131 for the year ended May 31, 2020. The increase in interest expense was primarily due to the write-off of discounts on debentures in the amount $622,955 in connection with the amendment of U.S. Convertible Debentures 1, 2 and 4 and the Canaccord Debentures during the fiscal year ended May 31, 2021. The increase in net interest expense for fiscal 2021 was also partially due to a decrease in interest income during fiscal 2021 in the amount of $160,950, from $310,923 during the year ended May 31, 2020 to $149,973 during the year ended May 31, 2021.  This decrease occurred due to the lower principal balance under the IGH Note and the zero balance on the CannAssist Note, which was paid in full in December 2019.

Loss on Amendment of Debt

In March and April 2021, certain of our convertible debentures in the aggregate principal amount of $19,729,822 were amended such that the conversion prices were reduced from $0.80 to $0.30 and the maturity dates were extended for one year. We recognized a loss on the amendment of debt in the amount of $6,105,679 in connection with these amendments, which was charged to operations during fiscal 2021. There was no comparable transaction in the prior fiscal year.

Gain on Settlement of Liabilities

During the year ended May 31, 2020, we made a prepayment on the Oasis Note in connection with the settlement of a dispute between the former owners of Alternative Solutions and a consultant, and the amount of $275,000, which we had accrued with respect to this dispute, was extinguished. There was no comparable transaction during the fiscal 2021.

Gain on Modification of Leases

During the years ended May 31, 2021 and 2020, we revised several of our Nevada operating leases for the use of warehouse and office facilities, which resulted in a gain on modification of leases in the amounts of $14,889 for fiscal 2021 and $28,511 for fiscal 2020.

Loss on Disposal of Assets

During the year ended May 31, 2020, we recognized a loss on the disposal of assets in the amount of $16,817 in connection with the discontinued use of capitalized software. There was no comparable transaction during the 2021 fiscal year.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $2,490,295 during the year ended May 31, 2021 compared to $0 during the year ended May 31, 2020. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

Our net loss for the year ended May 31, 2021 was $15,890,514 compared to $30,657,973 for the year ended May 31, 2020, a decrease of $14,767,459, or 48%.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at May 31, 2021 and 2020:

	May 31,	May 31,
	2021	2020
Current Assets	$3,840,563	$7,941,808
Current Liabilities	$4,984,485	$1,882,216
Working Capital (Deficit)	$(1,143,922)	$6,059,592

At May 31, 2021, we had a working capital deficit of $1,143,922, a decrease of $7,203,514 from the working capital of $6,059,592 we had at May 31, 2020. Our working capital at May 31, 2021, includes $1,665,263 of cash. Our working capital was reduced by the impairment of the IGH Note of $2,498,706. Subsequent to May 31, 2021, we settled our lawsuit with IGH for a $3,000,000 note, which replaced the IGH Note, and since such time, IGH has made three payments on the new note and such note remains current.   Additionally, we recorded a $2,490,295 liability for income taxes on May 31, 2021, which taxes are imposed because we are a cannabis company.  We believe we have net operating losses sufficient to offset this income tax liability in full.  These two items together decreased our working capital as of May 31, 2021 by $4,989,001.  If we had not made these two adjustments, our working capital as of May 31, 2021 would have been $3,845,079.

Our working capital needs will likely continue to increase, and if we require additional funds to meet them, we will seek additional debt or equity financing. We have operated at a loss since inception.

On June 14, 2021, we settled our lawsuit with IGH and IGH executed a note for $3,000,000 to replace the IGH Note that was impaired. In addition, we believe we have net operating losses to offset the income tax payable. As a result, our current working capital has likely improved.

Cash flows used in operating activities were $2,535,159 during the year ended May 31, 2021, a decrease of $627,806, or approximately 20%, compared to $3,162,965 during the year ended May 31, 2020.  In deriving cash flows used in operating activities from the net losses for fiscal 2021 and fiscal 2020, there were net amounts of $11,561,585 and $27,194,179, respectively, of non-cash items that were added back to the net loss for each such year.  For fiscal 2021, the most significant item added back to the net loss was $6,105,679 related to the loss on extinguishment of debt; there was no comparable charge during fiscal 2020.  We also recorded the following significant items in fiscal 2021: $2,497,884 impairment of note receivable related to the IGH Note, compared to $0 during fiscal 2020; $2,203,234 of amortization of debt discounts primarily associated with the amendment of our convertible debt during fiscal 2021 compared to $1,647,664 during fiscal 2020; and $685,292 of depreciation and amortization during fiscal 2021 compared to $449,192 during fiscal 2020. For fiscal 2020, the most significant item added back to the net loss was $25,185,003 related to the impairment of goodwill; there was no comparable charge during fiscal 2021.

Finally, our cash used in operating activities was affected by changes in the components of working capital. The amounts of the components of working capital fluctuate for a variety of reasons, including management’s expectation of required inventory levels; the amount of accrued interest, both receivable and payable; the amount of prepaid expenses; the amount of accrued compensation and other accrued liabilities; our accounts payable and accounts receivable balances; and the capitalization of right of use assets and liabilities associated with operating leases. The overall net change in the components of working capital resulted in a decrease in cash from operating activities in the amount of $712,026 during the twelve months ended May 31, 2021, compared to an increase in cash from operating activities of $192,437 during the prior twelve months of fiscal 2020.  The more significant changes for the year ended May 31, 2021 were as follows: inventory increased by $652,810, compared to a decrease of $171,591 during the prior fiscal year because we increased inventory levels in our production and wholesale division as part of the rebranding and relaunch that occurred in September 2020; accounts receivable increased by $539,324 compared to an increase of $106,230 during the prior fiscal year due to an increase in sales volume; accounts payable and accrued interest increased by $435,742 compared to a decrease of $74,319 during the prior fiscal due to increased business activity including an increase in city and state sales and excise taxes due; and accrued interest increased by $258,113 compared to $1,300,715 during the prior fiscal year as we began to pay the accrued interest on the convertible debentures during the current fiscal year, which interest was capitalized during the prior fiscal year.

Cash flows provided by investing activities were $1,274,854 for the year ended May 31, 2021, an increase of $1,712,944, or 391%, compared to cash flow used by investing activities of $438,090 during the year ended May 31, 2020.  During the year ended May 31, 2021, we received principal payments on the IGH Note in the amount of $1,544,291, compared to cash collected on the CannAssist Note in the amount $1,357,278 and on the IGH Note in the amount of $325,000 in the prior fiscal year. We also made an additional loan to CannAssist in the amount of $175,000 during the fiscal year ended May 31, 2020; there was no comparable transaction during fiscal 2021. During the current fiscal year, we made payments for property and equipment in the amount of $269,437, compared to $1,923,338 in fiscal 2020. The decrease was due to the completion of the build-out of our production facility during fiscal 2020.

Cash flows used in financing activities were $0 for the year ended May 31, 2021, a decrease of $3,999,168 or 100%, compared to cash generated by financing activities of $3,999,168 during the year ended May 31, 2020. During the year ended May 31, 2021, we did not make any principal payments on our debt compared to principal payments on the Oasis Note in the aggregate amount of $3,999,168 during fiscal 2020.

Third Party Debt

The table below summarizes the status of our third party debt and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our common stock:

Name of Note	Original Principal Amount	Outstanding or Repaid	Payment Details

Oasis Note	$4,000,000	Repaid	Repaid

2018 U.S. Convertible Debentures	$365,991	Outstanding	Due October 26-31, 2021. Amount due includes capitalized interest of $40,991.

Amended and Restated 2018 U.S. Convertible Debentures	$6,229,672	Outstanding	Due October 22-25, 2022. Amount due includes capitalized interest of $697,672.

2018 Convertible Debentures	$13,500,150	Outstanding	Due December 2022. Amount includes capitalized interest of $1,514,006 less conversion of principal in the amount of $25,856.

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

2018 U.S. Convertible Debenture Offering

Between October 22, 2018 and November 2, 2018, we entered into six subscription agreements, pursuant to which we agreed to sell, $5,857,000 in original principal amount of convertible debentures in minimum denominations of $1,000 each for an aggregate purchase price of $5,857,000.

Under the original terms, the debentures bear interest, payable quarterly, at a rate of 8% per annum, with capitalization of accrued interest on a quarterly basis for the first 18 months, by increasing the then-outstanding principal amount of the debentures. The debentures originally matured on a date that was three years following their issuance. The debentures were convertible into units at a conversion price of $0.80 per unit. Each unit consists of (i) one share of our common stock, par value $0.001 and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at an initial price of $1.10. The warrants also provided that we could force their exercise at any time after the bid price of our common stock exceeds $2.20 for a period of 20 consecutive business days. The debentures include a provision for the capitalization of accrued interest on a quarterly basis for the first 18 months. After capitalizing accrued interest in the aggregate amount of $738,663, the aggregate principal amount of the debentures increased to $6,595,663.

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

On July 26, 2019, we entered into amendments to the debentures with four of the purchasers, pursuant to which we agreed to reduce the conversion price of the original debentures if, in general, we issue or sell common stock, or warrants or options exercisable for common stock, or any other securities convertible into common stock, in a capital raising transaction, at a consideration per share, or exercise or conversion price per share, as applicable, less than the conversion price of the original debentures in effect immediately prior to such issuance. In such case, the conversion price of the original debentures will be reduced to such issuance price. The amendments also provided that, if a dilutive issuance occurs, the warrant to be issued upon conversion will be exercisable at a price equal to 137.5% of the Adjusted Conversion Price at the time of conversion of the debenture. If a dilutive issuance occurs, the form of warrant attached to the subscription agreement would be amended to change the Initial Exercise Price, as defined therein, to be the Revised Warrant Exercise Price.

The Debenture Amendment (as hereafter defined) was a dilutive issuance. As a result, the conversion price of the convertible debentures was automatically reduced from $0.80 per unit to $0.30 per unit and the form of warrant attached to the subscription agreement will be amended to reduce the exercise price from $1.10 per share of common stock to 137.5% of the debenture conversion price (presently $0.4125 per share of common stock).

On April 15, 2021 and April 19, 2021, we amended the three of the purchasers’ debentures and subscription agreements in order to (i) reduce the conversion price of the debentures from $0.80 per unit to $0.30 per unit, and (ii) extend the maturity date of the debentures by one year to four (4) years from the execution date of the debentures. The subscription agreements, as amended, also provide that we will file a registration statement to register for resale all of the shares of common stock issuable to these three purchasers upon conversion of the debentures and the exercise of the warrants issuable upon conversion of such debentures. Each warrant issuable pursuant to the debentures is exercisable for one share of common stock at a price equal to 137.5% of the conversion price (presently $0.4125 per share) for a period of three-years from the earlier of the date of issuance of the warrant or the effectiveness of a registration statement registering the warrant shares.

2018 Convertible Debenture Offering

On December 12, 2018, we entered into an agency agreement with two Canadian agents regarding a private offering of up to $40 million of convertible debentures of the Company at an issue price of $1,000 per debenture (the “Canaccord Debentures”). The agents sold the convertible debentures on a commercially reasonable efforts private placement basis. Each debenture was convertible into units of the Company at the option of the holder at a conversion price of $0.80 per unit at any time prior to the close of business on the last business day immediately preceding the maturity date of the debentures, being the date that is three (3) years from the closing date of the offering (the “2018 Convertible Debenture Offering”). Each unit will be comprised of one share of common stock and a warrant to purchase one-half of a share of common stock. Each warrant was initially exercisable for one share of common stock at a price of $1.10 per warrant for a period of 36 months from the closing date.

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

Beginning on the date that is four (4) months plus one (1) day following the closing date, we could force the conversion of all of the principal amount of the then outstanding debentures at the conversion price on not less than 30 days’ notice should the daily volume weighted average trading price, or VWAP, of our common stock be greater than $1.20 per share for the preceding 10 consecutive trading days.

Upon a change of control of the Company, holders of the debentures have the right to require us to repurchase their debentures at a price equal to 105% of the principal amount of the debentures then outstanding plus accrued and unpaid interest thereon. The debentures also contain standard anti-dilution provisions.

On March 31, 2021, the holders of the Canaccord Debentures approved the amendment of the indenture related to the Canaccord Debentures (the “Debenture Amendment”) to: (i) extend the maturity date of the Canaccord Debentures from December 12, 2021 to December 12, 2022; (ii) reduce the conversion price from $0.80 per unit (as such term is defined in the indenture) to $0.30 per unit; (iii) reduce the mandatory conversion VWAP threshold from $1.20 to $0.60 per share; and (iv) amend the definitions of “Warrant” and “Warrant Indenture” (as such terms are defined in the indenture), to reduce the exercise price of each warrant to $0.40 per share of our common stock. Simultaneously, we amended the warrant indenture to make conforming amendments and extend the expiration date of the warrants to March 31, 2024.

If, at the time of exercise of any warrant in accordance with the warrant indenture, there is no effective registration statement under the Securities Act covering the resale by the holder of a portion of the shares of common stock to be issued upon exercise of the warrant, or the prospectus contained therein is not available for the resale of the shares of common stock by the holder under the Securities Act by reason of a blackout or suspension of use thereof, then the warrants may be exercised, in part for that portion of the shares of common stock not registered for resale by the holder under an effective registration statement or in whole in the case of the prospectus not being available for the resale of such shares of common stock, at such time by means of a “cashless exercise” in which the holder shall be entitled to receive a number of shares of common stock equal to the quotient obtained by dividing [(A-B) (X)] by (A), where: A = the last volume weighted average price, or VWAP, for the trading day immediately preceding the time of delivery of the exercise form giving rise to the applicable “cashless exercise”; B = the exercise price of the warrant; and X = the number of shares of common stock that would be issuable upon exercise of the warrant in accordance with the terms of such warrant if such exercise were by means of a cash exercise rather than a cashless exercise.

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

The Navy Capital Investors

Effective July 31, 2018, we entered into a subscription agreement with Navy Capital Green International, Ltd., a British Virgin Islands limited company (“Navy Capital”), pursuant to which we agreed to sell to Navy Capital, for a purchase price of $3,000,000, 7,500,000 units ($0.40 per unit), representing (i) 7,500,000 shares of our common stock, and (ii) three-year warrants to purchase an aggregate of 7,500,000 shares of our common stock (the “Navy Warrant Shares”) at an exercise price of $0.60 per share of common stock (the “Navy Capital Offering”). We valued the warrants using the Black-Scholes valuation model, and allocated gross proceeds in the amount of $1,913,992 to the common stock and $1,086,008 to the warrants. The closing occurred on August 6, 2018. In the subscription agreement, we also agreed to file, on or before November 1, 2018, a registration statement with the SEC registering the shares of common stock and Navy Warrant Shares issued to Navy Capital. If we failed to file the registration statement on or before that date, we were required to issue to Navy Capital an additional number of units equal to ten percent (10%) of the units originally subscribed for by Navy Capital (which would include additional warrants at the original exercise price). On August 29, 2019, we filed a registration statement with the SEC which included the shares of common stock and Navy Warrant Shares issued to Navy Capital. The warrant is exercisable from time to time, in whole or in part for three years. The warrant has anti-dilution provisions that provide for an adjustment to the exercise price in the event of a future issuance or sale of common stock at a lower price, subject to certain exceptions as set forth in the warrant. As a result of the Debenture Amendment, conversion of the debentures issued in the 2018 Convertible Debenture Offering will trigger this provision and reduce the exercise price of the warrants. The warrant also provides that it is callable at any time after the bid price of our common stock exceeds 120% of the exercise price of the warrant for a period of 20 consecutive business days. This warrant expired on July 31, 2021.

Between August 8, 2018 and August 10, 2018, we entered into five subscription agreements, pursuant to which we sold, for an aggregate purchase price of $2,750,000, 6,875,000 units ($0.40 per unit), representing (i) 6,875,000 shares of our common stock, and (ii) three-year warrants to purchase an aggregate of 6,875,000 shares of our common stock at an exercise price of $0.60 per share of common stock. We valued the warrants using the Black-Scholes valuation model, and allocated gross proceeds in the amount of $1,670,650 to the common stock and $1,079,350 to the warrants. These warrants expired on August 7, 2021. The balance of the terms set forth in the subscription agreements are the same as the terms in the Navy Capital subscription agreement summarized above.

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

The number of shares to be issued was computed as follows: $6,000,000 divided by the lower of $1.00 or the conversion price to receive one share of our common stock in our first equity offering of a certain minimum size that commenced in 2018, multiplied by 80%. This price was determined to be $0.272 per share. The Oasis Note was secured by a first priority security interest over our membership interests in Alternative Solutions and the Oasis LLCs, and by the assets of each of the Oasis LLCs and Alternative Solutions. We also delivered a confession of judgment to a representative of the former owners of Alternative Solutions and the Oasis LLCs (other than Alternative Solutions) that would generally become effective upon an event of default under the Oasis Note or failure to pay certain other amounts when due.  We repaid the Oasis Note in full in December 2019.

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

We received final regulatory approval to own the membership interests in the Oasis LLCs on December 12, 2018. We have applied for regulatory approval to own our interest in the Oasis LLCs through Alternative Solutions, which is currently under review.

Consulting Agreements

We periodically use the services of outside investor relations consultants. During the year ended May 31, 2016, pursuant to a consulting agreement, we agreed to issue 10,000 shares of common stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of May 31, 2021, we included 20,000 shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets. The shares were valued based on the closing market price on the grant date.

On December 29, 2015, pursuant to a consulting agreement, we agreed to issue 25,000 shares of common stock per month, valued at $21,250, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of May 31, 2021, we had 50,000 shares of common stock, valued at $42,500 included in stock payable on the accompanying balance sheet. The shares were valued based on the closing market price on the grant date.

On August 16, 2019, we amended a consulting agreement whereby we agreed to issue up to 200,000 shares of common stock plus pay certain amounts in exchange for the consultant’s development for us of a corporate finance and investor relations campaign, which services will be provided over a six month period.  We issued 100,000 shares of common stock to this consultant in full satisfaction of this agreement before this agreement was terminated.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, and have an accumulated deficit of $92,736,638 as of May 31, 2021, compared to $76,846,124, as of May 31, 2020. We had a working capital deficit of $1,143,922 as of May 31, 2021, compared to working capital of $6,059,592 at May 31, 2020. The report of our independent auditors for the year ended May 31, 2021 contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for us on January 1, 2020. The amendments in this ASU were applied on a prospective basis. During the year ended May 31, 2020, the Company recorded an impairment of goodwill in the amount of $25,185,003 pursuant to ASU No. 2017-04.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have the following critical accounting estimates:

●

Estimates and assumptions regarding the deductibility of expenses for purposes of Section 280E of the Internal Revenue Code: Management evaluates the expenses of its manufacturing and retail operations and makes certain judgments regarding the deductibility of various expenses under Section 280E of the Internal Revenue Code based on its interpretation of this regulation and its subjective assumptions about the categorization of these expenses.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CLS Holdings USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CLS Holdings USA, Inc. (the Company) as of May 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended May 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses from operations in current and prior periods and has an accumulated deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes

As discussed in Note 21 to the financial statements, the Company recognizes income taxes in accordance with Section 280E of the Internal Revenue Code.

Auditing management’s evaluation of income taxes involves significant judgement related to allowable deductions of the Company.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s estimates of allowable deductions and taxable income in accordance with Section 280E.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2011.

Houston, TX

August 30, 2021

CLS Holdings USA, Inc.

Consolidated Balance Sheets

	May 31,	May 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$1,665,263	$2,925,568
Accounts Receivable	684,935	161,409
Inventory	1,228,052	575,242
Prepaid expenses and other current assets	262,313	234,092
Interest receivable - current portion	-	3,322
Notes receivable - current portion	-	4,042,175
Total current assets	3,840,563	7,941,808

Property, plant and equipment, net of accumulated depreciation of $1,434,614 and $868,200	3,475,668	3,775,509
Right of use assets, operating leases	2,250,009	1,403,429
Intangible assets, net of accumulated amortization of $358,403 and $242,389	1,305,190	1,421,204
Goodwill	557,896	557,896
Other assets	167,455	167,455

Total assets	$11,596,781	$15,267,301

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,608,625	$1,172,883
Accrued interest	267,945	222,433
Lease liability - operating leases, current	287,125	336,900
Taxes Payable	2,490,295	-
Convertible notes payable - current, net of discount of $35,496 and $0	330,495	-
Contingent liability	-	150,000

Total current liabilities	4,984,485	1,882,216

Noncurrent liabilities
Lease liability - operating leases, non-current	1,979,294	1,136,151
Convertible notes payable - Long Term, net of discount of $0 and $2,238,730	19,729,822	17,644,482

Total Liabilities	26,693,601	20,662,849

Commitments and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized at May 31, 2021 and 2020; 127,221,416 and 126,521,416 shares issued and outstanding at May 31, 2021 and 2020	12,723	12,653
Additional paid-in capital	77,561,393	71,196,814
Common stock subscribed	65,702	241,109
Accumulated deficit	(92,736,638)	(76,846,124)
Total stockholder's equity (deficit)	(15,096,820)	(5,395,548)

Total liabilities and stockholders' equity (deficit)	11,596,781	$15,267,301

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	May 31, 2021	May 31, 2020

Revenue	$19,292,087	$11,917,629
Cost of goods sold	9,644,761	5,959,286
Gross margin	9,647,326	5,958,343

Selling, general and administrative expenses	10,800,944	8,776,876
Impairment of note receivable	2,498,706	-
Impairment of goodwill	-	25,185,003
Total operating expenses	13,299,650	33,961,879

Operating loss	(3,652,324)	(28,003,536)

Other (income) expense:
Interest expense, net	3,657,105	2,941,131
Loss on extinguishment of debt	6,105,679	-
Gain on settlement of liabilities	-	(275,000)
Gain on modification of operating leases	(14,889)	(28,511)
Loss on disposal of assets	-	16,817
Total other expense	9,747,895	2,654,437

Income (Loss) before income taxes	(13,400,219)	(30,657,973)

Provision for income taxes	(2,490,295)	-

Net income (loss)	$(15,890,514)	$(30,657,973)

Net loss per share - basic	$(0.13)	$(0.24)

Net loss per share - diluted	$(0.13)	$(0.24)

Weighted average shares outstanding - basic	126,664,839	126,390,105

Weighted average shares outstanding - diluted	126,664,839	126,390,105

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid In	Stock	Accumulated
	Amount	Value	Capital	Payable	Deficit	Total

Balance, May 31, 2019	125,839,095	$12,585	$70,758,025	$455,095	$(46,188,151)	$25,037,554

Common stock issued to officer	550,000	55	390,445	(390,500)	-	-
Common stock issued to consultant	100,000	10	22,490	(22,500)	-	-
Common stock issued for conversion of debt	32,321	3	25,854	-	-	25,857
Common stock to be issued to officer	-	-	-	154,014	-	154,014
Common stock to be issued to consultant	-	-	-	45,000	-	45,000
Net loss for the year ended May 31, 2020	-	-	-	-	(30,657,973)	(30,657,973)
Balance, May 31, 2020	126,521,416	$12,653	$71,196,814	$241,109	$(76,846,124)	$(5,395,548)

Common stock issued to officer from stock payable	550,000	55	230,415	(230,470)	-	-
Common stock to be issued to officer	-	-	-	80,813	-	80,813
Cancellation of common stock to be issued to consultant	-	-	-	(25,750)	-	(25,750)
Common stock issued to employee	150,000	15	28,485	-	-	28,500
Loss on extinguishment of debt	-	-	6,105,679	-	-	6,105,679
Net loss for the year ended May 31, 2021	-	-	-	-	(15,890,514)	(15,890,514)
Balance, May 31, 2021	127,221,416	$12,723	$77,561,393	$65,702	$(92,736,638)	$(15,096,820)

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	May 31, 2021	May 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,890,514)	$(30,657,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on contingent liabilities	-	(275,000)
Loss on extinguishment of debt	6,105,679	-
Gain on modification of leases	(14,889)	(28,511)
Loss on disposal of assets	-	16,817
Impairment of goodwill	-	25,185,003
Fair value of cancellation of shares issued to consultants	(25,750)	-
Amortization of debt discounts	2,203,234	1,647,664
Fair value of shares vested by officers	109,313	154,014
Impairment of note receivable	2,498,706	-
Depreciation and amortization expense	685,292	449,192
Fair value of shares issued to consultants	-	45,000
Bad debt expense	15,798	108,392
Changes in assets and liabilities:
Accounts receivable	(539,324)	(106,230)
Prepaid expenses and other current assets	(28,221)	(122,936)
Inventory	(652,810)	171,591
Interest receivable	2,500	(224,517)
Right of use asset	341,035	1,300,392
Accounts payable and accrued expenses	435,742	(74,319)
Accrued interest	258,113	1,300,715
Deferred tax liability	2,490,295	-
Contingent liability	(150,000)	(850,000)
Operating lease liability	(379,358)	(1,202,259)
Net cash used in operating activities	(2,535,159)	(3,162,965)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(269,437)	(1,923,338)
Payments to purchase intangible assets	-	(22,030)
Loan made to borrower under note receivable	-	(175,000)
Proceeds from collection of note receivable	1,544,291	1,682,278
Net cash provided by (used in) investing activities	1,274,854	(438,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	-	(3,999,168)
Net cash used in financing activities	-	(3,999,168)

Net decrease in cash and cash equivalents	(1,260,305)	(7,600,223)

Cash and cash equivalents at beginning of period	2,925,568	10,525,791

Cash and cash equivalents at end of period	$1,665,263	$2,925,568

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$943,817	$307,612
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services issued from stock payable	$230,470	$-
Adoption of lease standard ASU 2016-02	$-	$2,675,310
Capitalized interest on convertible debentures	$212,601	$1,553,082
Shares issued for conversion of notes payable	$-	$25,857
Capitalized interest on note receivable	$-	$399,453
Reclassification of deposit to fixed assets	$-	$281,966
Initial lease right of use asset and lease liability from lease modification	$1,172,726	$-

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

On October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc., a Massachusetts corporation (“IGH”), entered into an Option Agreement (the “IGH Option Agreement”). Under the terms of the IGH Option Agreement, CLS Massachusetts had an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that is one year after the effective date of the conversion and December 1, 2019 and ending on the date that was 60 days after such date. If CLS Massachusetts exercised the IGH Option, the Company, a wholly-owned subsidiary of the Company and IGH would enter into a merger agreement (the form of which had been agreed to by the parties) (the “IGH Merger Agreement”). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts would pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note. IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement entered into agreements pursuant to which such stockholders, among other things, agreed to vote in favor of such transactions. On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH, in the principal amount of $5,000,000, subject to the terms and conditions set forth in that certain loan agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender. The loan was evidenced by a secured promissory note of IGH, which bore interest at the rate of 6% per annum and was to mature on October 31, 2021. To secure the obligations of IGH to the Company under the loan agreement and the promissory note, the Company and IGH entered into a security agreement dated as of October 31, 2018, pursuant to which IGH granted to the Company a first priority lien on and security interest in all personal property of IGH. If the Company did not exercise the Option on or prior to the date that is 30 days following the end of the option period, the loan amount would be reduced to $2,500,000 as a break-up fee, subject to certain exceptions set forth in the IGH Option Agreement. On August 26, 2019, the parties amended the IGH Option Agreement to, among other things, delay closing until January 2020. By letter agreement dated January 31, 2020, the Company, CLS Massachusetts and IGH extended the IGH Option Agreement to February 4, 2020. On February 4, 2020, CLS Massachusetts exercised the IGH Option. By letter dated February 26, 2020, the Company informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. The Company advised IGH that it was electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the Note. This dispute, including whether IGH breached the IGH Option and whether CLS is entitled to collect default interest, is now in litigation. At May 31, 2021, the Company had collected a total of $2,901,569 of principal and $220,196 of interest on the IGH Note. On February 27, 2021, IGH notified the Company that it did not plan to make further payments under the IGH Note on the theory that the Break-Up Fee (as defined below) excused additional payments. The Company vehemently disagrees with this assertion, which remains in litigation. The Company has requested permission from the court to file an amended complaint to accelerate the due date of all remaining amounts under the IGH Note and receive default interest as a result of IGH’s breach of the IGH Note, as well as to add a fraud count to the complaint. During the twelve months ended May 31, 2021, the Company impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which includes $2,497,884 in principal and $822 in accrued interest.  As of May 31, 2021, the principal balance of the IGH Note was $0 and the interest receivable was $0.

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of the Company effective on June 11, 2021. Pursuant to the promissory note, IGH shall pay the Company $3,000,000, $500,000 of which was due and payable on or before June 21, 2021. A second payment of $500,000 was due and payable on or before July 12, 2021. The remaining $2,000,000 and accrued interest shall be paid in 12 equal, monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note.

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

On August 26, 2019, the Company and CannAssist entered into an agreement to amend the CannAssist Note. Pursuant to the amendment, there were no additional advances under the CannAssist Note beyond the $150,000 advanced on February 4, 2019, and the $175,000 advanced on June 24, 2019. In addition, the CannAssist Note became due and payable in full on or before February 28, 2020. See note 8. On December 23, 2019, the Company received payment in full on the CannAssist loan in the amount of $342,567, which was made up of $325,000 of principal and $17,567 of interest. At May 31, 2021, the Company was owed $0 pursuant to the CannAssist Note.

On January 4, 2018, the former Attorney General, Jeff Sessions, rescinded the memorandum issued by former Deputy Attorney General James Cole on August 29, 2013 (as amended on February 14, 2014, the “Cole Memo”), the Cole Banking Memorandum, and all other related Obama-era DOJ cannabis enforcement guidance. While the rescission did not change federal law, as the Cole Memo and other DOJ guidance documents were not themselves laws, the rescission removed the DOJ’s formal policy that state-regulated cannabis businesses in compliance with the Cole Memo guidelines should not be a prosecutorial priority. Notably, former Attorney General Sessions’ rescission of the Cole Memo has not affected the status of the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) memorandum issued by the Department of Treasury, which remains in effect. This memorandum outlines Bank Secrecy Act-compliant pathways for financial institutions to service state-sanctioned cannabis businesses, which echoed the enforcement priorities outlined in the Cole Memo. In addition to his rescission of the Cole Memo, Attorney General Sessions issued a one-page memorandum known as the “Sessions Memorandum”. The Sessions Memorandum explains the DOJ’s rationale for rescinding all past DOJ cannabis enforcement guidance, claiming that Obama-era enforcement policies are “unnecessary” due to existing general enforcement guidance adopted in the 1980s, in chapter 9.27.230 of the U.A. Attorneys’ Manual (“USAM”). The USAM enforcement priorities, like those of the Cole Memo, are based on the use of the federal government’s limited resources and include “law enforcement priorities set by the Attorney General,” the “seriousness” of the alleged crimes, the “deterrent effect of criminal prosecution,” and “the cumulative impact of particular crimes on the community.” Although the Sessions Memorandum emphasizes that cannabis is a federally illegal Schedule I controlled substance, it does not otherwise instruct U.S. Attorneys to consider the prosecution of cannabis-related offenses a DOJ priority, and in practice, most U.S. Attorneys have not changed their prosecutorial approach to date. However, due to the lack of specific direction in the Sessions Memorandum as to the priority federal prosecutors should ascribe to such cannabis activities, there can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law.

William Barr served as United States Attorney General from February 14, 2019 to December 23, 2020. The DOJ under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. On March 11, 2021, United States President Biden’s nominee, Merrick Garland was sworn in as the U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. It is unclear what impact, if any, the new administration will have on U.S. federal government enforcement policy on cannabis. Nonetheless, there is no guarantee that the position of the Department of Justice will not change.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $92,736,638 as of May 31, 2021. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $1,665,263 and $2,925,568 as of May 31, 2021 and 2020.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had $15,798 and $108,392 in bad debt expense during the years ended May 31, 2021 and 2020, respectively.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” As a result of the impairment test, it was determined that the net carrying value of goodwill exceeded the fair value  by  $25,185,003, and the Company recorded an impairment charge to operations during the year ended May 31, 2020 in the amount of $25,185,003. At May 31, 2021, the net carrying value of goodwill on  the Company’s balance sheet remained at $557,896.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $1,237,326 and $836,000 for the years ended May 31, 2021 and 2020, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $37,122 and $0 for the years ended May 31, 2021 and 2020, respectively.

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

Effective June 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from commercial sales of products and licensing agreements by applying the following steps: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract; and (5) recognizing revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of the service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended May 31, 2021 and 2020.

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the years ended May 31, 2021 and 2020:

	2021	2020
Cannabis Dispensary	$14,595,115	$9,365,105
Cannabis Production	4,696,972	2,552,524
	$19,292,087	$11,917,629

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.  At May 31, 2021 and 2020, the Company excluded from the calculation of fully diluted shares outstanding the following shares because the result would have been anti-dilutive: At May 31, 2021 a total of 129,623,809 shares (53,997,645 issuable upon the exercise of warrants, 7,676,974 issuable upon the exercise of unit warrants, 67,106,559 issuable upon the conversion of convertible notes payable and accrued interest, and 70,000 in stock to be issued). At May 31, 2020 a total of 88,130,526 shares (54,835,145 issuable upon the exercise of warrants, 7,676,974 issuable upon the exercise of unit warrants, 25,131,739 issuable upon the conversion of convertible notes payable and accrued interest, and 486,668 in stock to be issued).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

A net loss causes all outstanding stock options and warrants to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the years ended May 31, 2021 and 2020.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on January 1, 2020. During the year ended May 31, 2020, the Company recorded an impairment of goodwill in the amount of $25,185,003 pursuant to ASU No. 2017-04.

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

On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH (the “IGH Loan”), in the principal amount of $5,000,000 (the “IGH Loan Amount”), subject to the terms and conditions set forth in that certain Loan Agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender (the “IGH Loan Agreement”). The IGH Loan was evidenced by a secured promissory note of IGH (the “IGH Note”), which bore interest at the rate of 6% per annum and was scheduled to mature on October 31, 2021. The Company recorded interest income in the amounts of $149,972 and $296,450 on the IGH Loan during the twelve months ended May 31, 2021 and 2020, respectively. On March 1, 2020, the Company capitalized interest in the amount of $399,453 into the principal amount due. During the years ended May 31, 2021 and 2020, the Company capitalized interest in the amount of $0 and $399,453, respectively, on the IGH Note. During the year ended May 31, 2021, the Company received payments on the IGH Note in the amount of $1,696,765. The Company applied these payments as follows; $1,544,291 as a repayment of principal and $152,473 as a repayment of accrued interest. During the year ended May 31, 2020, the Company received payments on the IGH Note in the amount of $1,425,000. The Company applied these payments as follows; $1,357,278 as a repayment of principal and $67,722 as a repayment of accrued interest.

To secure the obligations of IGH to the Company under the IGH Loan Agreement and the IGH Note, the Company and IGH entered into a Security Agreement dated as of October 31, 2018 (the “IGH Security Agreement”), pursuant to which IGH granted to the Company a first priority lien on and security interest in all personal property of IGH.

If the Company did not exercise the IGH Option on or prior to the date that was 30 days following the end of the Option Period, the IGH Loan Amount would be reduced to $2,500,000 as a break-up fee (the “Break-Up Fee”), except in the event of a Purchase Exception (as defined in the IGH Option Agreement), in which case the Break-Up Fee would not apply and there would be no reduction to the Loan Amount.

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

On February 27, 2021, IGH notified the Company that it did not plan to make further payments under the IGH Note on the theory that the Break-Up Fee excused additional payments. The Company vehemently disagreed with this assertion. During the twelve months ended May 31, 2021, the Company impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which includes $2,497,884 in principal and $822 in accrued interest. As of May 31, 2021, the principal balance of the IGH Note was $0 and the interest receivable was $0.

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of the Company effective on June 11, 2021. Pursuant to the promissory note, IGH shall pay the Company $3,000,000, $500,000 of which was due and payable on or before June 21, 2021. A second payment of $500,000 was due and payable on or before July 12, 2021. The remaining $2,000,000 and accrued interest shall be paid in 12 equal, monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. Subsequent to May 31, 2021, the Company received the first three payments due under the confidential settlement agreement in the aggregate amount of $1,167,000. See note 23.

CannAssist

On January 29, 2019, the Company made a line of credit loan to CannAssist in the principal amount of up to $500,000, subject to the terms and conditions set forth in the CannAssist Loan Agreement. Any draws on the line of credit in excess of $150,000 will only be made in the sole discretion of the Company. The loan is evidenced by the CannAssist Note, which bears interest at the rate of 8% per annum and is personally guaranteed by the two equity owners of CannAssist. On June 24, 2019, the Company advanced the sum of $175,000 to CannAssist, increasing the balance due to the Company under the CannAssist Note to $325,000. The Company recorded interest income in the amount of $0 and $14,673 on the loan during the years ended May 31, 2021 and 2020, respectively.

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

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable was $684,935 and $161,409 at May 31, 2021 and 2020, respectively. The Company had bad debt expense of $15,798 during the year ended May 31, 2021. The Company had bad debt expense of $0 for the year ended May 31, 2021, and $108,392 during the year ended May 31, 2020, including $101,512 in connection with a receivable from a credit card company.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at May 31, 2021 and 2020:

	May 31,	May 31,
	2021	2020
Deposits	$2,244	2,315
Prepaid expenses	250,069	231,777
Other receivables	10,000	-
Total	$262,313	$234,092

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

NOTE 7 – INVENTORY

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	May 31,	May 31,
	2021	2020
Raw materials	$344,085	$134,697
Finished goods	883,967	440,545
Total	$1,228,052	$575,242

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

During the year ended May 31, 2018, the Company received a payment of $50,000 on the PRH Note.  As a result, the Company has reduced the impairment of the PRH Note by $50,000 to reflect this payment.  The receivable is recorded on the balance sheet as of May 31, 2021 and 2020 in the amount of $0, net of allowance in the amount of $450,000.

IGH Note Receivable

On October 31, 2018, in connection with an option to purchase transaction (see note 4), the Company loaned $5,000,000 pursuant to the IGH Note to IGH. On November 6, 2018, IGH converted to a for-profit corporation. The IGH Note bears interest at the rate of 6% per annum. On March 1, 2020 (the “Initial Payment Date”), all accrued interest was added to the outstanding principal due thereunder and such amount is payable in eight equal quarterly installments, commencing on the Initial Payment Date, together with interest accruing after the Initial Payment Date. The IGH Note was to mature and all outstanding principal, accrued interest and any other amounts due thereunder, was due and payable in full on the third anniversary of the IGH Note. The IGH Note was issued in connection with a loan agreement and security agreement between the Company and IGH, and the IGH Option Agreement between the Company and IGH, among others, in both cases dated as of October 31, 2018 and the other IGH Loan Documents, and was secured by the collateral described in the IGH Loan Documents and by such other collateral as may in the future have been granted to the Company to secure the IGH Note. During the years ended May 31, 2021 and 2020, the Company recorded interest income in the amounts of $149,972 and $296,250, respectively, in connection with the IGH Note.  During the years ended May 31, 2021 and 2020, the Company capitalized interest in the amount of $0 and $399,453, respectively, on the IGH Note. During the year ended May 31, 2021, the Company received payments on the IGH Note in the total amount of $1,696,765. The Company applied these payments as follows; $1,544,291 as a repayment of principal and $152,473 as a repayment of accrued interest.

By letter dated February 26, 2020, the Company informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note.  The Company advised IGH that it was electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the Note.

On February 27, 2021, IGH notified the Company that it did not plan to make further payments under the IGH Note on the theory that the Break-Up Fee excused additional payments. The Company vehemently disagreed with this assertion. During the twelve months ended May 31, 2021, the Company impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which includes $2,497,884 in principal and $822 in accrued interest.  As of May 31, 2021, the principal balance of the IGH Note was $0 and the interest receivable was $0.

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of the Company effective on June 11, 2021. Pursuant to the promissory note, IGH shall pay the Company $3,000,000, $500,000 of which was due and payable on or before June 21, 2021. A second payment of $500,000 was due and payable on or before July 12, 2021. The remaining $2,000,000 and accrued interest shall be paid in 12 equal, monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note.

CannAssist Note Receivable

On January 29, 2019, the Company made a line of credit loan to CannAssist pursuant to the CannAssist Note, in the principal amount of up to $500,000.  The loan bore interest at the rate of 8% per annum and was personally guaranteed by the two equity owners of CannAssist. Payments on the loan were to commence on July 1, 2019 and the CannAssist Note was to mature on December 1, 2019. On August 26, 2019, the Company and CannAssist amended the CannAssist Note. Pursuant to the amendment, among other things, the CannAssist Note shall become due and payable in full on or before February 28, 2020. During the years ended May 31, 2020 and 2019, the Company recorded interest income in the amount of $14,673 and $4,011 on the CannAssist Note. On December 23, 2019, the Company received payment in full on the CannAssist loan in the amount of $342,567, which comprises $325,000 of principal and $17,567 of interest. At May 31, 2021 and 2020, the principal amount of $0 and interest receivable in the amount of $0 due under the CannAssist Note were classified as current assets on the Company’s balance sheet.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at May 31, 2021 and 2020:

	May 31,	May 31,
	2021	2020
Office equipment	$120,068	$94,887
Furniture & fixtures	145,103	144,025
Machinery & equipment	1,823,094	1,741,830
Leasehold improvements	2,822,017	2,662,967
Less: accumulated depreciation	(1,434,614)	(868,200)
Property and equipment, net	$3,475,668	$3,775,509

The Company made payments in the amounts of $269,437 and $1,923,338 for property and equipment during the years ended May 31, 2021 and 2020, respectively. The Company also reclassified from deposits to property, plant and equipment the amounts of $0 and $281,966 during the years ended May 31, 2021 and 2020, respectively. During the year ended May 31, 2020, the Company disposed of fixed assets with a net book value of $16,817 and recorded a loss on disposal of fixed assets in that amount. There was no such comparable transaction during the year ended May 31, 2021.

Depreciation expense totaled $569,278 and $323,279 for the years ended May 31, 2021 and 2020, respectively.

NOTE 10 – RIGHT TO USE ASSETS AND LIABILITIES – OPERATING LEASES

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 4 years, some of which include options to extend.

The Company’s lease expense for the year ended May 31, 2021 was entirely comprised of operating leases and amounted to $495,114. The Company’s right of use (“ROU”) asset amortization for the year ended May 31, 2021 was $341,035. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The Company has recorded total right to use assets of $2,703,821 and liabilities in the amount of $2,675,310 through May 31, 2020, resulting in a gain in the amount of $28,511. During the year ended May 31, 2020, the Company entered into agreements to amend certain of its operating leases. The lease of the dispensary and administrative offices at 1800 Industrial Road was extended from June 30, 2023 to February 28, 2030, and the lease of the offices at 1718 Industrial Road was extended from August 31, 2020 to August 31, 2022. During the year ended May 31, 2021, the Company entered into an agreement to extend the lease of its cultivation and processing facility at 203 E. Mayflower Avenue through February 28, 2030; a gain in the amount of $14,889 was recorded on this transaction.  The modification resulted in an increase to right of use assets in the amount of $1,187,615 and an increase in lease liabilities in the amount of $1,172,726.

Right to use assets – operating leases are summarized below:

May 31, 2021
Amount at inception of leases	$3,891,437
Amount amortized	(1,641,428)
Balance – May 31, 2021	$2,250,009

Operating lease liabilities are summarized below:

Amount at inception of leases	$3,848,038
Amount amortized	(1,581,619)
Balance – May 31, 2021	$2,266,419

May 31, 2021
Warehouses and offices	$2,250,009
Lease liability	$2,266,419
Less: current portion	(287,125)
Lease liability, non-current	$1,979,294

Maturity analysis under these lease agreements is as follows:

Twelve months ended May 31, 2022	$458,148
Twelve months ended May 31, 2023	449,071
Twelve months ended May 31, 2024	458,205
Twelve months ended May 31, 2025	471,732
Twelve months ended May 31, 2026	407,415
Thereafter	719,933
Total	$2,964,504
Less: Present value discount	(698,085)
Lease liability	$2,266,419

NOTE 11 – INTANGIBLE ASSETS

Intangible assets consisted of the following at May 31, 2021 and 2020:

	May 31, 2021
		Accumulated
	Gross	Amortization	Net
Intellectual Property	$319,600	$(93,217)	$226,383
License & Customer Relations	990,000	(144,375)	845,625
Tradenames - Trademarks	301,000	(87,792)	213,208
Non-compete Agreements	27,000	(27,000)	-
Domain Names	25,993	(6,019)	19,974
Total	$1,663,593	$(358,403)	$1,305,190

	May 31, 2020
		Accumulated
	Gross	Amortization	Net
Intellectual Property	$319,600	$(61,257)	$258,343
License & Customer Relations	990,000	(94,875)	895,125
Tradenames - Trademarks	301,000	(57,692)	243,308
Non-compete Agreements	27,000	(25,882)	1,118
Domain Names	25,993	(2,683)	23,310
Total	$1,663,593	$(242,389)	$1,421,204

Total amortization expense charged to operations for the years ended May 31, 2021 and 2020 was $116,014 and $125,913, respectively.

Amount to be amortized during the twelve months ended May 31,

2022	$111,989
2023	111,989
2024	111,989
2025	111,989
2026	111,989
Thereafter	745,245
$1,305,190

NOTE 12 – GOODWILL

The Company recorded goodwill in the amount of $25,742,899 in connection with the acquisition of Alternative Solutions on June 27, 2018 (see note 4).

Goodwill Impairment Test

The Company assessed its intangible assets as of May 31, 2020 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company recorded an impairment of goodwill in the amount of $25,185,003 based upon the difference between the carrying value of $25,742,899 and the fair value of $557,896. Fair value was based upon the price of the Company’s common stock at May 31, 2020 of $0.06 per share. . At May 31, 2020, the net amount of goodwill on the Company’s balance sheet was $557,896.

The Company assessed its intangible assets as of May 31, 2021 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company determined that the fair value of its intangible assets exceeded the carrying value of goodwill for the year ended May 31, 2021. As a result, no impairment was recorded during the year ended May 31, 2021. At May 31, 2021, the net amount of goodwill on the Company’s balance sheet was $557,896.

NOTE 13 – OTHER ASSETS

Other assets included the following as of May 31, 2021 and May 31, 2020:

	May 31,	May 31,
	2021	2020
Security deposits	167,455	167,455
	$167,455	$167,455

NOTE 14 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at May 31, 2021 and 2020:

	May 31,	May 31,
	2021	2020
Trade accounts payable	$771,843	$591,060
Accrued payroll and payroll taxes	279,721	212,361
Accrued liabilities	557,061	369,462
Total	$1,608,625	$1,172,883

NOTE 15 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable

May 31, 2021	May 31, 2020

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 matures on a date that is three years following issuance. The U.S. Convertible Debenture 1 is convertible into units (the “Convertible Debenture Units”) at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of  U.S. Convertible Debenture 1 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 1 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the years ended May 31, 2021 and 2020, $1,537,034 and $1,084,695 of this discount was charged to operations, respectively. During the years ended May 31, 2021 and 2020, the Company accrued interest in the amounts of $360,357 and $344,962 on the U.S. Convertible Debenture 1, respectively. Also, during the years ended May 31, 2021 and 2020, the Company transferred the amounts of $0 and $370,057 from accrued interest to principal of the U.S. Convertible Debenture 1, respectively. On April 15, 2021, the U.S. Convertible Debenture 1 was amended as follows: (i) the conversion price of the debenture was reduced to $0.30 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $2,038,803 during the year ended May 31, 2021 in connection with this amendment.

4,504,457	4,504,457

May 31, 2021	May 31, 2020

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 matures on a date that is three years following issuance. The U.S. Convertible Debenture 2 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 2 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 2, the conversion price of U.S. Convertible Debenture 2 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 2 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the year ended May 31, 2021 and 2020, $384,259 and $271,241 of this discount was charged to operations, respectively. During the years ended May 31, 2021 and 2020, the Company accrued interest in the amounts of $90,090 and $86,240 on the U.S. Convertible Debenture 2, respectively. Also, during the years ended May 31, 2021 and 2020, the Company transferred the amounts of $0 and $92,514 from accrued interest to principal of the U.S. Convertible Debenture 2, respectively. On April 15, 2021, the U.S. Convertible Debenture 2 was amended as follows: (i) the conversion price of the debentures was reduced to $0.30 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $509,700 during the year ended May 31, 2021.

1,126,114	1,126,114

May 31, 2021	May 31, 2020

Convertible debenture in the principal amount of $100,000 (the “U.S. Convertible Debenture 3”) dated October 24, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 3. The U.S. Convertible Debenture 3 matures on a date that is three years following issuance. The U.S. Convertible Debenture 3 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 3 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 3, the conversion price of U.S. Convertible Debenture 3 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 3 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 3 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 3 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $75,415 on the U.S. Convertible Debenture 3. During the years ended May 31, 2021 and 2020, $25,138 and $25,138 of this discount was charged to operations, respectively. During the years ended May 31, 2021 and 2020, the Company accrued interest in the amounts of $9,009 and $8,638 on the U.S. Convertible Debenture 3, respectively. Also, during the years ended May 31, 2021 and 2020, the Company transferred the amounts of $0 and $9,117 from accrued interest to principal of the U.S. Convertible Debenture 3, respectively.

112,613	112,613

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 matures on a date that is three years following issuance. The U.S. Convertible Debenture 4 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of U.S. Convertible Debenture 4 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 4 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the years ended May 31, 2021 and 2020, $196,753 and $138,884 of this discount was charged to operations, respectively. During the years ended May 31, 2021 and 2020, the Company accrued interest in the amounts of $47,929 and $45,942 on the U.S. Convertible Debenture 4, respectively. Also, during the years ended May 31, 2021 and 2020, the Company transferred the amounts of $0 and $48,623 from accrued interest to principal of the U.S. Convertible Debenture 4, respectively. On April 19, 2021, the U.S. Convertible Debenture 4 was amended as follows: (i) the conversion price of the debenture was reduced to $0.30 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $271,164 during the year ended May 31, 2021.

599,101	599,101

May 31, 2021	May 31, 2020

Convertible debenture in the principal amount of $150,000 (the “U.S. Convertible Debenture 5”) dated October 26, 2018,  which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 5. The U.S. Convertible Debenture 5 matures on a date that is three years following issuance. The U.S. Convertible Debenture 5 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 5 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 5 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $120,100 on the U.S. Convertible Debenture 5. During the years ended May 31, 2021 and 2020, $40,033 and $40,033 of this discount was charged to operations, respectively. During the years ended May 31, 2021 and 2020, the Company accrued interest in the amounts of $13,513 and $12,950 on the U.S. Convertible Debenture 5, respectively. Also, during the years ended May 31, 2020 and 2019, the Company transferred the amounts of $0 and $13,743 from accrued interest to principal of the U.S. Convertible Debenture 5, respectively.

168,919	168,919

Convertible debenture payable in the principal amount of $75,000 (the “U.S. Convertible Debenture 6”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 6. The U.S. Convertible Debenture 6 matures on a date that is three years following issuance. The U.S. Convertible Debenture 6 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 6 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 6 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $60,049 on the U.S. Convertible Debenture 6. During the years ended May 31, 2021 and 2020, $20,016 and $20,016 of this discount was charged to operations, respectively. During the years ended May 31, 2021 and 2020, the Company accrued interest in the amounts of $6,756 and $6,475 on the U.S. Convertible Debenture 6, respectively. Also, during the years ended May 31, 2021 and 2020, the Company transferred the amounts of $0 and $6,871 from accrued interest to principal of the U.S. Convertible Debenture 6, respectively.

84,459	84,459

	May 31, 2021	May 31, 2020

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures mature on a date that is three years following issuance. The Canaccord Debentures are convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 32,321 shares of the Company’s common stock, and warrants to purchase 16,160 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the years ended May 31, 2021 and 2020, the Company accrued interest in the amounts of $1,076,445 and $1,025,549 on the Canaccord Debentures, respectively. Also, during the years ended May 31, 2021 and 2020, the Company transferred the amounts of $212,601 and $984,300 from accrued interest to principal of the Canaccord Debentures, respectively. On March 31, 2021, the Canaccord Debentures were amended as follows: (i) the conversion price of the debentures was reduced to $0.30 per unit; (ii) the maturity date was extended from December 12, 2021 to December 12, 2022; (iii) the mandatory conversion threshold was reduced from a daily volume weighted average trading price of greater than $1.20 per share to $0.60 per share for the preceding ten consecutive trading days; and (iv) the exercise price of the warrants issuable upon conversion was reduced from $1.10 to $0.40 and the expiration of the warrants extended until March 31, 2024. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $3,286,012 during the year ended May 31, 2021.

	13,500,150	13,287,549

Total - Convertible Notes Payable	$20,095,813	$19,883,212
Less: Discount	(35,496)	(2,238,730)
Convertible Notes Payable, Net of Discounts	$2,060,317	$17,644,482

Total - Convertible Notes Payable, Net of Discounts, Current Portion	$330,495	$-
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion	$19,729,822	$17,644,482

Discounts on notes payable amortized to interest expense – years ended May 31, 2021 and 2020, respectively	$2,203,234	$1,580,280

Aggregate maturities of notes payable and convertible notes payable as of May 31, 2021 are as follows:

For the twelve months ended May 31,

2022	$365,991
2023	19,729,822
2024	-
2025	-
2026	-
Thereafter	-
Total	$20,095,813

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

NOTE 17 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.0001, at May 31, 2021 and 2020, and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 127,221,416 and 126,521,416 shares of common stock issued and outstanding as of May 31, 2021 and 2020, respectively.

Year ended May 31, 2021:

Common Stock Issued and To Be Issued to Officers and Service Providers:

On October 11, 2020, the Company issued 50,000 shares of common stock to a former officer. The fair value of these shares in the amount of $14,970 had been previously accrued in common stock to be issued.

During the year ended May 31, 2021, the Company charged an aggregate of $80,813 to common stock subscribed representing the accrual over the vesting period of 500,000 shares of restricted common stock issuable to officers. On February 5, 2021 the Company issued 250,000 of these shares and on May 19, 2021, the Company issued the balance of the shares (a total of 500,000 shares of common stock). The fair value of these shares in the amount of $215,500 had been previously accrued in common stock to be issued.

On April 1, 2021, the Company issued 150,000 shares of common stock with a fair value of $28,500 to an employee in connection with an employment agreement. The fair value on the shares in the amount of $28,500 was charged to operations.

During the year ended May 31, 2021, the Company recognized the cancellation of a consulting contract, which resulted in a credit to operations in the amount of $22,500 and the cancellation of 100,000 shares of common stock to be issued.

During the year ended May 31, 2021, the Company recognized the cancellation of a consulting contract, which resulted in a credit to operations in the amount of $3,250 and the cancellation of 25,000 shares of common stock to be issued.

Charge to Additional Paid-in Capital for Amendment of Debt

The Company charged to additional paid-in capital the amounts of $3,286,012 for the amendments to the convertible debentures dated March 31, 2021,  and $2,819,667 for the amendments to the convertible debentures dated April 15 and April 19, (a total of $6,105,679) in connection with the amendment of U.S. Convertible Debentures 1, 2 and 4, and the Canaccord Debentures. See note 15.

Year ended May 31, 2020:

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

Common Stock and Warrants Issued upon Conversion of Notes Payable:

On July 8, 2019, the Company issued 16,644 shares of common stock and three-year warrants to acquire 8,322 shares of common stock at a price of $1.10 per share (reduced to $0.40 per share as a result of the indenture amendment) to Canaccord Genuity Corp., as nominee, in connection with the conversion of a portion of the Canaccord Debentures in the principal amount of $13,315. No gain or loss was recorded on this transaction because the conversion was made pursuant to the terms of the original agreement.

On July 19, 2019, the Company issued 15,677 shares of common stock and three-year warrants to acquire 7,838 shares of common stock at a price of $1.10 per share (reduced to $0.40 per share as a result of the indenture amendment) to Canaccord Genuity Corp., as nominee, in connection with the conversion of a portion of the Canaccord Debentures in the principal in the amount of $12,542. No gain or loss was recorded on this transaction because the conversion was made pursuant to the terms of the original agreement.

Warrants

The Company values warrants using the Black-Scholes valuation model utilizing the following variables. There were no warrant valuations performed during the years ended March 31, 2021 or 2020.

The following table summarizes the significant terms of warrants outstanding at May 31, 2021. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.49	33,465,110	1.50	$0.49	33,465,110	$0.49
0.50	2,736,500	1.73	0.50	2,736,500	0.50
0.60	17,500,000	1.50	0.60	17,500,000	0.60
1.10	296,035	1.56	1.10	296,035	1.10
	53,997,645	0.51	$0.53	53,997,645	$0.53

Transactions involving warrants are summarized as follows. This table does not include the unit warrants. See Unit Warrants section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2019	54,818,985	$0.53
Granted	16,160	$1.10
Exercised	-	$-
Cancelled / Expired	-	$-

Warrants outstanding at May 31, 2020	54,835,145	$0.53
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(837,500)	$0.75
Warrants outstanding at May 31, 2021	53,997,645	$0.53

Unit Warrants

In February and March 2018, in connection with the Westpark offering, the Company issued five-year warrants to purchase 205,238 of the Company’s units at an exercise price of $1.25 per unit. Each unit consists of four shares of common stock and one warrant to purchase a share of common stock for $0.75 per share.

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

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has issued convertible notes containing beneficial conversion features.  One of the features is a ratchet reset provision which, in general, reduces the conversion price should the Company issue equity with an effective price per share that is lower than the stated conversion price in the note. The Company accounts for the fair value of the conversion feature in accordance with ASC 815- Accounting for Derivatives and Hedging and Emerging Issues Task Force (“EITF”) 07-05- Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). The Company carries the embedded derivative on its balance sheet at fair value and accounts for any unrealized change in fair value as a component of its results of operations. The Company also had a contingent liability in connection with the acquisition of Alternative Solutions.

The following summarizes the Company’s financial liabilities that are recorded at fair value on a recurring basis at May 31, 2021 and 2020:

May 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

May 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

NOTE 20 – RELATED PARTY TRANSACTIONS

As of May 31, 2021 and 2010, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

On July 31, 2018, the Company granted Ben Sillitoe, the former Chief Executive Officer of CLS Nevada, Inc. a one-time signing bonus of 500,000 shares of restricted common stock, which became fully vested one year from the effective date of his employment agreement. These shares were valued at $355,000 and were amortized over the vesting period. As of May 31, 2021 and 2020, $0 and $29,583 had been charged to operations, respectively. On July 22, 2019, the Company issued these shares to Mr. Ben Sillitoe.

On July 31, 2018, the Company granted Mr. Don Decatur, the former Chief Operating Officer of CLS Nevada, Inc. a one-time signing bonus of 50,000 shares of restricted common stock, which became fully vested one year from the effective date of his employment agreement. These shares were valued at $35,000 and were amortized over the vesting period. As of May 31, 2021 and 2020, $0 and $2,958 had been charged to operations, respectively. On July 22, 2019, the Company issued these shares to Mr. Decatur.

On each of February 5, 2021 and May 19, 2021, the Company issued 250,000 shares of common stock to Andrew Glashow, the Company’s President and Chief Operating Officer (a total of 500,000 shares) pursuant to an employment agreement. The fair value of these shares in the amount of $215,500 was amortized over the vesting period, resulting in charges to operations in the amounts of $26,938 during the year ended May 31, 2019; $107,751 during the year ended May 31, 2020; and $80,811 during the year ended May 31, 2021.

NOTE 21 – INCOME TAXES

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

The components of the income tax provision include:

Aggregate revenue (2019-2021)	$39,668,764
Directly attributable costs	(27,810,215)
Deferred	11,858,549
Tax rate	21%
Tax expense	$2,490,295

Note:  Change in uncertain tax position with all tax expense recorded in current year due to change in estimate. No prior year net operating loss was considered.

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	Year Ended May 31,
	2021	2020
Federal and state statutory tax	21%	21%
Net operating loss carryforward	$1,566,016	$2,538,429
Valuation allowance for deferred tax assets	(1,566,016)	(2,538,429)
Deferred tax assets	$-	$-

The total net operating loss carryforward at May 31, 2021 was $7,457,218.

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

NOTE 22 – COMMITMENTS AND CONTINGENCIES

Lease Arrangements

The Company leases several facilities for office, warehouse, and retail space. Currently lease commitments are as follows:

●

A lease that commenced in February 2019 for 1,400 square feet of office space located at 1718 Industrial Road, Las Vegas, NV 89102, for a term of eighteen months, and for the rent of $1,785 per month. In June 2020, this lease was extended to August 31, 2022, with the monthly rent increasing to $1,866.70 until September 2021, after which time it will be subject to annual increases of 3%.

●

A lease that commenced January 2018 for 1,000 square feet of storefront space plus 5,900 square feet of warehouse space located at 1800 Industrial Road, Suites 102, 160, and 180, Las Vegas, NV 89102, for a term of five years and for initial base rent of $7,500 per month, with annual increases of 3%. In February 2020, this lease was extended to February 28, 2030 and the monthly rent was increased by $600.

●

A lease that commenced in February 2019 for 2,504 square feet of office space located at 1800 Industrial Road, Suite 100, Las Vegas, NV 89102 for a term of eighteen months and for initial rent of $3,210 per month, with annual increases of 4%. In February 2020, this lease was extended to February 28, 2030, and the lease was modified to include annual rent increases of 3%.

●

A lease that commenced in January 2016 for 22,000 square feet of warehouse space located at 203 E. Mayflower Avenue, North Las Vegas, NV 89030 for a term of five years and initial rent of $11,000 per month, which amount increased to $29,000 per month on January 1, 2020. In June 2020, this lease was extended to February 28, 2026, and the monthly rent was amended as follows: $25,000 for the months of April, May, and June 2020; $22,500 for the months of March 2021 through February 2022; $23,175 for the months of March 2022 through February 2023; 23,870 for the months of March 2023 through February 2024; $24,586 for the months of March 2024 through February 2025; and $25,323 for the months of March 2025 through February 2026.

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

CLS Nevada, Inc. and Mr. Decatur entered into a one-year employment agreement effective July 31, 2018.  Pursuant to the agreement, Mr. Decatur commenced serving as the Chief Operating Officer of CLS Nevada, Inc. on July 1, 2018.  Under the agreement, Mr. Decatur is entitled to receive an annual salary of $150,000.  Further, he is entitled to receive a performance bonus equal to 2% of the annual EBITDA of CLS Nevada, Inc., and annual restricted stock awards of the Company’ common stock in an amount equal to 3% of the annual EBITDA of CLS Nevada, Inc.  Additionally, Mr. Decatur received a one-time signing bonus of 50,000 shares of restricted common stock, which became fully vested one year from the effective date of his employment agreement. On May 14, 2019, CLS Nevada and Mr. Decatur entered into an amendment to his employment agreement to extend the term of Mr. Decatur's employment agreement by two years instead of relying on the automatic one-year renewal provision in the employment agreement. On July 31, 2019, CLS Nevada, Inc. and Mr. Decatur amended Mr. Decatur’s employment agreement to effect the original intention of the parties that the performance bonus would be based on the results of Alternative Solutions and not CLS Nevada, Inc. On December 16, 2019, Mr. Decatur resigned from his position as Chief Operating Officer of CLS Nevada, Inc., effective immediately, for personal reasons.

On March 1, 2019, the Company and Mr. Glashow entered into a two-year employment agreement and Mr. Glashow commenced serving as the Company’s President and Chief Operating Officer. Under the agreement, Mr. Glashow is entitled to receive an annual salary of $175,000. Further, he is entitled to receive a performance bonus equal to 1% of the Company’s annual EBITDA, and annual restricted stock awards in an amount equal to 1% of the Company’s annual EBITDA. Additionally, Mr. Glashow is entitled to a one-time signing bonus of 500,000 shares of the Company’s restricted common stock, half of which vested on March 1, 2020, and half of which vested on March 1, 2021. Effective March 1, 2019, and in connection with the employment agreement, Mr. Glashow and the Company entered into a Confidentiality, Non-Compete and Proprietary Rights Agreement. Pursuant thereto, Mr. Glashow agreed (i) not to compete with us during the term of his employment and for a period of one year thereafter, (ii) not to release or disclose our confidential information, and (iii) to assign the rights to all work product to us, among other terms. On October 14, 2019, but effective October 1, 2019, the Company and Mr. Glashow entered into an amendment to his employment agreement to extend the term by one year instead of relying on the automatic one-year renewal provision in the employment agreement, and to increase Mr. Glashow’s annual base salary to $200,000. The amendment also provides that in addition to his base salary, Mr. Glashow is entitled to receive, on an annual basis, a performance-based bonus equal to two percent (2%) of the Company’s annual EBITDA up to a maximum annual cash compensation of $1 million including base salary, and annual stock options, exercisable at the fair market value of the Company’s common stock on the effective date of grant, in an amount equal to 2% of the Company’s EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, the amendment provides for certain change of control provisions, including a payment of up to three years base salary and bonuses up to a maximum of $1,000,000, if Mr. Glashow resigns or is terminated in connection with a change in control of the Company.

On May 2, 2019, the Company and Gregg Carlson entered into a one-year employment agreement. Pursuant to the employment agreement, Mr. Carlson commenced serving as the Company’s Chief financial Officer on May 1, 2019 and continued his employment with us pursuant to the terms of his one-year employment agreement with Alternative Solutions effective April 8, 2019. Mr. Carlson received an annual salary of $110,000, and received a one-time signing bonus of 50,000 shares of restricted common stock of the Company, which became fully vested one year from the effective date of his employment agreement. On December 16, 2020, Gregg Carlson resigned from all of his positions with Alternative Solutions and the Company, effective immediately, for personal reasons.

At May 31, 2021 and 2020, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250.

NOTE 23 – SUBSEQUENT EVENTS

The Company has evaluated events through the date the financial statements and has determined that there were no additional material subsequent events.

Note Receivable Settlement

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of the Company effective on June 11, 2021. Pursuant to the promissory note, IGH shall pay the Company $3,000,000, $500,000 of which was due and payable on or before June 21, 2021. A second payment of $500,000 was due and payable on or before July 12, 2021. The remaining $2,000,000 and accrued interest shall be paid in 12 equal, monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note.

Canaccord Note Conversion

On June 17, 2021, the Company issued 936,666 shares of common stock and three-year warrants to acquire 468,333 shares of common stock at a price of 0.30 per share to Canaccord Genuity Corp. in connection with the conversion of a portion of the Canaccord Debentures in the principal amount of $281,000.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Jeffrey Binder, our Chief Executive Officer, and Andrew Glashow, our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Binder and Mr. Glashow concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

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

3.4	Bylaws of Adelt Design, Inc. (incorporated by reference from Exhibit 3.2 in the Company’s Registration Statement filed with the SEC on June 3, 2011).

3.5	Amended and Restated Bylaws of CLS Holdings USA, Inc. (incorporated by reference from Exhibit 1.2 in the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2014).

3.6	Certificate of Designation effective July 18, 2017 (incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017).

4.1	Form of Stock Certificate (incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

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

4.4.A

Supplemental Indenture dated March 31, 2021 to Debenture Indenture dated December 12, 2018 by and between the Company and Odyssey Trust Company (incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2021).

4.5

Warrant Indenture dated December 12, 2018 by and between the Company and Odyssey Trust Company (incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2018).

4.5.A

Supplemental Indenture dated March 31, 2021 to Warrant Indenture dated December 12, 2018 by and between the Company and Odyssey Trust Company (incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2021).

4.6*	Description of Registrant’s Securities

10.1

Employment Agreement dated October 1, 2014 between CLS Labs, Inc. and Jeffrey Binder (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015). (1)

10.1.A

Addendum to Employment Agreement dated April 28, 2015 between CLS Labs, Inc., CLS Holdings USA, Inc. and Jeffrey Binder (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015). (1)

10.1.B

Amendment to Employment Agreement, dated October 14, 2019 but effective October 1, 2019, by and among CLS Holdings, Inc., CLS Labs, Inc. and Jeffrey I. Binder (incorporated by reference from Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 filed with the SEC on October 15, 2019). (1)

10.2

Lease dated April 17, 2015 between Casimir-Quince, LLC, and CLS Labs Colorado, Inc. (incorporated by reference from Exhibit 10.5 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

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

10.13

Employment Agreement dated July 31, 2018 between CLS Nevada, Inc. and Benjamin Sillitoe (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2018). (1)

10.14

Employment Agreement dated July 31, 2018 between CLS Nevada, Inc. and Don Decatur (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2018). (1)

10.14.A

First Amendment to Employment Agreement, dated May 14, 2019, by and between CLS Nevada, Inc. and Don Decatur (incorporated by reference from Exhibit 10.48 in the Company’s Registration Statement (File No. 333- 232553) on Form S-1 filed with the SEC on July 3, 2019). (1)

10.15

Form of Subscription Agreement and Warrant with six accredited investors of Units, each consisting of one share and one warrant to purchase one share, in the aggregate amount of $5,750,000 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2018).

10.16

Convertible Promissory Note dated August 6, 2018 in favor of Newcan Investment Partners LLC in the original principal amount of $75,000.00 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2018).

10.17

Form of Subscription Agreement and Warrant with six accredited investors for the purchase of 8% convertible debentures in the aggregate amount of $5,857,000 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018).

10.17.A

First Amendment to Subscription Agreement dated April 15, 2021, by CLS Holdings USA, Inc. in favor of Navy Capital Green Fund, LP (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.17.B

First Amendment to Subscription Agreement dated April 15, 2021, by CLS Holdings USA, Inc. in favor of Navy Capital Green Co-Invest Fund, LLC (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.17.C

First Amendment to Subscription Agreement dated April 19, 2021, by CLS Holdings USA, Inc. in favor of Darling Capital, LLC (incorporated by reference from Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.17.D	Form of Warrant (incorporated by reference from Exhibit 10.7 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.18

Option Agreement dated October 31, 2018, by and among CLS Holdings USA, Inc., CLS Massachusetts, Inc. and In Good Health, Inc. (incorporated by reference from Exhibit 10.4 in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018).

10.18.A

First Amendment to Option Agreement dated August 26, 2019, by and among CLS Massachusetts, Inc., CLS Holdings USA, Inc., and In Good Health, Inc. (incorporated by reference from Exhibit 10.61 in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 filed with the SEC on August 29, 2019).

10.19

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

10.23

Loan Agreement, dated January 29, 2019, by and between CLS Holdings USA, Inc. and CannAssist, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2019).

10.24

Secured Promissory Note, dated January 29, 2019, issued by CannAssist, LLC in favor of CLS Holdings USA, Inc. (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2019).

10.25

Security Agreement, dated January 29, 2019, by and between CLS Holdings USA, Inc. and CannAssist, LLC (incorporated by reference from Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2019).

10.26

Employment Agreement dated March 1, 2019 between CLS Holdings USA, Inc. and Andrew Glashow (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2019) (1).

10.26.A

Amendment to Employment Agreement dated October 14, 2019 but effective October 1, 2019, by and among CLS Holdings USA, Inc., and Andrew Glashow (incorporated by reference from Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 filed with the SEC on October 15, 2019) (1)

10.27

Employment Agreement dated April 8, 2019, by and between Alternative Solutions, LLC and Gregg Carlson (incorporated by reference from Exhibit 10.62 in the Company’s Registration Statement (File No. 333- 232553) on Form S-1 filed with the SEC on July 3, 2019 (1).

10.28

Form of First Amendment to Convertible Debenture with Navy Capital Green International, Ltd., Darling Capital, LLC and Murray FO, LLC (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2019).

10.28.A

Amended and Restated Convertible Debenture dated April 15, 2021, issued to Navy Capital Green Fund, LP in the principal amount of $1,126,114 (incorporated by reference from Exhibit 10.4 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.28.B

Amended and Restated Convertible Debenture dated April 15, 2021, issued to Navy Capital Green Co-Invest Fund, LLC in the principal amount of $4,504,457 (incorporated by reference from Exhibit 10.5 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.28.C

Amended and Restated Convertible Debenture dated April 19, 2021, issued to Darling Capital, LLC in the principal amount of $599,101 (incorporated by reference from Exhibit 10.6 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.29

Lease Agreement by and between 1800 Industrial, LLC and Alternative Solutions, L.L.C. dated July 6, 2014 for premises located at 1800 Industrial Road, Suites 102, 160 and 180 (incorporated by reference from Exhibit 10.71 in the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2018).

10.29.A

Lease Addendum dated June 13, 2018 to Lease Agreement by and between 1800 Industrial, L.L.C. and Alternative Solutions, L.L.C. dated July 6, 2014 (incorporated by reference from Exhibit 10.31.A in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 31, 2020).

10.30

Standard Industrial/Commercial Single-Tenant Lease by and between SFC Leasing, LP and Serenity Wellness Growers, LLC dated December 3, 2015, as amended by that certain First Amendment dated January 12, 2016, and that certain Second Amendment dated August 22, 2016 (incorporated by reference from Exhibit 10.72 in the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2018).

10.30.A*	Third Amendment dated June 9, 2020 to Standard Industrial/Commercial Single-Tenant Lease by and between SFC Leasing, LP and Serenity Wellness Growers, LLC dated December 3, 2015, as amended.

10.31

Lease Agreement by and between 1800 Industrial, LLC and CLS Nevada Inc. dated February 1, 2019 for premises located at 1800 Industrial Road, Suite 100 (incorporated by reference from Exhibit 10.33 in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 31, 2020).

10.32

Lease Agreement by and between 1800 Industrial, LLC and CLS Nevada Inc. dated February 1, 2019 for premises located at 1718 Industrial Road (incorporated by reference from Exhibit 10.34 in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 31, 2020).

10.33

Lease Addendum dated February 25, 2020 to Leases dated July 6, 2014 and February 1, 2019 for or premises located at 1800 Industrial Road, Suites 100, 102, 160 and 180 (incorporated by reference from Exhibit 10.35 in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 31, 2020).

10.34

Secured Promissory Note, dated June 11, 2021, issued by In Good Health Inc. in favor of CLS Holdings USA, Inc. in the original principal amount of $3,000,000 (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 17, 2021).

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

CLS HOLDINGS USA, INC.

Date: August 30, 2021	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 30, 2021	By:	/s/ Andrew Glashow
Andrew Glashow
President and Chief Operating Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Jeffrey I. Binder	Chairman, Chief Executive Officer and Director	August 30, 2021
Jeffrey I. Binder	(Principal Executive Officer)

/s/ Andrew Glashow	President, Chief Operating Officer and Director	August 30, 2021
Andrew Glashow	(Principal Financial and Accounting Officer)

/s/ Ross Silver	Director	August 30, 2021
Ross Silver