Form 10-Q
period 2021-08-31
CLS Holdings USA, Inc.
filed 2021-10-12
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 128,158,082 shares of $0.0001 par value common stock outstanding as of October 8, 2021.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended August 31, 2021

EXPLANATORY NOTE

Unless otherwise noted, references in this report to “CLS Holdings USA, Inc.,” the “Company,” “we,” “our” or “us” means CLS Holdings USA, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the impact of the COVID-19 virus on our business, the results of our initiatives to retain our employees and strengthen our relationships with our customers and community during the pandemic, the effect of our initiatives to retain and expand market share and achieve growth following the pandemic, results of operations during the pandemic, and the effectiveness of our business practices during the pandemic. The continued spread of COVID-19 could have, and in some cases already has had, an adverse impact on our business, operations and financial results, including through disruptions in our processing activities, sales channels, and retail dispensary operations as well as a deterioration of general economic conditions including a possible national or global recession. Due to the uncertainties associated with the continued spread of COVID-19 and the timing of vaccinations, it is not possible to estimate its impact on our business, operations or financial results; however, the impact could be material. These forward-looking statements also relate to anticipated future events, future results of operations, and our future financial performance, and include, without limitation, statements relating to our ability to finance our operations, identify, finance and close potential acquisitions and joint ventures, market acceptance of our services and product offerings, our ability to protect and commercialize our intellectual property, our ability to use net operating losses to offset certain cannabis-related tax liabilities and our ability to grow our wholesale and processing businesses and joint ventures. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2021	2021
ASSETS	(unaudited)	(audited)
Current assets
Cash and cash equivalents	$1,961,091	$1,665,263
Accounts Receivable	524,629	684,935
Inventory	1,682,520	1,228,052
Prepaid expenses and other current assets	309,547	262,313
Total current assets	4,477,787	3,840,563

Property, plant and equipment, net of accumulated depreciation of $1,582,492 and $1,434,614	3,420,769	3,475,668
Right of use assets, operating leases	2,179,746	2,250,009
Intangible assets, net of accumulated amortization of $387,837 and $358,403	1,275,756	1,305,190
Goodwill	557,896	557,896
Other assets	167,455	167,455

Total assets	$12,079,409	$11,596,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,378,832	$1,608,625
Accrued interest	264,198	267,945
Lease liability - operating leases, current	295,598	287,125
Taxes Payable	2,818,635	2,490,295
Convertible notes payable - current, net of discount of $14,199 and $35,496	351,792	330,495

Total current liabilities	5,109,055	4,984,485

Noncurrent liabilities
Lease liability - operating leases, non-current	1,909,753	1,979,294
Convertible notes payable - Long Term, net of discount of $0 and $0	19,448,822	19,729,822

Total Liabilities	26,467,630	26,693,601

Commitments and contingencies	-	-

Stockholder's deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized at August 31, 2021 and May 31, 2021; 128,158,082 and 127,221,416 shares issued and outstanding at August 31, 2021 and May 31, 2021	12,817	12,723
Additional paid-in capital	77,842,299	77,561,393
Common stock subscribed	65,702	65,702
Accumulated deficit	(92,309,039)	(92,736,638)
Total stockholder's deficit	(14,388,221)	(15,096,820)

Total liabilities and stockholders' deficit	12,079,409	$11,596,781

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	August 31, 2021	August 31, 2020

Revenue	$5,500,710	$3,780,869
Cost of goods sold	2,604,467	1,788,860
Gross margin	2,896,243	1,992,009

Selling, general and administrative expenses	2,895,794	2,404,443

Total operating expenses	2,895,794	2,404,443

Operating income(loss)	449	(412,434)

Other (income) expense:
Interest expense, net	418,592	732,602
Gain on settlement of note receivable	(1,174,082)	-
Total other (income) expense	(755,490)	732,602

Income (Loss) before income taxes	755,939	(1,145,036)

Provision for income tax	(328,340)	-

Net income (loss)	$427,599	$(1,145,036)

Net income (loss) per share - basic	$0.00	$(0.01)

Net income(loss) per share - diluted	$0.00	$(0.01)

Weighted average shares outstanding - basic	127,985,000	126,521,416

Weighted average shares outstanding - diluted	128,055,000	126,521,416

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid In	Stock	Accumulated
	Amount	Value	Capital	Payable	Deficit	Total

Balance, May 31, 2020	126,521,416	$12,653	$71,196,814	$241,109	$(76,846,124)	$(5,395,548)

Common stock to be issued to officer	-	-	-	26,938	-	26,938
Shares of common stock cancelled	-	-	-	(25,750)	-	(25,750)
Net loss for the three months ended August 31, 2020	-	-	-	-	(1,145,036)	(1,145,036)
Balance, August 31, 2020	126,521,416	$12,653	$71,196,814	$242,297	$(77,991,160)	$(6,539,396)

Balance, May 31, 2021	127,221,416	$12,723	$77,561,393	$65,702	$(92,736,638)	$(15,096,820)

Common stock issued for conversion of debt	936,666	94	280,906	-	-	281,000
Net income for the three months ended August 31, 2021	-	-	-	-	427,599	427,599
Balance, August 31, 2021	128,158,082	$12,817	$77,842,299	$65,702	$(92,309,039)	$(14,388,221)

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	August 31, 2021	August 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$427,599	$(1,145,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of shares cancelled	-	(25,750)
Amortization of debt discounts	21,297	395,070
Fair value of shares vested by officers	-	26,938
Gain on settlement of note receivable	(1,174,082)	-
Depreciation and amortization expense	177,312	170,760
Bad debt expense	-	5,992
Changes in assets and liabilities:
Accounts receivable	160,306	(307,087)
Prepaid expenses and other current assets	(47,234)	(101,212)
Inventory	(454,468)	(142,802)
Interest receivable	-	(60,565)
Right of use asset	70,263	86,830
Accounts payable and accrued expenses	(229,793)	237,820
Accrued interest	(3,747)	258,114
Deferred tax liability	328,340	-
Operating lease liability	(61,068)	(102,617)
Net cash used in operating activities	(785,275)	(703,545)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(92,979)	(84,921)
Proceeds from collection of note receivable	1,174,082	750,000
Net cash provided by investing activities	1,081,103	665,079

Net increase (decrease) in cash and cash equivalents	295,828	(38,466)

Cash and cash equivalents at beginning of period	1,665,263	2,925,568

Cash and cash equivalents at end of period	$1,961,091	$2,887,102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$401,042	$139,984
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capitalized interest on convertible debentures	$-	$212,601
Shares issued for conversion of notes payable	$281,000	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

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

Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 paid in February 2018, for an initial 10% of each of the Oasis LLCs.  At that time, the Company applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received. On June 27, 2018, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $5,995,543, a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 22,058,823 shares of its common stock (the “Purchase Price Shares”) (collectively, the “Closing Consideration”). The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because the Company assumed an additional $204,457 of liabilities. The Company used the proceeds of a Canadian private securities offering to fund the cash portion of the Closing Consideration.  The Company then applied for regulatory approval to own the additional 90% in membership interests in the Oasis LLCs, which it received on December 12, 2018.  On December 12, 2018, the transfer of the remaining 90% interest of the Oasis LLCs was approved. The Company has applied for regulatory approval to own its interest in the Oasis LLCs through Alternative Solutions under the revised structure of the transaction, which is currently under review.

On October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc., a Massachusetts corporation (“IGH”), entered into an Option Agreement (the “IGH Option Agreement”). Under the terms of the IGH Option Agreement, CLS Massachusetts had an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that is one year after the effective date of the conversion and December 1, 2019 and ending on the date that was 60 days after such date. If CLS Massachusetts exercised the IGH Option, the Company, a wholly-owned subsidiary of the Company and IGH would enter into a merger agreement (the form of which had been agreed to by the parties) (the “IGH Merger Agreement”). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts would pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note. IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement entered into agreements pursuant to which such stockholders, among other things, agreed to vote in favor of such transactions. On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH, in the principal amount of $5,000,000, subject to the terms and conditions set forth in that certain loan agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender. The loan was evidenced by a secured promissory note of IGH, which bore interest at the rate of 6% per annum and was to mature on October 31, 2021. To secure the obligations of IGH to the Company under the loan agreement and the promissory note, the Company and IGH entered into a security agreement dated as of October 31, 2018, pursuant to which IGH granted to the Company a first priority lien on and security interest in all personal property of IGH. If the Company did not exercise the Option on or prior to the date that was 30 days following the end of the option period, the loan amount would be reduced to $2,500,000 as a break-up fee, subject to certain exceptions set forth in the IGH Option Agreement. On August 26, 2019, the parties amended the IGH Option Agreement to, among other things, delay closing until January 2020. By letter agreement dated January 31, 2020, the Company, CLS Massachusetts and IGH extended the IGH Option Agreement to February 4, 2020. On February 4, 2020, CLS Massachusetts exercised the IGH Option. By letter dated February 26, 2020, the Company informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. The Company advised IGH that it was electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the Note. This dispute, including whether IGH breached the IGH Option and whether CLS is entitled to collect default interest, was in litigation. During the twelve months ended May 31, 2021, the Company impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which includes $2,497,884 in principal and $822 in accrued interest.

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of the Company effective on June 11, 2021 (the “IGH Settlement Note”). Pursuant to the IGH Settlement Note, IGH shall pay the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest shall be paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the three months ended August 31, 2021, the Company received $1,174,082 under the IGH Settlement Note, which includes $1,166,667 in principal and $7,415 in accrued interest.  As of August 31, 2021, the amount due under the IGH Settlement Note was $1,833,333. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company had cash and cash equivalents of $1,961,091 and $1,665,263 as of August 31, 2021 and May 31, 2021, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had $0 and $5,992 of bad debt expense during the three months ended August 31, 2021 and 2020, respectively.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At August 31, 2021, the net carrying value of goodwill on  the Company’s balance sheet remained at $557,896.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $446,666 and $132,032 for the three months ended August 31, 2021 and 2020, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. Total recognized research and development expenses were $600 and $7,007 for the three months ended August 31, 2021 and 2020, respectively.

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

Effective June 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from commercial sales of products and licensing agreements by applying the following steps: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract; and (5) recognizing revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of the service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended August 31, 2021 and 2020.

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended August 31, 2021 and 2020:

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2021	August 31, 2020
Cannabis Dispensary	3,745,575	3,085,525
Cannabis Production	1,755,135	695,344
	5,500,710	3,780,869

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period.  At August 31, 2021 and 2020, the Company excluded from the calculation of fully diluted shares outstanding the following shares because the result would have been anti-dilutive: At August 31, 2021, a total of 110,062,032 shares (40,090,978 issuable upon the exercise of warrants, 3,041,290 issuable upon the exercise of unit warrants, and 66,157,385 issuable upon the conversion of convertible notes payable and accrued interest). At August 31, 2020, a total of 88,399,315 shares (54,835,145 issuable upon the exercise of warrants; 7,676,974 issuable upon the exercise of unit warrants; 25,454,696 issuable upon the conversion of convertible notes payable and accrued interest; and 432,500 in stock to be issued).

The following is a reconciliation for the calculation of basic and diluted earnings per share for the three months ended August 31, 2021 and 2020:

	For the Three Months Ended August 31,
	2021	2020

Net income (loss)	$427,599	$(1,145,036)
Weighted average number of common shares outstanding	127,985,000	126,521,416
Dilutive effect of shares issuable	70,000	-
Diluted weighted average number of common shares outstanding	128,055,000	126,521,416
Basic earnings (loss) per share	$0.00	$(0.01)
Diluted earnings (loss) per share	$0.00	$(0.01)

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the three months ended August 31, 2021 and 2020.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $92,309,039 as of August 31, 2021. The Company’s auditors stated in their opinion on the Company’s financial statements for the year ended May 31, 2021 that there was substantial doubt about the Company’s ability to continue as a going concern, and that further losses were anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Joint Venture and Options Transaction

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH shall pay the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest shall be paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the three months ended August 31, 2021, the Company received $1,174,082 under the IGH Settlement Note, which includes $1,166,667 in principal and $7,415 in accrued interest. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

Note 4 – Accounts Receivable

Accounts receivable was $524,629 and $684,935 at August 31, 2021 and May 31, 2021, respectively. During the three months ended August 31, 2021 and 2020, the Company had bad debt expense in the net amount of $0 and $5,922. No allowance for doubtful accounts was necessary during the three months ended August 31, 2021 and 2020.

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	August 31, 2021	May 31, 2021
Deposits	$2,235	$2,244
Prepaid expenses	257,312	250,069
Other receivable	50,000	10,000
Total	$309,547	$262,313

Deposits consist of amounts paid in advance for the acquisition of property and equipment. Prepaid expenses consist primarily of annual license fees charged by the State of Nevada; these fees are paid in advance, and amortized over the one-year term of the licenses.

Note 6 – Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	August 31,	May 31,
	2021	2021
Raw materials	$244,702	$344,085
Finished goods	1,437,818	883,967
Total	$1,682,520	$1,228,052

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 7 – Notes Receivable

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

During the year ended May 31, 2018, the Company received a payment of $50,000 on the PRH Note.  As a result, the Company has reduced the impairment of the PRH Note by $50,000 to reflect this payment.  The receivable is recorded on the balance sheet as of August 31, 2021 and 2020 in the amount of $0, net of allowance in the amount of $450,000.

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH shall pay the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest shall be paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the three months ended August 31, 2021, the Company received $1,174,082 under the IGH Settlement Note, which includes $1,166,667 in principal and $7,415 in accrued interest.  As of August 31, 2021, the amount due under the IGH Settlement Note was $1,833,333. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

Note 8 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at August 31, 2021 and May 31, 2021.

	August 31, 2021	May 31, 2021
Office equipment	$124,381	$120,068
Furniture and fixtures	145,103	145,103
Machinery & Equipment	1,893,091	1,823,094
Leasehold improvements	2,840,686	2,822,017
Less: accumulated depreciation	(1,582,492)	(1,434,614)
Property, plant, and equipment, net	$3,420,769	$3,475,668

The Company made payments in the amounts of $92,979 and $84,921 for property and equipment during the three months ended August 31, 2021 and 2020, respectively.

Depreciation of property, plant, and equipment was $147,878 and $140,892 for the three months ended August 31, 2021 and 2020 respectively.

Note 9 – Right to Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 4 years, some of which include options to extend.

The Company’s lease expense for the three months ended August 31, 2021 was entirely comprised of operating leases and amounted to $122,944. The Company’s right of use (“ROU”) asset amortization for the three months ended August 31, 2021 was $70,263. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The Company has recorded total right to use assets of $3,891,437 and liabilities in the amount of $3,848,037 through August 31, 2021, resulting in gains in the amount of $28,511 during the year ended May 31, 2020 and $14,899 during the year ended May 31, 2021.. During the year ended May 31, 2020, the Company entered into agreements to amend certain of its operating leases. The lease of the dispensary and administrative offices at 1800 Industrial Road was extended from June 30, 2023 to February 28, 2030, and the lease of the offices at 1718 Industrial Road was extended from August 31, 2020 to August 31, 2022. During the year ended May 31, 2021, the Company entered into an agreement to extend the lease of its cultivation and processing facility at 203 E. Mayflower Avenue through February 28, 2030.

Right to use assets – operating leases are summarized below:

August 31, 2021
Amount at inception of leases	$3,891,437
Amount amortized	(1,711,691)
Balance – August 31, 2021	$2,179,746

Operating lease liabilities are summarized below:

Amount at inception of leases	$3,848,037
Amount amortized	(1,642,686)
Balance – August 31, 2021	$2,205,351

Warehouse and offices	$2,196,205
Office equipment	9,146
Balance – August 31, 2021	$2,205,351

Lease liability	$2,205,351
Less: current portion	(295,598)
Lease liability, non-current	$1,909,753

Maturity analysis under these lease agreements is as follows:

Twelve months ended August 31, 2022	$459,735
Twelve months ended August 31, 2023	450,586
Twelve months ended August 31, 2024	463,818
Twelve months ended August 31, 2025	477,445
Twelve months ended August 31, 2026	334,797
Thereafter	674,094
Total	$2,860,475
Less: Present value discount	(655,124)
Lease liability	$2,205,351

Note 10 – Intangible Assets

Intangible assets consisted of the following at August 31, 2021 and May 31, 2021:

	August 31, 2021
	Gross	Accumulated Amortization	Net
Intellectual Property	$319,600	$(101,207)	$218,393
License & Customer Relations	990,000	(156,750)	833,250
Tradenames - Trademarks	301,000	(95,317)	205,683
Non-Compete Agreements	27,000	(27,000)	-
Domain Names	25,993	(7,563)	18,430
Total	$1,663,593	$(387,837)	$1,275,756

	May 31, 2021
	Gross	Accumulated Amortization	Net
Intellectual Property	$319,600	$(93,217)	$226,383
License & Customer Relations	990,000	(144,375)	845,625
Tradenames - Trademarks	301,000	(87,792)	213,208
Non-Compete Agreements	27,000	(27,000)	-
Domain Names	25,993	(6,019)	19,974
Total	$1,663,593	$(358,403)	$1,305,190

Total amortization expense charged to operations for the three months ended August 31, 2021 and 2020 was $29,434 and $116,014, respectively.

Amount to be amortized during the twelve months ended August 31,
2022	$111,989
2023	111,989
2024	111,989
2025	111,989
2026	111,989
Thereafter	715,811
$1,275,756

Note 11 – Goodwill

The Company recorded goodwill in the amount of $25,742,899 in connection with the acquisition of Alternative Solutions on June 27, 2018.

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

The Company assessed its intangible assets as of May 31, 2021 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company determined that the fair value of its intangible assets exceeded the carrying value of goodwill for the year ended May 31, 2021. As a result, no impairment was recorded during the year ended May 31, 2021. At August 31, 2021, the net amount of goodwill on the Company’s balance sheet was $557,896.

Note 12 – Other Assets

Other assets consisted of the following at August 31, 2021 and May 31, 2021:

	August 31,	May 31,
	2021	2021
Security deposits	$167,455	$167,455
	$167,455	$167,455

Note 13 – Accounts Payable and Accrued Liabilities

Accrued accounts payable and accrued liabilities consisted of the following at August 31, 2021 and May 31, 2021:

	August 31, 2021	May 31, 2021
Trade accounts payable	$745,965	$771,843
Accrued payroll and payroll taxes	225,711	279,721
Accrued liabilities	407,156	557,061
Total	$1,378,832	$1,608,625

Note 14 – Convertible Notes Payable

August 31, 2021	May 31, 2021

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 matures on a date that is three years following issuance. The U.S. Convertible Debenture 1 is convertible into units (the “Convertible Debenture Units”) at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of  U.S. Convertible Debenture 1 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 1 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the three months ended August 31, 2021 and 2020, $0 and $271,241 of this discount was charged to operations, respectively. During the three months ended August 31, 2021 and 2020, the Company accrued interest in the amounts of $90,089 and $90,089 on the U.S. Convertible Debenture 1, respectively. During the three months ended August 31, 2021 and 2020, the Company made interest payments in the amounts of $90,089 and $60,059, respectively. On April 15, 2021, the U.S. Convertible Debenture 1 was amended as follows: (i) the conversion price of the debenture was reduced to $0.30 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $2,038,803 during the year ended May 31, 2021 in connection with this amendment.

$4,504,457	$4,504,457

August 31 2021	May 31, 2021

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 matures on a date that is three years following issuance. The U.S. Convertible Debenture 2 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 2 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 2, the conversion price of U.S. Convertible Debenture 2 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 2 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the three months ended August 31, 2021 and 2020, $0 and $67,810 of this discount was charged to operations, respectively. During the three months ended August 31, 2021 and 2020, the Company accrued interest in the amounts of $22,522 and $22,523 on the U.S. Convertible Debenture 2, respectively. During the three months ended August 31, 2021 and 2020, the Company made interest payments in the amounts of $22,522 and $15,015, respectively. On April 15, 2021, the U.S. Convertible Debenture 2 was amended as follows: (i) the conversion price of the debentures was reduced to $0.30 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $509,700 during the year ended May 31, 2021.

1,126,114	1,126,114

Convertible debenture in the principal amount of $100,000 (the “U.S. Convertible Debenture 3”) dated October 24, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 3. The U.S. Convertible Debenture 3 matures on a date that is three years following issuance. The U.S. Convertible Debenture 3 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 3 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 3, the conversion price of U.S. Convertible Debenture 3 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 3 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 3 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 3 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $75,415 on the U.S. Convertible Debenture 3. During the three months ended August 31, 2021 and 2020, $6,285 and $6,285 of this discount was charged to operations, respectively. During the three months ended August 31, 2021 and 2020, the Company accrued interest in the amounts of $2,252 and $2,252 on the U.S. Convertible Debenture 3, respectively. During the three months ended August 31, 2021 and 2020, the Company made interest payments in the amounts of $2,252 and $1,652, respectively.

112,613	112,613

August 31, 2021	May 31, 2021

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 matures on a date that is three years following issuance. The U.S. Convertible Debenture 4 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of U.S. Convertible Debenture 4 will be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 4 will be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the three months ended August 31, 2021 and 2020, $0 and $34,721 of this discount was charged to operations, respectively. During the three months ended August 31, 2021 and 2020, the Company accrued interest in the amounts of $11,982 and $11,983 on the U.S. Convertible Debenture 4, respectively. During the three months ended August 31, 2021 and 2020, the Company made interest payments in the amounts of $11,982 and $8,654, respectively. On April 19, 2021, the U.S. Convertible Debenture 4 was amended as follows: (i) the conversion price of the debenture was reduced to $0.30 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $271,164 during the year ended May 31, 2021.

599,101	599,101

Convertible debenture in the principal amount of $150,000 (the “U.S. Convertible Debenture 5”) dated October 26, 2018,  which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 5. The U.S. Convertible Debenture 5 matures on a date that is three years following issuance. The U.S. Convertible Debenture 5 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 5 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 5 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $120,100 on the U.S. Convertible Debenture 5. During the three months ended August 31, 2021 and 2020, $10,008 and $10,008 of this discount was charged to operations, respectively. During the three months ended August 31, 2021 and 2020, the Company accrued interest in the amounts of $3,378 and $3,378 on the U.S. Convertible Debenture 5, respectively. During the three months ended August 31, 2021 and 2020, the Company made interest payments in the amounts of $3,378 and $2,402, respectively.

168,919	168,919

	August 31, 2021	May 31, 2021

Convertible debenture payable in the principal amount of $75,000 (the “U.S. Convertible Debenture 6”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 6. The U.S. Convertible Debenture 6 matures on a date that is three years following issuance. The U.S. Convertible Debenture 6 is convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 6 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 6 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $60,049 on the U.S. Convertible Debenture 6. During the three months ended August 31, 2021 and 2020, $5,004 and $5,005 of this discount was charged to operations, respectively. During the three months ended August 31, 2021 and 2020, the Company accrued interest in the amounts of $1,689 and $1,689 on the U.S. Convertible Debenture 6, respectively. During the three months ended August 31, 2021 and 2020, the Company made interest payments in the amounts of $1,689 and $1,201, respectively.

	84,459	84,459

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures mature on a date that is three years following issuance. The Canaccord Debentures are convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consists of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 32,321 shares of the Company’s common stock, and warrants to purchase 16,160 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the three months ended August 31, 2021 and 2020, the Company accrued interest in the amounts of $265,382 and $266,436 on the Canaccord Debentures, respectively. During the three months ended August 31, 2021 and 2020, the Company made interest payments in the amounts of $264,383 and $51,001, respectively. Also, during the three months ended August 31, 2021 and 2020, the Company transferred the amounts of $0 and $212,601 from accrued interest to principal of the Canaccord Debentures, respectively. On March 31, 2021, the Canaccord Debentures were amended as follows: (i) the conversion price of the debentures was reduced to $0.30 per unit; (ii) the maturity date was extended from December 12, 2021 to December 12, 2022; (iii) the mandatory conversion threshold was reduced from a daily volume weighted average trading price of greater than $1.20 per share to $0.60 per share for the preceding ten consecutive trading days; and (iv) the exercise price of the warrants issuable upon conversion was reduced from $1.10 to $0.40 and the expiration of the warrants extended until March 31, 2024. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $3,286,012 during the year ended May 31, 2021. During the three months ended August 31 2021, principal in the aggregate amount of $281,000 was converted into an aggregate of 936,666 shares of the Company’s common stock, and warrants to purchase 468,333 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement.

	13,219,150	13,500,150

Total - Convertible Notes Payable	$19,814,813	$20,905,813
Less: Discount	(14,199)	(35,496)
Convertible Notes Payable, Net of Discounts	$19,800,614	$20,060,317

	August 31, 2021	May 31, 2021
Total - Convertible Notes Payable, Net of Discounts, Current Portion, net of discount of $14,199 and $35,496	$351,792	$330,495
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion, net of discount of $0 and $0	$19,448,822	$19,729,822

Discounts on notes payable amortized to interest expense – 3 months ended August 31, 2021 and 2020, respectively	$21,297	$395,070

Aggregate maturities of notes payable and convertible notes payable as of August 31, 2021 are as follows:

For the twelve months ended August 31,

2022	$365,991
2023	19,448,822
2024	-
2025	-
2026	-
Thereafter	-
Total	$19,814,813

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

Note 16 – Stockholders’ Equity

The Company’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.0001, at August 31, 2021 and May 31, 2021, and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 128,158,082 and 127,221,416 shares of common stock issued and outstanding as of August 31, 2021 and May 31, 2021, respectively.

Three months ended August 31, 2021

Common Stock and Warrants Issued upon Conversion of Notes Payable:

On June 17, 2021, the Company issued 936,666 shares of common stock and three-year warrants to acquire 468,333 shares of common stock at a price of $1.10 per share to Canaccord Genuity Corp., as nominee, in connection with the conversion of a portion of the Canaccord Debentures in the principal amount of $281,000. No gain or loss was recorded on this transaction because the conversion was made pursuant to the terms of the original agreement.

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

Warrants

The Company values warrants using the Black-Scholes valuation model utilizing the following variables. On March 31, 2021, the Company reduced the conversion price of the Canaccord Debentures from $0.80 per unit to $0.30 per unit, increasing the warrants issuable upon conversion of the Canaccord Debentures from 8,408,400 to 22,516,374. As amended, each warrant issuable pursuant to conversion of the Canaccord Debentures is exercisable for one share of the Company’s common stock at a price equal to $0.40 per share until March 31, 2024.

In April 2021, the Company amended $6,229,672 in outstanding debentures to reduce the conversion price of the debentures from $0.80 per unit to $0.30 per unit, increasing the warrants issuable upon conversion of such debentures from 3,893,545 to 10,382,785. As amended, each warrant issuable pursuant to conversion of such debentures is exercisable for one share of the Company’s common stock at a price equal to 137.5% of the conversion price (presently $0.4125 per share) until July 14, 2024.

The following table summarizes the significant terms of warrants outstanding at August 31, 2021. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.41	468,333	1.17	$0.41	468,333	$0.41
0.49	33,465,110	0.12	0.49	33,465,110	0.49
0.50	2,736,500	0.24	0.50	2,736,500	0.50
0.60	3,125,000	1.02	0.60	3,125,000	0.60
1.10	296,035	0.34	1.10	296,035	1.10
	40,090,978	0.21	$0.50	40,090,978	$0.50

Transactions involving warrants are summarized as follows. This table does not include the unit warrants. See Unit Warrants section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2020	54,835,145	$0.53
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(837,500)	$0.75

Warrants outstanding at May 31, 2021	53,997,645	$0.50
Granted	468,333	$0.41
Exercised	-	$-
Cancelled / Expired	(14,375,000)	$0.60
Warrants outstanding at August 31, 2021	40,090,978	$0.50

Unit Warrants

In February and March 2018, in connection with the Westpark offering, the Company issued five-year warrants to purchase 205,238 of the Company’s units at an exercise price of $1.25 per unit. Each unit consists of four shares of common stock and one warrant to purchase a share of common stock for $0.75 per share.

On June 20, 2018, in connection with the special warrant offering, the Company issued Canaccord Genuity Corp. 2,317,842 three-year broker warrants at an exercise price of C$0.45 per share as compensation.  Each warrant entitles the holder to purchase one unit, which consists of one share of common stock and a warrant to purchase one share of common stock, for C$0.65 per share. These warrants were valued at $1,495,373, and this amount was charged to operations during the year ended May 31, 2019. These warrants expired on June 20, 2021.

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

The following summarizes the Company’s financial liabilities that are recorded at fair value on a recurring basis at August 31, 2021 and May 31, 2021:

August 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

May 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

Note 18 – Related Party Transactions

As of August 31, 2021 and May 31, 2020, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

Note 19 – Income Taxes

The following table summarizes the Company’s income tax accrued for the three months ended August 31, 2021:

August 31, 2021
Income before provision for income taxes	$755,939
Provision for income taxes	$328,340
Effective tax rate	43.4%

Due to the accrual of taxes related to Section 280E of the Internal Revenue Code, as amended, the Company has an uncertain tax accrual that is currently being expensed as a change in estimate. The Company has net operating losses that it believes are available to it to offset this expense; however, there can be no assurance under current interpretations of tax laws for cannabis companies that the Company will be allowed to use these net operating losses to offset Section 280E tax expenses.

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

Note 21 – Subsequent Events

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

By letter dated February 26, 2020, we informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. We further advised IGH that we were electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the IGH Note. On March 3, 2020, we filed a claim for declaratory relief, among other things, requesting the court declare that CLS Massachusetts had validly exercised the IGH Option and instruct IGH to comply with its diligence requests and ultimately execute a merger agreement with us. The dispute regarding whether CLS Massachusetts properly exercised the IGH Option arose after CLS Massachusetts delivered a notice of exercise to IGH and IGH subsequently asserted that CLS Massachusetts’ exercise was invalid. On February 27, 2021, IGH notified us that it did not plan to make further payments under the IGH Note on the theory that the Break-Up fee excused additional payments. We vehemently disagreed with this assertion. During the twelve months ended May 31, 2021, we impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which includes $2,497,884 in principal and $822 in accrued interest. As of August 31, 2021, the principal balance of the IGH Note was $0 and the interest receivable was $0.

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of us and effective June 11, 2021 (the “IGH Settlement Note”). Pursuant to the IGH Settlement Note, IGH shall pay us $3,000,000, $1,000,000 of which was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments, which began on August 12, 2021. During the three months ended August 31, 2021, we received $1,174,082 under the IGH Settlement Note , which includes $1,166,667 in principal and $7,415 in accrued interest.  As of August 31, 2021, $1,833,333 was due under the IGH Settlement Note. We record amounts paid under the IGH Settlement Note as gains when payments are received.

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

We incurred a net loss of $15,890,514 for the year ended May 31, 2021, and net income of $427,599 for the three months ended August 31, 2021, respectively, resulting in an accumulated deficit of $92,736,638 as of May 31, 2021, which deficit decreased to $92,309,039 as of August 31, 2021.  Although we achieved net income during the first quarter of fiscal 2022, these conditions continue to raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations for the Three Months Ended August 31, 2021 and 2020

The table below sets forth our expenses as a percentage of revenue for the applicable periods:

	Three Months Ended	Three Months Ended
	August 31, 2021	August 31, 2020
Revenue	100%	100%
Cost of Goods Sold	47%	47%
Gross Margin	53%	53%
Selling, General, and Administrative Expenses	53%	64%
Interest expense, net	8%	17%
Gain on settlement of notes receivable	(21)%	-

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Three Months Ended	Three Months Ended
	August 31, 2021	August 31, 2020
Number of Customers Served (Dispensary)	65,092	54,738
Revenue	$5,500,710	$3,780,869
Gross Profit	$2,896,243	$1,992,009
Gain on settlement of notes receivable	$(1,174,082)	$-
Net Income (Loss)	$427,599	$(1,145,036)
EBITDA (1)	$1,351,843	$(241,674)
Adjusted EBITDA (1)	$194,475	$(173,129)

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

Reconciliation of net loss for the three months ended August 31, 2021 and 2020 to EBITDA and Adjusted EBITDA is in the table below:

	Three Months Ended August 31, 2021	Three Months Ended August 31, 2020
Net Loss	$427,599	$(1,145,036)
Add:
Interest expense, net	$418,592	$732,602
Provision for income taxes	$328,340	$-
Depreciation and amortization	$177,312	$170,760
EBITDA	$1,351,843	$(241,674)

Other adjustments:
Non-recurring cash payments for litigation	$16,714	$41,607
Non-recurring gain on settlement of note receivable	$(1,174,082)	$-
Non-cash compensation	$-	$26,938
Adjusted EBITDA	$194,475	$(173,129)

Revenues

We had revenue of $5,500,710 during the three months ended August 31, 2021, an increase of $1,719,841, or 45%, compared to revenue of $3,780,869 during the three months ended August 31, 2020. Our cannabis dispensary accounted for $3,745,575, or 68%, of our revenue for the three months ended August 31, 2021, an increase of $660,050, or 21%, compared to $3,085,525 during the three months ended August 31, 2020. Dispensary revenue also increased during the first quarter of fiscal year 2022 because our average sales per day increased from $33,538 during the first quarter of fiscal 2021 to $40,713 during the first quarter of fiscal 2022. Our cannabis production accounted for $1,755,135, or 32%, of our revenue for the three months ended August 31, 2021, an increase of $1,059,791, or 152%, compared to $695,344 for the three months ended August 31, 2020.  The increase in production revenues for the first quarter of fiscal 2022 was primarily due to delays during the first quarter of fiscal 2021 in making changes to our wholesale product mix dictated by market demand during construction of our state-of-the-art manufacturing facility. Such changes have now been implemented. The increase in wholesale revenue for the first quarter of fiscal 2022 also was due to the impact of our improvements in purchasing and timely delivery of products, increased toll processing customers, and implementation of more effective systems and controls.

Cost of Goods Sold

Our cost of goods sold for the three months ended August 31, 2021 was $2,604,467, an increase of $815,607, or 46%, compared to cost of goods sold of $1,788,860 for the three months ended August 31, 2020. The increase in cost of goods sold for the three months ended August 31, 2021 was due primarily to our increase in sales during the quarter. Cost of goods sold was 47% of sales during both the first quarter of fiscal 2022 and fiscal 2021 resulting in a 53% gross margin for both years, which exceeds our target of 50%. Cost of goods sold during the first quarter of fiscal 2022 primarily consisted of $2,276,088 of product cost, $175,771 of state and local fees and taxes, and $128,544 of supplies and materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $491,351, or approximately 20%, to $2,895,794 during the three months ended August 31, 2021, compared to $2,404,443 for the three months ended August 31, 2020. The increase in SG&A expenses for the three months ended August 31, 2021 was primarily due to the use of a third-party marketing firm for campaigns to promote brand awareness; payroll and related expenses due to an increase in commissions related to increased sales and increased staffing needed to support this sales growth; office and facilities costs incurred in connection with our expanded manufacturing facility; and an increase in travel related expenses.

SG&A expense during the first quarter of fiscal 2022 was primarily attributable to an aggregate of $2,359,196 in costs associated with operating the Oasis LLCs, an increase of $559,758 compared to $1,799,438 during fiscal 2020. The major components of the $522,799 increase in SG&A associated with the operation of the Oasis LLCs during the three months ended August 31, 2021 compared to the three months ended August 31, 2020 were as follows: sales, marketing, and advertising costs of $446,666 compared to $132,033; lease, facilities and office costs of $522,217 compared to $447,708; and payroll and related costs of $1,001,651 compared to $941,445. Payroll and marketing costs increased during the first quarter of fiscal 2022 due to the growth in revenues of the Oasis LLCs during the first quarter of fiscal 2022, our use of a third-party marketing firm for campaigns to promote brand awareness,, and costs incurred in connection with our response to COVID-19.  Lease, facilities, and office costs increased due to our expanded production facility and due to costs incurred in connection with our response to COVID-19.

Finally, SG&A decreased by an aggregate of $68,406 during the first quarter of fiscal 2022 as a result of a decrease in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to an aggregate of $536,599, from $605,005 during the first quarter of fiscal 2021. The major components of this decrease compared to the first quarter of fiscal 2021 were as follows: non-cash compensation decreased by $26,938; travel related expenses decreased by $25,362; and office and facilities costs decreased by $15,352. These decreases were primarily due to not issuing non-cash compensation to our officers or consultants during the first quarter of fiscal 2022; a decline in travel due to the impact of COVID-19; and a decline in spending on website design and development during the first quarter of fiscal 2022.

Gain on Settlement of Note Receivable

During the three months ended August 31, 2021, we recorded a gain on the settlement of the IGH Note in the amount of $1,174,082; there was no comparable transaction during the first quarter of the prior fiscal year. This gain on the settlement arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments.  On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid us $1,000,000 on or before June 21, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments, which commended on August 12, 2021.

Interest Expense, Net

Our interest expense, net of interest income, was $418,592 for the three months ended August 31, 2021, a decrease of $314,010, or 43%, compared to $732,602 for the three months ended August 31, 2020. The decrease in interest expense was primarily due to the write-off of discounts on debentures in the amount $996,727 in connection with the amendment of U.S. Convertible Debentures 1, 2 and 4 and the Canaccord Debentures during the fourth quarter of fiscal 2021. The decrease in net interest expense for the first quarter of fiscal 2022 was partially offset by a decrease in interest income during the first quarter of fiscal 2022 in the amount of $60,565, from $60,565 during the three months ended August 31, 2020 to $0 during the three months ended August 31, 2021.  This decrease occurred due to the lower principal balance under the IGH Note.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $328,340 during the three months ended August 31, 2021 compared to $0 during the three months ended August 31, 2020. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

Our net income for the three months ended August 31, 2021 was $427,599 compared to a net loss of $1,142,036 for the three months ended August 31, 2020, an improvement of $1,572,635, or 137%.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at August 31, 2021 and May 31, 2021:

	August 31,	May 31,
	2021	2021
Current Assets	$4,477,787	$3,840,563
Current Liabilities	$5,109,055	$4,984,485
Working Capital (Deficit)	$(631,268)	$(1,143,922)

At August 31, 2021, we had a working capital deficit of $631,268, a decrease of $512,654 from the working capital deficit of $1,143,922 we had at May 31, 2021. Our working capital at August 31, 2021, includes $1,961,091 of cash. Our working capital was increased primarily due to an increase in our inventory of $454,468, and an increase in cash and cash equivalents of $295,828, which was partially offset by a $328,340 liability for income taxes, which taxes are imposed because we are a cannabis company.  We believe we have net operating losses sufficient to offset this income tax liability in full.

Our working capital needs will likely continue to increase, and if we require additional funds to meet them, we will seek additional debt or equity financing. Until the first quarter of fiscal 2022, we operated at a loss. Over the next twelve months we will likely require additional capital to pursue the implementation of our business plan, including the development of other revenue sources, such as possible acquisitions and joint venture.

During the next twelve months we do not have any capital projects planned. We may pursue additional acquisitions and joint ventures in the next twelve months but we have not entered into any definitive agreements with respect to either additional acquisitions or joint ventures or the capital necessary to finance them. If we do pursue any acquisitions or joint ventures, we would likely fund them with the proceeds of future equity sales, warrant exercise proceeds, loans or seller financings. We have not pursued the availability of any such sources at present.

Although our revenues are expected to grow as we expand our operations, we only achieved net income for the first time this quarter. Although we believe we have funds sufficient to sustain our operations at their current level, if we require additional cash, we expect to obtain the necessary funds as described above; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through additional debt and/or equity investments and acquisitions in our industry, successfully execute our business strategy, including our planned expansion and acquisitions, and successfully navigate the COVID-19 business environment in which we currently operate as well as any changes that may arise in the cannabis regulatory environment. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Cash flows used in operating activities were $785,275 during the three months ended August 31, 2021, an increase of $81,730, or approximately 12%, compared to $703,545 during the three months ended August 31, 2020.  In deriving cash flows used in operating activities from the net income (loss) for the first quarters of fiscal 2022 and fiscal 2021, there were net amounts of $198,609 and $567,018, respectively, of non-cash items that were added back to the net income (loss) for each such quarter.  For the first quarter of fiscal 2022, the most significant item added back to net income was $1,174,082 related to the gain on settlement of the IGH Note ; there was no comparable charge during the first quarter of fiscal 2021.  We also recorded the following significant items in the first quarter of fiscal 2022: $21,297 of amortization of debt discounts during the first quarter of fiscal 2022 compared to $395,070 during the first quarter of fiscal 2021; and $177,312 of depreciation and amortization during the first quarter of fiscal 2022 compared to $170,760 during the first quarter of fiscal 2021.

Finally, our cash used in operating activities was affected by changes in the components of working capital. The amounts of the components of working capital fluctuate for a variety of reasons, including management’s expectation of required inventory levels; the amount of accrued interest, both receivable and payable; the amount of prepaid expenses; the amount of accrued compensation and other accrued liabilities; our accounts payable and accounts receivable balances; and the capitalization of right of use assets and liabilities associated with operating leases. The overall net change in the components of working capital resulted in a decrease in cash from operating activities in the amount of $237,401 during the three months ended August 31, 2021, compared to a decrease in cash from operating activities of $131,519 during the first fiscal quarter of fiscal 2021.  The more significant changes for the three months ended August 31, 2021 were as follows: inventory increased by $454,468, compared to an increase of $142,802 during the first quarter of the prior fiscal year because of our improvements in purchasing and timely delivery of products, increased toll processing customers, and implementation of more effective systems and controls; accounts payable and accrued expenses decreased by $229,793 compared to an increase of $237,820 during the first quarter of the prior fiscal year due to increased payment of trade payables and an increase in city and state sales and excise taxes due; accounts receivable decreased by $160,306 compared to an increase of $307,087 during the first quarter of the prior fiscal year due to an increase in collection of receivables; and accrued interest decreased by $3,747 compared to an increase of $258,114 during the first quarter of the prior fiscal year due to the lower principal balance of our convertible debentures as a result of conversions during the first quarter of fiscal 2022.

Cash flows provided by investing activities were $1,081,103 for the three months ended August 31, 2021, an increase of $416,024, or 63%, compared to cash flow provided by investing activities of $665,079 during the three months ended August 31, 2020.  During the three months ended August 31, 2021 and 2020, we received principal payments on the IGH Note in the amounts of $1,174,082, and $750,000, respectively.

Third Party Debt

The table below summarizes the status of our third party debt and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our common stock:

Name of Note	Original Principal Amount	Outstanding or Repaid	Payment Details

Oasis Note	$4,000,000	Repaid	Repaid

2018 U.S. Convertible Debentures	$365,991	Outstanding	Due October 26-31, 2021. Amount due includes capitalized interest of $40,991.

Amended and Restated 2018 U.S. Convertible Debentures	$6,229,672	Outstanding	Due October 22-25, 2022. Amount due includes capitalized interest of $697,672.

2018 Convertible Debentures	$13,219,150	Outstanding	Due December 2022. Amount includes capitalized interest of $1,514,006 less conversion of principal in the amount of $306,856.

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

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, and have an accumulated deficit of $92,309,039 as of August 31, 2021, compared to $92,736,638, as of May 31, 2021. We had a working capital deficit of $631,268 as of August 31, 2021, compared to a working capital deficit of $1,143,922 at May 31, 2021. The report of our independent auditors for the year ended May 31, 2021 contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 17, 2021, in connection with the conversion of $281,000 in 8% senior unsecured convertible debentures due December 12, 2022, we issued 936,666 shares of our common stock and warrants exercisable for 468,333 shares of our common stock. The shares and warrants were issued in accordance with the terms of conversion of the debentures without additional consideration and in reliance on Section 3(a)(10) of the Securities Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS HOLDINGS USA, INC.

Date: October 12, 2021	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 12, 2021	By:	/s/ Andrew Glashow
Andrew Glashow
President and Chief Operating Officer
(Principal Financial and Accounting Officer)