Form 10-Q
period 2021-11-30
CLS Holdings USA, Inc.
filed 2022-01-12
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 128,158,082 shares of $0.0001 par value common stock outstanding as of January 10, 2022.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended November 30, 2021

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2021 (unaudited)	2021
ASSETS
Current assets
Cash and cash equivalents	$1,284,070	$1,665,263
Restricted cash	250,000	-
Accounts Receivable	799,866	684,935
Inventory	2,241,179	1,228,052
Prepaid expenses and other current assets	258,727	262,313
Total current assets	4,833,842	3,840,563

Property, plant and equipment, net of accumulated depreciation of $1,732,920 and $1,434,614	3,322,377	3,475,668
Right of use assets, operating leases	2,321,164	2,250,009
Intangible assets, net of accumulated amortization of $416,552 and $358,403	1,247,041	1,305,190
Goodwill	557,896	557,896
Other assets	260,455	167,455

Total assets	$12,542,775	$11,596,781

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,702,613	$1,608,625
Accrued interest	259,518	267,945
Funds held in escrow	250,000	-
Loan payable	303,815	-
Lease liability - operating leases, current	306,464	287,125
Taxes Payable	2,959,352	2,490,295
Convertible notes payable - current, net of discount of $0 and $35,496	6,229,672	330,495

Total current liabilities	12,011,434	4,984,485

Noncurrent liabilities
Lease liability - operating leases, non-current	2,049,384	1,979,294
Convertible notes payable - Long Term, net of discount of $0 and $0	13,219,150	19,729,822

Total Liabilities	27,279,968	26,693,601

Commitments and contingencies	-	-

Stockholder's deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized at November 30, 2021 and 2020; 128,158,082 and 127,221,416 shares issued and outstanding at November 30, 2021 and May 31, 2021	12,817	12,723
Additional paid-in capital	77,842,299	77,561,393
Common stock subscribed	65,702	65,702
Accumulated deficit	(92,654,511)	(92,736,638)
Stockholder’s deficit attributable to CLS Holdings USA, Inc.	(14,733,693)	(15,096,820)
Non-controlling interest	(3,500)	-
Total stockholders’ deficit	(14,737,193)	(15,096,820)
Total liabilities and stockholders' deficit	12,542,775	$11,596,781

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020

Revenue	$5,414,002	$4,907,889	$10,914,712	$8,688,758
Cost of goods sold	2,684,190	2,209,323	5,288,657	3,998,183
Gross margin	2,729,812	2,698,566	5,626,055	4,690,575

Selling, general and administrative expenses	3,052,433	2,801,118	5,948,227	5,205,561
Total operating expenses	3,052,433	2,801,118	5,948,227	5,205,561

Operating loss	(322,621)	(102,552)	(322,172)	(514,986)

Other (income) expense:
Interest expense, net	407,880	746,824	826,472	1,479,426
Gain on settlement of note receivable	(522,246)	-	(1,696,328)	-
Total other (income) expense	(114,366)	746,824	(869,856)	1,479,426

Income (Loss) before income taxes	(208,255)	(849,376)	547,684	(1,994,412)

Provision for income tax	(140,717)	-	(469,057)	-

Net income (loss) before non-controlling interest	(348,972)	(849,376)	78,627	(1,994,412)

Non-controlling interest	3,500	-	3,500	-

Net income (loss) attributable to CLS Holdings USA, Inc.	$(345,472)	$(849,376)	$82,127	$(1,994,412)

Net income (loss) per share - basic	$(0.00)	$(0.01)	$0.00	$(0.02)

Net income (loss) per share - diluted	$(0.00)	$(0.01)	$0.00	$(0.02)

Weighted average shares outstanding - basic	128,158,080	126,548,887	128,071,067	126,535,075

Weighted average shares outstanding - diluted	128,158,080	126,548,887	128,141,067	126,535,075

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional			Non-
	Common Stock		Paid In	Stock	Accumulated	controlling
	Amount	Value	Capital	Payable	Deficit	interest	Total

Balance, May 31, 2020	126,521,416	$12,653	$71,196,814	$241,109	$(76,846,124)	$-	$(5,395,548)
Common stock to be issued to officer	-	-	-	53,876	-	-	53,876
Common stock issued to officer from stock payable	50,000	5	14,965	(14,970)	-	-	-
Common stock to be issued to consultant	-	-	-	(25,750)	-	-	(25,750)
Net loss for the 6 months ended November 30, 2020	-	-	-	-	(1,994,412)	-	(1,994,412)
Balance, November 30, 2020 (unaudited)	126,571,416	$12,658	$71,211,779	$254,265	$(78,840,536)	$-	$(7,361,834)

Balance, May 31, 2021	127,221,416	$12,723	$77,561,393	$65,702	$(92,736,638)	$-	$(15,096,820)

Common stock issued for conversion of debt	936,666	94	280,906	-	-	-	281,000
Net income for the six months ended November 30, 2021	-	-	-	-	82,127	(3,500)	78,627
Balance, November 30, 2021 (unaudited)	128,158,082	$12,817	$77,842,299	$65,702	$(92,654,511)	$(3,500)	$(14,737,193)

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	November 30, 2021	November 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) attributable to CLS Holdings USA, Inc.	$78,627	$(1,994,412)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Fair value of shares cancelled	-	(25,750)
Amortization of debt discounts	35,496	790,140
Fair value of shares vested by officers	-	53,876
Gain on settlement of note receivable	(1,696,328)	-
Depreciation and amortization expense	356,455	342,331
Bad debt expense	129	5,992
Changes in assets and liabilities:
Accounts receivable	(115,060)	(126,410)
Prepaid expenses and other current assets	3,586	(63,228)
Inventory	(1,013,127)	(813,158)
Interest receivable	-	3,322
Right of use asset	158,257	175,727
Accounts payable and accrued expenses	93,988	257,882
Accrued interest	(8,427)	258,113
Funds held in escrow	250,000	-
Taxes payable	469,057	-
Operating lease liability	(139,983)	(207,409)
Net cash used in operating activities	(1,527,330)	(1,342,984)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(145,015)	(163,019)
Cash paid for construction deposit on grow facility	(93,000)	-
Proceeds from collection of note receivable	1,696,328	1,385,951
Net cash provided by (used in) investing activities	1,458,313	1,222,932

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	303,815	-
Principal payments on notes payable	(365,991)	-
Net cash used in financing activities	(62,176)	-

Net decrease in cash and cash equivalents	(131,193)	(120,052)

Cash and cash equivalents at beginning of period	1,665,263	2,925,568

Cash and cash equivalents at end of period	$1,534,070	$2,805,516

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$799,403	$541,412
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capitalized interest on convertible debentures	$-	$212,601
Shares issued for conversion of notes payable	$281,000	$-
Shares issued for services issued from stock payable	$-	$14,970
Initial ROU asset and lease liability	$229,412	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2021

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company has adopted a fiscal year end of May 31st.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of CLS Holdings USA, Inc., and its direct and indirect wholly owned operating subsidiaries, CLS Nevada, Inc., (“CLS Nevada”), CLS Labs, Inc. (“CLS Labs”), CLS Labs Colorado, Inc. (“CLS Colorado”), CLS Massachusetts, Inc. (“CLS Massachusetts”), and Alternative Solutions, LLC (“Alternative Solutions”), and its 50% interest in Kealii Okamalu LLC (“Kealii Okamalu”). Alternative Solutions is the sole owner of the following three entities (collectively, the “Oasis LLCs”): Serenity Wellness Center, LLC (“Serenity Wellness Center”); Serenity Wellness Products, LLC (“Serenity Wellness Products”); and Serenity Wellness Growers, LLC (“Serenity Wellness Growers”). The Company consolidates Kealii Okamalu because the Company is its sole manager. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

On October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc., a Massachusetts corporation (“IGH”), entered into an Option Agreement (the “IGH Option Agreement”). Under the terms of the IGH Option Agreement, CLS Massachusetts had an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that is one year after the effective date of the conversion and December 1, 2019 and ending on the date that was 60 days after such date. If CLS Massachusetts exercised the IGH Option, the Company, a wholly-owned subsidiary of the Company and IGH would enter into a merger agreement (the form of which had been agreed to by the parties) (the “IGH Merger Agreement”). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts would pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note. IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement entered into agreements pursuant to which such stockholders, among other things, agreed to vote in favor of such transactions. On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH, in the principal amount of $5,000,000, subject to the terms and conditions set forth in that certain loan agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender. The loan was evidenced by a secured promissory note of IGH, which bore interest at the rate of 6% per annum and was to mature on October 31, 2021. To secure the obligations of IGH to the Company under the loan agreement and the promissory note, the Company and IGH entered into a security agreement dated as of October 31, 2018, pursuant to which IGH granted to the Company a first priority lien on and security interest in all personal property of IGH. If the Company did not exercise the Option on or prior to the date that was 30 days following the end of the option period, the loan amount would be reduced to $2,500,000 as a break-up fee, subject to certain exceptions set forth in the IGH Option Agreement. On August 26, 2019, the parties amended the IGH Option Agreement to, among other things, delay closing until January 2020. By letter agreement dated January 31, 2020, the Company, CLS Massachusetts and IGH extended the IGH Option Agreement to February 4, 2020. On February 4, 2020, CLS Massachusetts exercised the IGH Option. By letter dated February 26, 2020, the Company informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. The Company advised IGH that it was electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the Note. This dispute, including whether IGH breached the IGH Option and whether CLS is entitled to collect default interest, was in litigation. During the twelve months ended May 31, 2021, the Company impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which included $2,497,884 in principal and $822 in accrued interest.

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of the Company effective on June 11, 2021 (the “IGH Settlement Note”). Pursuant to the IGH Settlement Note, IGH shall pay the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the six months ended November 30, 2021, the Company received $1,696,328 under the IGH Settlement Note, which includes $1,666,668 in principal and $29,660 in accrued interest. As of November 30, 2021, the amount due under the IGH Settlement Note was $1,333,333. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

On August 24, 2021, the Company formed Kealii Okamalu, LLC, a Nevada limited liability company. The Company and an additional investor each acquired a 50% ownership interest in Kealii Okamalu, and agreed to contribute up to $3,000,000 each for their respective membership interests. At November 30, 2021, the Company and the outside investor had contributed $100,000 and $0 of this amount, respectively. Kealii Okamalu was formed in order to pursue certain joint venture opportunities in the state of Nevada.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $1,284,070 and $1,665,263 as of November 30, 2021 and May 31, 2021, respectively.

Restricted Cash

The Company considers cash held in escrow as restricted cash. The Company had restricted cash of $250,000 and $0 as of November 30, 2021 and May 31, 2021, respectively. The Company had restricted cash and cash equivalents of $1,534,070 and $2,805,516 as of November 30, 2021 and 2020, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had $129 and $0 of bad debt expense during the three months ended November 30, 2021 and 2020, respectively. The Company had $129 and $5,992 of bad debt expense during the six months ended November 30, 2021 and 2020, respectively.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At November 30, 2021, the net carrying value of goodwill on the Company’s balance sheet remained at $557,896.

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

Non-Controlling Interests

The Company reports “non-controlling interest in subsidiary” as a component of equity, separate from parent’s equity, on the Consolidated Balance Sheets. In addition, the Company’s Consolidated Statements of Operations includes “net income (loss) attributable to non-controlling interest.”

Variable Interest Entities

The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities (“VIE”), where the Company is the primary beneficiary under the provisions of ASC 810, Consolidation (“ASC 810”). A VIE must be consolidated by its primary beneficiary when, along with its affiliates and agents, the primary beneficiary has both: (i) the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The Company reconsiders whether an entity is still a VIE only upon certain triggering events and continually assesses its consolidated VIEs to determine if it continues to be the primary beneficiary. See “Note 3 – Joint Ventures” for additional information on the Company’s VIEs.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $341,872 and $311,707 for the three months ended November 30, 2021 and 2020, respectively. Total recognized advertising and marketing expenses were $788,538 and $443,739 for the six months ended November 30, 2021 and 2020, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. Total recognized research and development expenses were $9,908 and $5,385 for the three months ended November 30, 2021 and 2020, respectively. Total recognized research and development expenses were $10,508 and $12,392 for the six months ended November 30, 2021 and 2020, respectively.

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

The Company also recognizes revenue from Serenity Wellness Products LLC and Serenity Wellness Growers LLC, d/b/a City Trees (“City Trees”). City Trees recognizes revenue from the sale of the following cannabis products and services to licensed dispensaries, cultivators and distributors within the State of Nevada:

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

Effective June 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from commercial sales of products and licensing agreements by applying the following steps: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract; and (5) recognizing revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of the service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and six months ended November 30, 2021 and 2020.

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and six months ended November 30, 2021 and 2020:

	For the Six	For the Six
	Months Ended	Months Ended
	November 30, 2021	November 30, 2020
Cannabis Dispensary	7,336,974	6,818,499
Cannabis Production	3,577,738	1,870,259
	10,914,712	8,688,758

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2021	November 30, 2020
Cannabis Dispensary	3,591,399	3,732,974
Cannabis Production	1,822,603	1,174,915
	5,414,002	4,907,889

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At November 30, 2021 and 2020, the Company had the following potentially dilutive instruments outstanding: At November 30, 2021, a total of 75,430,955 shares (6,625,868 issuable upon the exercise of warrants, 3,041,290 issuable upon the exercise of unit warrants, 65,693,797 issuable upon the conversion of convertible notes payable and accrued interest, and 70,000 in stock to be issued). At November 30, 2020, a total of 88,474,321 shares (54,835,145 issuable upon the exercise of warrants, 7,676,974 issuable upon the exercise of unit warrants, 25,454,696 issuable upon the conversion of convertible notes payable and accrued interest, and 507,506 in stock to be issued).

The following is a reconciliation for the calculation of basic and diluted earnings per share for the three and six months ended November 30, 2021 and 2020:

	For the Three Months Ended November 30,
	2021	2020

Net income (loss) attributable to CLS Holdings USA, Inc.	$(345,472)	$(849,376)
Weighted average number of common shares outstanding	128,158,080	126,548,887
Dilutive effect of shares issuable	-	-
Diluted weighted average number of common shares outstanding	128,158,080	126,548,887
Basic loss per share	$(0.00)	$(0.01)
Diluted loss per share	$(0.00)	$(0.01)

	For the Six Months Ended November 30,
	2021	2020

Net income (loss) attributable to CLS Holdings USA, Inc.	$82,127	$(1,994,412)
Weighted average number of common shares outstanding	128,071,067	126,535,075
Dilutive effect of shares issuable	70,000	-
Diluted weighted average number of common shares outstanding	128,141,067	126,535,075
Basic earnings (loss) per share	$0.00	$(0.02)
Diluted earnings (loss) per share	$0.00	$(0.02)

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the three and six months ended November 30, 2020 and for the three months ended November 30, 2021. For the six months ended November 30, 2021, the Company excluded from the calculation of fully diluted earnings per share the following instruments which were anti-dilutive: shares issuable pursuant to the conversion of notes payable and accrued interest, and shares issuable pursuant to the exercise of stock options and warrants. The Company included 70,000 shares of common stock issuable in fully diluted earnings per share for the six months ended November 30, 2021.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on January 1, 2020. During the year ended May 31, 2020, the Company recorded an impairment of goodwill in the amount of $25,185,003 pursuant to ASU No. 2017-04. At November 30, 2021, the net amount of goodwill on the Company’s balance sheet remained at $557,896.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $92,654,511 as of November 30, 2021. The Company’s auditors stated in their opinion on the Company’s financial statements for the year ended May 31, 2021 that there was substantial doubt about the Company’s ability to continue as a going concern, and that further losses were anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Joint Venture and Options Transaction

In Good Health

On October 31, 2018, the Company, CLS Massachusetts, and IGH, which converted to a for-profit corporation on November 6, 2018 (the “Conversion”), entered into the IGH Option Agreement. Under the terms of the IGH Option Agreement, CLS Massachusetts had an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that was one year after the effective date of the Conversion and December 1, 2019, and ending on the date that was 60 days after such date (the “Option Period”). If CLS Massachusetts exercised the IGH Option, the Company, a wholly-owned subsidiary of the Company and IGH would enter into the IGH Merger Agreement (the form of which had been agreed to by the parties). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts would pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five -year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five -year promissory note. IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement entered into agreements pursuant to which such stockholders, among other things, agreed to vote in favor of such transactions.

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

On February 27, 2021, IGH notified the Company that it did not plan to make further payments under the IGH Note on the theory that the Break-Up Fee excused additional payments. The Company vehemently disagreed with this assertion. During the twelve months ended May 31, 2021, the Company impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which included $2,497,884 in principal and $822 in accrued interest. As of May 31, 2021, the principal balance of the IGH Note was $0 and the interest receivable was $0.

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH shall pay the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the six months ended November 30, 2021, the Company received $1,696,328 under the IGH Settlement Note, which includes $1,666,668 in principal and $29,660 in accrued interest. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

Quinn River Joint Venture

On October 20, 2021, the Company entered into a management services agreement (the “Quinn River Joint Venture Agreement”) through its 50% owned subsidiary, Kealii Okamalu, with CSI Health MCD LLC (“CSI”) and a commission established by the authority of the Tribal Council of the Fort McDermitt Paiute and Shoshone Tribe (“Tribe”). The purpose of the Quinn River Joint Venture Agreement is to establish a business (the “Quinn River Joint Venture”) to grow, cultivate, process, and sell cannabis and related products. The Quinn River Joint Venture Agreement has an initial term of 10 years plus a 10 year renewal option from the date the first cannabis crop produced is harvested and sold. Pursuant to the Quinn River Joint Venture Agreement, Kealii Okamalu will lease approximately 30 acres of the Tribe’s land located along the Quinn River at a cost of $3,500 per month and manage the design, finance and construction of a cannabis cultivation facility on such tribal lands (“the Cultivation Facility”). Kealii Okamalu will also manage the ongoing operations of the Cultivation Facility and related business, including, but not limited to, cultivation of cannabis crops, personnel staffing, product packaging, testing, marketing and sales. Packaged products will be branded as “Quinn River Farms.” The Company will provide 10,000 square feet of warehouse space at its Las Vegas facility, and will have preferred vendor status including the right to purchase cannabis flower and the business’s cannabis trim at favorable prices. Kealii Okamalu will contribute $6 million towards the construction of the Cultivation Facility and the working capital for the Quinn River Joint Venture. This amount will be repaid from the portion of the net profits of the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters . Kealii Okamalu will receive one-third of the net profits of the Quinn River Joint Venture.

The Company is the manager of and holds a 50% ownership interest in Kealii Okamalu. Kealii Okamalu is a VIE which the Company consolidates. The Quinn River Joint Venture is not a legal entity but rather a business operated by Kealii Okamalu. The Company uses the equity method of accounting to record one-third of the profit or loss generated by the Quinn River Joint Venture, which accrues to Kealii Okamalu. Since the Company is a 50% owner of Kealii Okamalu, 50% of the profit or loss of Kealii Okamalu is recorded as minority interest in the Company’s statement of operations.

During the three months ended November 30, 2021, Kealii Okamalu made a deposit of $100,000 towards the construction of the Cultivation Facility; $7,000 of this amount was utilized to pay two months of lease charges on the leased land, and the remaining $93,000 is classified as a construction deposit in other assets on the Company’s balance sheet at November 30, 2021.

Note 4 – Accounts Receivable

Accounts receivable was $799,866 and $684,935 at November 30, 2021 and May 31, 2021, respectively. During the three months ended November 30, 2021 and 2020, the Company had bad debt expense in the net amount of $129 and $0. During the six months ended November 30, 2021 and 2020, the Company had bad debt expense in the net amount of $129 and $5,992. No allowance for doubtful accounts was necessary during the three and six months ended November 30, 2021 and 2020.

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	November 30, 2021	May 31, 2021
Deposits	$2,226	$2,244
Prepaid expenses	196,501	250,069
Other receivable	60,000	10,000
Total	$258,727	$262,313

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

Note 6 – Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	November 30,	May 31,
	2021	2021
Raw materials	$369,440	$344,085
Finished goods	1,871,739	883,967
Total	$2,241,179	$1,228,052

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 7 – Notes Receivable

IGH Note Receivable

On October 31, 2018, in connection with an option to purchase transaction (see note 4), the Company loaned $5,000,000 pursuant to the IGH Note to IGH. On November 6, 2018, IGH converted to a for-profit corporation. The IGH Note bore interest at the rate of 6% per annum. On March 1, 2020 (the “Initial Payment Date”), all accrued interest was added to the outstanding principal due thereunder and such amount was payable in eight equal quarterly installments, commencing on the Initial Payment Date, together with interest accruing after the Initial Payment Date. The IGH Note was to mature and all outstanding principal, accrued interest and any other amounts due thereunder, was due and payable in full on the third anniversary of the IGH Note. The IGH Note was issued in connection with a loan agreement and security agreement between the Company and IGH, and the IGH Option Agreement between the Company and IGH, among others, in both cases dated as of October 31, 2018 and the other IGH Loan Documents, and was secured by the collateral described in the IGH Loan Documents and by such other collateral as may in the future have been granted to the Company to secure the IGH Note. During the years ended May 31, 2021 and 2020, the Company recorded interest income in the amounts of $149,972 and $296,250, respectively, in connection with the IGH Note. During the years ended May 31, 2021 and 2020, the Company capitalized interest in the amount of $0 and $399,453, respectively, on the IGH Note. During the year ended May 31, 2021, the Company received payments on the IGH Note in the total amount of $1,696,765. The Company applied these payments as follows; $1,544,291 as a repayment of principal and $152,473 as a repayment of accrued interest.

By letter dated February 26, 2020, the Company informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. The Company advised IGH that it was electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the Note.

On February 27, 2021, IGH notified the Company that it did not plan to make further payments under the IGH Note on the theory that the Break-Up Fee excused additional payments. The Company vehemently disagreed with this assertion. During the twelve months ended May 31, 2021, the Company impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which included $2,497,884 in principal and $822 in accrued interest.

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH shall pay the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the three months ended November 30, 2021, the Company received $522,156 under the IGH Settlement Note, which includes $500,000 in principal and $22,156 in accrued interest. During the six months ended November 30, 2021, the Company received $1,696,328 under the IGH Settlement Note, which includes $1,666,668 in principal and $29,660 in accrued interest. As of November 30, 2021, the amount due under the IGH Settlement Note was $1,333,333. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

Note 8 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at November 30, 2021 and May 31, 2021.

	November 30, 2021	May 31, 2021
Office equipment	$126,824	$120,068
Furniture and fixtures	148,358	145,103
Machinery & Equipment	1,927,801	1,823,094
Leasehold improvements	2,852,314	2,822,017
Less: accumulated depreciation	(1,732,920)	(1,434,614)
Property, plant, and equipment, net	$3,322,377	$3,475,668

The Company made payments in the amounts of $145,015 and $163,019 for property and equipment during the six months ended November 30, 2021 and 2020, respectively.

Depreciation of property, plant, and equipment was $150,428 and $142,856 for the three months ended November 30, 2021 and 2020 respectively. Depreciation of property, plant, and equipment was $298,306 and $283,748 for the six months ended November 30, 2021 and 2020 respectively.

Note 9 – Right to Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 10.5 years, some of which include options to extend.

The Company’s lease expense for the three and six months ended November 30, 2021 was entirely comprised of operating leases and amounted to $126,430 and $249,374, respectively. The Company’s right of use (“ROU”) asset amortization for the three and six months ended November 30, 2021 was $80,021 and $158,257, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The Company has recorded total right to use assets of $4,112,876 and liabilities in the amount of $4,069,476 through November 30, 2021, resulting in gains in the amount of $28,511 during the year ended May 31, 2020 and $14,899 during the year ended May 31, 2021. During the year ended May 31, 2020, the Company entered into agreements to amend certain of its operating leases. The lease of the dispensary and administrative offices at 1800 Industrial Road was extended from June 30, 2023 to February 28, 2030, and the lease of the offices at 1718 Industrial Road was extended from August 31, 2020 to August 31, 2022. During the year ended May 31, 2021, the Company entered into an agreement to extend the lease of its cultivation and processing facility at 203 E. Mayflower Avenue through February 28, 2030.

On October 20, 2021, pursuant to the Quinn River Joint Venture Agreement (see note 4), the Company, through Kealii Okamalu, entered into a lease agreement (the “Quinn River Lease”) for approximately 30 acres of land for purposes of building and operating a facility to grow cannabis. The lease has a term of 10 years, with a 10-year renewal option, from the date of the initial harvest produced under the Quinn River Joint Venture Agreement, which is expected to occur in the fourth quarter of fiscal 2022. Rent is $3,500 per month. The initial amount of the right to use asset and operating lease liability under the Quinn River Lease was $221,469.

Right to use assets – operating leases are summarized below:

November 30, 2021
Amount at inception of leases	$4,112,876
Amount amortized	(1,791,712)
Balance – November 30, 2021	$2,321,164

Operating lease liabilities are summarized below:

Amount at inception of leases	$4,069,476
Amount amortized	(1,713,628)
Balance – November 30, 2021	$2,355,848

Warehouse and offices	$2,091,664
Land	220,738
Office equipment	8,762
Balance – November 30, 2021	$2,355,848

Lease liability	$2,355,848
Less: current portion	(306,464)
Lease liability, non-current	$2,049,384

Maturity analysis under these lease agreements is as follows:

Twelve months ended November 30, 2022	$498,901
Twelve months ended November 30, 2023	495,845
Twelve months ended November 30, 2024	509,175
Twelve months ended November 30, 2025	522,901
Twelve months ended November 30, 2026	301,548
Thereafter	855,723
Total	$3,184,093
Less: Present value discount	(828,245)
Lease liability	$2,355,848

Note 10 – Intangible Assets

Intangible assets consisted of the following at November 30, 2021 and May 31, 2021:

	November 30, 2021
	Gross	Accumulated Amortization	Net
Intellectual Property	$319,600	$(109,197)	$210,403
License & Customer Relations	990,000	(169,125)	820,875
Tradenames - Trademarks	301,000	(102,842)	198,158
Non-Compete Agreements	27,000	(27,000)	-
Domain Names	25,993	(8,388)	17,605
Total	$1,663,593	$(416,552)	$1,247,041

	May 31, 2021
	Gross	Accumulated Amortization	Net
Intellectual Property	$319,600	$(93,217)	$226,383
License & Customer Relations	990,000	(144,375)	845,625
Tradenames - Trademarks	301,000	(87,792)	213,208
Non-Compete Agreements	27,000	(27,000)	-
Domain Names	25,993	(6,019)	19,974
Total	$1,663,593	$(358,403)	$1,305,190

Total amortization expense charged to operations for the three months ended November 30, 2021 and 2020 was $28,715 and $28,715, respectively. Total amortization expense charged to operations for the six months ended November 30, 2021 and 2020 was $58,149 and $58,583, respectively.

Amount to be amortized during the twelve months ended November 30,
2022	$111,989
2023	111,989
2024	111,989
2025	111,989
2026	111,989
Thereafter	687,096
$1,247,041

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

The Company assessed its intangible assets as of May 31, 2021 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company determined that the fair value of its intangible assets exceeded the carrying value of goodwill for the year ended May 31, 2021. As a result, no impairment was recorded during the year ended May 31, 2021. At November 30, 2021, the net amount of goodwill on the Company’s balance sheet was $557,896.

Note 12 – Other Assets

Other assets consisted of the following at November 30, 2021 and May 31, 2021:

	November 30,	May 31,
	2021	2021
Security deposits	$167,455	$167,455
Construction deposit	93,000	-
	$260,455	$167,455

Note 13 – Accounts Payable and Accrued Liabilities

Accrued accounts payable and accrued liabilities consisted of the following at November 30, 2021 and May 31, 2021:

	November 30, 2021	May 31, 2021
Trade accounts payable	$919,216	$771,843
Accrued payroll and payroll taxes	277,521	279,721
Accrued liabilities	505,876	557,061
Total	$1,702,613	$1,608,625

Note 14- Loan Payable

During the three months ended November 30, 2021, the Company entered into an agreement with a lender to finance short term purchases of inventory between two of its subsidiaries. On November 9, 2021, the Company received cash in the amount of $294,700 pursuant to the funding of a transaction under this agreement. The amount of $303,814, including fees, was due in 30 days, or December 9, 2021. On December 9, 2021, the Company made a payment in the amount of $109,814; the balance of $200,000, including a $6,000 penalty, is due on January 9, 2021.

Note 15 – Convertible Notes Payable

November 30, 2021	May 31, 2021

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 1 was convertible into units (the “Convertible Debenture Units”) at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of U.S. Convertible Debenture 1 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 1 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the three and six months ended November 30, 2021, $0 and $0 of this discount was charged to operations, respectively. During the three and six months ended November 30, 2021, the Company accrued interest in the amounts of $90,089 and $180,178 on the U.S. Convertible Debenture 1, respectively. During the three and six months ended November 30, 2021, the Company made interest payments in the amounts of $90,089 and $180,178, respectively. On April 15, 2021, the U.S. Convertible Debenture 1 was amended as follows: (i) the conversion price of the debenture was reduced to $0.30 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $2,038,803 during the year ended May 31, 2021 in connection with this amendment.

$4,504,457	$4,504,457

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 2 was convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 2 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 2, the conversion price of U.S. Convertible Debenture 2 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 2 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the three and six months ended November 30, 2021, $0 and $0 of this discount was charged to operations, respectively. During the three and six months ended November 30, 2021, the Company accrued interest in the amounts of $22,522 and $45,045 on the U.S. Convertible Debenture 2, respectively. During the three and six months ended November 30, 2021, the Company made interest payments in the amounts of $22,522 and $45,045, respectively. On April 15, 2021, the U.S. Convertible Debenture 2 was amended as follows: (i) the conversion price of the debentures was reduced to $0.30 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $509,700 during the year ended May 31, 2021.

1,126,114	1,126,114

November 30, 2021	May 31, 2021

Convertible debenture in the principal amount of $100,000 (the “U.S. Convertible Debenture 3”) dated October 24, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 3. The U.S. Convertible Debenture 3 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 3 was convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 3 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 3, the conversion price of U.S. Convertible Debenture 3 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 3 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 3 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 3 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $75,415 on the U.S. Convertible Debenture 3. During the three and six months ended November 30, 2021, $4,190 and $10,474 of this discount was charged to operations, respectively. During the three and six months ended November 30, 2021, the Company accrued interest in the amounts of $1,351 and $3,604 on the U.S. Convertible Debenture 3, respectively. During the three and six months ended November 30, 2021, the Company made interest payments in the amounts of $2,853 and $5,106, respectively. This debenture was repaid in full during the three months ended November 30, 2021.

-	112,613

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 4 was convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of U.S. Convertible Debenture 4 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 4 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the three and six months ended November 30, 2021, $0 and $0 of this discount was charged to operations, respectively. During the three and six months ended November 30, 2021, the Company accrued interest in the amounts of $11,982 and $23,964 on the U.S. Convertible Debenture 4, respectively. During the three and six months ended November 30, 2021, the Company made interest payments in the amounts of $11,982 and $23,964, respectively. On April 19, 2021, the U.S. Convertible Debenture 4 was amended as follows: (i) the conversion price of the debenture was reduced to $0.30 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $271,164 during the year ended May 31, 2021.

599,101	599,101

Convertible debenture in the principal amount of $150,000 (the “U.S. Convertible Debenture 5”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 5. The U.S. Convertible Debenture 5 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 5 was convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 5 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 5 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $120,100 on the U.S. Convertible Debenture 5. During the three and six months ended November 30, 2021, $6,672 and $16,681 of this discount was charged to operations, respectively. During the three and six months ended November 30, 2021, the Company accrued interest in the amounts of $2,102 and $5,480 on the U.S. Convertible Debenture 5, respectively. During the three and six months ended November 30, 2021, the Company made interest payments in the amounts of $4,354 and $7,733, respectively. This debenture was repaid in full during the three months ended November 30, 2021.

-	168,919

	November 30, 2021	May 31, 2021

Convertible debenture payable in the principal amount of $75,000 (the “U.S. Convertible Debenture 6”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 6. The U.S. Convertible Debenture 6 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 6 was convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 6 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 6 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $60,049 on the U.S. Convertible Debenture 6. During the three and six months ended November 30, 2021, $3,336 and $8,340 of this discount was charged to operations, respectively. During the three and six months ended November 30, 2021, the Company accrued interest in the amounts of $1,051 and $2,740 on the U.S. Convertible Debenture 6, respectively. During the three and six months ended November 30, 2021, the Company made interest payments in the amounts of $2,177 and $3,866, respectively. This debenture was repaid in full during the three months ended November 30, 2021.

	-	84,459

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures were to mature on a date that was three years following issuance. The Canaccord Debentures were convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 32,321 shares of the Company’s common stock, and warrants to purchase 16,160 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the three and six months ended November 30, 2021, the Company accrued interest in the amounts of $264,383 and $529,765 on the Canaccord Debentures, respectively. During the three and six months ended November 30, 2021, the Company made interest payments in the amounts of $264,383 and $529,765, respectively. Also, during the three and six months ended November 30, 2021, the Company transferred the amounts of $0 and $212,601 from accrued interest to principal of the Canaccord Debentures, respectively. On March 31, 2021, the Canaccord Debentures were amended as follows: (i) the conversion price of the debentures was reduced to $0.30 per unit; (ii) the maturity date was extended from December 12, 2021 to December 12, 2022; (iii) the mandatory conversion threshold was reduced from a daily volume weighted average trading price of greater than $1.20 per share to $0.60 per share for the preceding ten consecutive trading days; and (iv) the exercise price of the warrants issuable upon conversion was reduced from $1.10 to $0.40 and the expiration of the warrants extended until March 31, 2024. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $3,286,012 during the year ended May 31, 2021. During the six months ended November 30, 2021, principal in the aggregate amount of $281,000 was converted into an aggregate of 936,666 shares of the Company’s common stock, and warrants to purchase 468,333 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement.

	13,219,150	13,500,150

Total - Convertible Notes Payable	$19,448,822	$20,905,813
Less: Discount	(-)	(35,496)
Convertible Notes Payable, Net of Discounts	$19,448,822	$20,060,317

	November 30, 2021	May 31, 2021
Total - Convertible Notes Payable, Net of Discounts, Current Portion, net of discount of $0 and $35,496	$6,229,672	$330,495
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion, net of discount of $0 and $0	$13,219,150	$19,729,822

	November 30, 2021	November 30, 2020
Discounts on notes payable amortized to interest expense – 3 months ended November 30, 2021 and 2020, respectively	$14,199	$395,070

Discounts on notes payable amortized to interest expense – 6 months ended November 30, 2021 and 2020, respectively	$35,496	$790,140

Aggregate maturities of notes payable and convertible notes payable as of November 30, 2021 are as follows:

For the twelve months ended November 30,

2022	$6,229,672
2023	13,219,150
2024	-
2025	-
2026	-
Thereafter	-
Total	$19,448,822

During the three months ended November 30, 2021, the Company offered for sale a maximum of $5,500,000 of debentures (the “2021 Debentures”) and warrants to purchase shares of the Company’s common stock at a price of $0.4125 per share in an aggregate amount equal to one-half of the aggregate purchase price for the 2021 Debentures (the “2021 Debenture Warrants”) (collectively, the “November 2021 Offering”). During the three months ended November 30, 2021, the Company received the amount of $250,000 pursuant to the November 2021 Offering. This amount is being held in escrow pending closing of the November 2021 Offering.

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

Note 17 – Stockholders’ Equity

The Company’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.0001, at November 30, 2021 and May 31, 2021, and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 128,158,082 and 127,221,416 shares of common stock issued and outstanding as of November 30, 2021 and May 31, 2021, respectively.

Six months ended November 30, 2021

Common Stock and Warrants Issued upon Conversion of Notes Payable:

On June 17, 2021, the Company issued 936,666 shares of common stock and three -year warrants to acquire 468,333 shares of common stock at a price of $1.10 (now $0.40 as a result of the amendment of the Canaccord Debentures) per share to Canaccord Genuity Corp., as nominee, in connection with the conversion of a portion of the Canaccord Debentures in the principal amount of $281,000. No gain or loss was recorded on this transaction because the conversion was made pursuant to the terms of the original agreement.

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

The following table summarizes the significant terms of warrants outstanding at November 30, 2021. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.41	484,493	1.06	$0.41	484,493	$0.41
0.50	2,736,500	0.11	0.50	2,736,500	0.50
0.60	3,125,000	0.87	0.60	3,125,000	0.60
1.10	279,875	0.07	1.10	279,875	1.10
	6,625,868	0.54	$0.09	6,625,868	$0.50

Transactions involving warrants are summarized as follows. This table does not include the unit warrants. See Unit Warrants section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2020	54,835,145	$0.53
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(837,500)	$0.75

Warrants outstanding at May 31, 2021	53,997,645	$0.50
Granted	468,333	$0.41
Exercised	-	$-
Cancelled / Expired	(47,840,110)	$1.14
Warrants outstanding at November 30, 2021	6,625,868	$0.09

Unit Warrants

In February and March 2018, in connection with the Westpark offering, the Company issued five -year warrants to purchase 205,238 of the Company’s units at an exercise price of $1.25 per unit. Each unit consists of four shares of common stock and one warrant to purchase a share of common stock for $0.75 per share.

On June 20, 2018, in connection with the special warrant offering, the Company issued Canaccord Genuity Corp. 2,317,842 three -year broker warrants at an exercise price of C$0.45 per share as compensation. Each warrant entitles the holder to purchase one unit, which consists of one share of common stock and a warrant to purchase one share of common stock, for C$0.65 per share. These warrants were valued at $1,495,373, and this amount was charged to operations during the year ended May 31, 2019. These warrants expired on June 20, 2021.

On December 12, 2018, in connection with the issuance of the Canaccord Debentures, the Company issued Canaccord Genuity Corp. as compensation 1,074,720 three -year agent and advisory warrants. Each warrant entitles the holder to purchase a unit for $0.80, which unit consists of one share of common stock and a warrant to purchase one-half share of common stock at an exercise price of $1.10 per share. The Company, in connection with the issuance of the Canaccord Debentures, also issued to National Bank Financial Inc., as compensation, 268,680 three -year agent and advisory warrants. Each warrant entitles the holder to purchase a unit for $0.80, which unit consists of one share of common stock and a warrant to purchase one-half share of common stock at an exercise price of $1.10 per share. The aggregate value of these warrants was $874,457, which was charged to operations during the year ended May 31, 2019.

Because the unit warrants are exercisable for Common Stock and warrants, they are not included in the warrant tables above.

Note 18 – Fair Value of Financial Instruments

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

The following summarizes the Company’s financial liabilities that are recorded at fair value on a recurring basis at November 30, 2021 and May 31, 2021:

November 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

May 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

Note 19 – Related Party Transactions

As of November 30, 2021 and May 31, 2020, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

Note 20 – Income Taxes

The following table summarizes the Company’s income tax accrued for the three and six months ended November 30, 2021:

	Three Months November 30, 2021	Six Months November 30, 2021
Income (loss) before provision for income taxes	$(208,255)	$547,684
Provision for income taxes	$140,717	$469,057
Effective tax rate	2.5%	8.3%

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

●

A lease that commenced on October 20, 2021 for approximately 30 acres of land for purposes of developing a grow facility along the Quinn River in Nevada at a cost of $3,500 per month (the “Quinn River Land Lease”). The Quinn River Land Lease has a term of 10 years beginning on the date of the first harvest generated by the Quinn River Joint Venture, or approximately 10.5 years, plus a 10 year renewal option. See note 3.

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease. These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of November 30, 2021.

Note 22 – Subsequent Events

On December 1, 2021, December 21, 2021 and January 4, 2022, the Company closed on the sale of $250,000, $750,000, and $1,500,000, respectively, of 2021 Debentures as part of the November 2021 Offering and issued an aggregate of 3,030,304 warrants to purchase its common stock at an exercise price of $0.4125 per share to the investors.

The Company has evaluated events through the date of the financial statements and has determined that there were no additional material subsequent events.

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

By letter dated February 26, 2020, we informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. We further advised IGH that we were electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the IGH Note. On March 3, 2020, we filed a claim for declaratory relief, among other things, requesting the court declare that CLS Massachusetts had validly exercised the IGH Option and instruct IGH to comply with its diligence requests and ultimately execute a merger agreement with us. The dispute regarding whether CLS Massachusetts properly exercised the IGH Option arose after CLS Massachusetts delivered a notice of exercise to IGH and IGH subsequently asserted that CLS Massachusetts’ exercise was invalid. On February 27, 2021, IGH notified us that it did not plan to make further payments under the IGH Note on the theory that the Break-Up fee excused additional payments. We vehemently disagreed with this assertion. During the twelve months ended May 31, 2021, we impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which included $2,497,884 in principal and $822 in accrued interest. As of November 30, 2021, the principal balance of the IGH Note was $0 and the interest receivable was $0.

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of us and effective June 11, 2021 (the “IGH Settlement Note”). Pursuant to the IGH Settlement Note, IGH shall pay us $3,000,000, $1,000,000 of which was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments, which began on August 12, 2021. During the three months ended November 30, 2021, we received $522,156 under the IGH Settlement Note, which included $500,000 in principal and $22,156 in accrued interest. During the six months ended November 30, 2021, we received $1,696,328 under the IGH Settlement Note, which included $1,666,668 in principal and $29,660 in accrued interest. As of November 30, 2021, $1,333,333 was due under the IGH Settlement Note. We record amounts paid under the IGH Settlement Note as gains when payments are received.

On October 20, 2021, we entered into a management services agreement (the “Quinn River Joint Venture Agreement”) through our 50% owned subsidiary, Kealii Okamalu, LLC (“Kealii Okamalu”), with CSI Health MCD LLC (“CSI”) and a commission established by the authority of the Tribal Council of the Fort McDermitt Paiute and Shoshone Tribe (the “Tribe”). The purpose of the Quinn River Joint Venture Agreement is to establish a business (the “Quinn River Joint Venture”) to grow, cultivate, process and sell cannabis and related products. The Quinn River Joint Venture Agreement has a term of 10 years plus a 10 year renewal term from the date the first cannabis crop produced is harvested and sold. Pursuant to the Quinn River Joint Venture Agreement, Kealii Okamalu will lease approximately 30 acres of the Tribe’s land located along the Quinn River at a cost of $3,500 per month and manage the design, finance and construction of a cannabis cultivation facility on such tribal lands (the “Cultivation Facility”). Kealii Okamalu will also manage the ongoing operations of the Cultivation Facility and related business, including, but not limited to, cultivation of cannabis crops, personnel staffing, product packaging, testing, marketing and sales. Packaged products will be branded as “Quinn River Farms.” We will provide 10,000 square feet of warehouse space at our Las Vegas facility, and will have preferred vendor status including the right to purchase cannabis flower and the business’s cannabis trim at favorable prices. Kealii Okamalu will contribute $6 million towards the construction of the Cultivation Facility and the working capital for the Quinn River Joint Venture. This amount will be repaid from a portion of the net income of the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. Kealii Okamalu will received one-third of the net profits of the Quinn River Joint Venture.

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

We incurred a net loss of $15,890,514 for the year ended May 31, 2021, and net income (loss) of ($348,972) and $78,627 for the three and six months ended November 30, 2021, respectively, resulting in an accumulated deficit of $92,736,638 as of May 31, 2021, which deficit decreased to $92,654,511 as of November 30, 2021. Although we achieved net income during the first half of fiscal 2022, these conditions continue to raise substantial doubt about our ability to continue as a going concern.

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

COVID-19 cases increased at a significant rate in November and December 2021 with the arrival of the Omicron variant. Although authorities have strengthened mask mandates, so far additional restrictions have not been imposed on businesses. We have bolstered our curbside and delivery programs in case additional restrictions are mandated. We have also experienced staffing shortages recently due to the number of our staff members who have tested positive for COVID-19, but the balance of our staff has been able to effectively cover the shifts of personnel who are ill so that our business has not been adversely affected. Transactions at our dispensary have also declined recently, although not nearly as much as declines at other dispensaries in Nevada, we believe, in part, due to the number of residents who are ill with COVID-19 and due to the cessation of special federal unemployment benefits.

The global pandemic of COVID-19 continues to evolve and the ways that our business may evolve to respond to the pandemic and the needs of our customers cannot be fully known.

Results of Operations for the Three Months Ended November 30, 2021 and 2020

The table below sets forth our expenses as a percentage of revenue for the applicable periods:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2021	November 30 2020	November 30, 2021	November 30 2020
Revenue	100%	100%	100%	100%
Cost of Goods Sold	50%	45%	48%	46%
Gross Margin	50%	55%	52%	54%
Selling, General, and Administrative Expenses	56%	57%	54%	60%
Interest expense, net	8%	15%	8%	17%
Gain on settlement of notes receivable	10%	-%	16%	-%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Number of Customers Served (Dispensary)	64,886	66,638	129.978	121,376
Revenue	$5,414,002	$4,907,889	$10,914,712	$8,688,758
Gross Profit	$2,729,812	$2,698,599	$5,626,055	$4,690,575
Net (Loss) Income Attributable to CLS Holdings USA, Inc.	$(345,472)	$(849,376)	$82,127	$(1,994,412)
EBITDA (1)	$382,268	$69,019	$1,734,111	$(172,655)
Adjusted EBITDA (1)	$(139,978)	$196,255	$54,497	$23,717

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

Reconciliation of net loss for the three and six months ended November 30, 2021 and 2020 to EBITDA and Adjusted EBITDA for the three and six months ended November 30, 2021 and 2020:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Net Income (Loss) Attributable to CLS Holdings USA, Inc.	$(345,472)	$(849,376)	$82,127	$(1,994,412)
Add:
Income tax	140,717	-	469,057	-
Interest expense, net	$407,880	$746,824	$826,472	$1,479,426
Depreciation and amortization	$179,143	$171,571	$356,455	$342,331
EBITDA	$382,268	$69,019	$1,734,111	$(172,655)

Other adjustments:
Non-recurring cash payments for litigation	$-	$100,298	$16,714	$143,192
Non-recurring gain on note receivable	(522,246)	-	(1,696,328)	-
Non-cash compensation	$-	$26,938	$-	$53,180
Adjusted EBITDA	$(139,978)	$196,255	$54,497	$23,717

Three Months Ended November 30, 2021 and November 30, 2020

Revenues

We had revenue of $5,414,002 during the three months ended November 30, 2021, an increase of $506,113, or 10%, compared to revenue of $4,907,889 during the three months ended November 30, 2020. Our cannabis dispensary accounted for $3,591,399, or 66%, of our revenue for the three months ended November 30, 2021, a decrease of $141,575, or 4%, compared to $3,732,974 during the three months ended November 30, 2020. Dispensary revenue decreased during the second quarter of fiscal year 2022 reflecting the absence of federal payments to taxpayers in the community. Our cannabis production accounted for $1,822,603, or 34%, of our revenue for the three months ended November 30, 2021, an increase of $647,688, or 55%, compared to $1,174,915 for the three months ended November 30, 2020. The increase in production revenues for the second quarter of fiscal 2022 was primarily due to our addition of a new sales director, an improvement in our product mix, the introduction of new products, operating efficiencies and the procurement of higher quality materials. The increase was also due to greater revenue from third parties for whom we manufactured and processed their products.

Cost of Goods Sold

Our cost of goods sold for the three months ended November 30, 2021 was $2,684,190, an increase of $474,867, or 21%, compared to cost of goods sold of $2,209,323 for the three months ended November 30, 2020. The increase in cost of goods sold for the three months ended November 30, 2021 was due primarily to increases in the cost of product that occurred throughout the state during the quarter. Cost of goods sold was 50% of sales during second quarter of fiscal 2022 resulting in a gross margin of 50%; cost of goods sold was 45% for the second quarter of fiscal 2021 resulting in a gross margin of 55%. Gross margin for both years met our target of 50%. Cost of goods sold during the second quarter of fiscal 2022 primarily consisted of $2,392,761 of product cost, $149,137 of state and local fees and taxes, and $122,126 of supplies and materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $251,315, or approximately 9%, to $3,052,433 during the three months ended November 30, 2021, compared to $2,801,118 for the three months ended November 30, 2020. The increase in SG&A expenses for the three months ended November 30, 2021 was primarily due to increases in costs associates with operating the Oasis LLCs.

SG&A expense during the second quarter of fiscal 2022 was primarily attributable to an aggregate of $2,481,640 in costs associated with operating the Oasis LLCs, an increase of $344,972 compared to $2,136,668 during the second quarter of fiscal 2021. The major components of the $344,972 increase in SG&A associated with the operation of the Oasis LLCs during the three months ended November 30, 2021 compared to the three months ended November 30, 2020 were as follows: lease, facilities and office costs of $635,038 compared to $525,050; payroll and related costs of $1,140,962 compared to $1,056,615; and sales, marketing, and advertising costs of $341,872 compared to $303,012. Payroll costs increased during the second quarter of fiscal 2022 primarily due to increases in salaries of our employees related to the national labor shortage and due to an increase in the number of employees in our manufacturing division as we planned for the rollout of our pre-roll division. Payroll costs also increased due to costs incurred in connection with our response to COVID-19. Marketing costs increased during the second quarter of fiscal 2022 due to our use of a third-party marketing firm for campaigns to promote brand awareness. Lease, facilities and office costs increased due to our efforts to prepare our facilities for the new pre-roll division by purchasing equipment and implementing compliance procedures applicable to this new division. Lease, facilities and office costs also increased during the second quarter of fiscal 2022 due to costs incurred in connection with our response to COVID-19.”

Finally, SG&A decreased by an aggregate of $93,657 during the second quarter of fiscal 2022 as a result of a decrease in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to an aggregate of $570,793, from $664,450 during the second quarter of fiscal 2021. The major components of this decrease compared to the first quarter of fiscal 2021 were as follows: professional fees decreased by $91,632, non-cash compensation decreased by $26,938; travel related expenses decreased by $42,060; and office and facilities costs decreased by $14,577. These decreases were primarily due to the settlement of the IGH litigation, not issuing non-cash compensation to our officers or consultants during the first quarter of fiscal 2022; a decline in travel due to the impact of COVID-19; and a decline in spending on website design and development during the second quarter of fiscal 2022.

Gain on Settlement of Note Receivable

During the three months ended November 30, 2021, we recorded a gain on the settlement of the IGH Note in the amount of $522,246; there was no comparable transaction during the second quarter of the prior fiscal year. This gain on the settlement arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and executed the $3,000,000 IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid us $1,000,000 on or before July 21, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments, which commended on August 12, 2021.

Interest Expense, Net

Our interest expense, net of interest income, was $407,880 for the three months ended November 30, 2021, a decrease of $338,944, or 45%, compared to $746,824 for the three months ended November 30, 2020. The decrease in interest expense was primarily due to a $380,871 decrease in the amortization of the discounts on debentures to $14,199 during the three months ended November 30, 2021 compared to $395,070 during the three months ended November 30, 2020. The decrease occurred because discounts on debentures in the amount $996,727 were written off in connection with the amendment of U.S. Convertible Debentures 1, 2 and 4 and the Canaccord Debentures during the fourth quarter of fiscal 2021. The decrease in net interest expense for the second quarter of fiscal 2022 was partially offset by a decline in interest income during the second quarter of fiscal 2022 in the amount of $50,162, from $50,162 during the three months ended November 30, 2020 to $0 during the three months ended November 30, 2021. This decline occurred due to the lower principal balance under the IGH Note.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $140,717 during the three months ended November 30, 2021 compared to $0 during the three months ended November 30, 2020. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

Our net loss for the three months ended November 30, 2021 was $348,972 compared to a net loss of $849,376 for the three months ended November 30, 2020, an improvement of $500,404, or 59%.

Non-Controlling Interest

During the three months ended November 30, 2021, we made our initial investment in the amount of $100,000 in the Quinn River Joint Venture, through our subsidiary, Kealii Okamalu. This is part of our planned investment in this entity. Of this initial investment, $7,000 was applied to the first two months’ rent under the land lease. There was no comparable expense during the second quarter of fiscal 2021.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the three months ended November 30, 2021 was $345,472 compared to $849,376 for the three months ended November 30, 2020, an improvement of $503,904, or 59%.

Results of Operations for the Six Months Ended November 30, 2021 and 2020

Revenues

We had revenue of $10,914,712 during the six months ended November 30, 2021, an increase of $2,225,954, or 26%, compared to revenue of $8,688,758 during the six months ended November 30, 2020. Our cannabis dispensary accounted for $7,336,974, or 67%, of our revenue for the six months ended November 30, 2021, an increase of $518,475, or 8%, compared to $6,818,499 during the six months ended November 30, 2020. Dispensary revenue increased during the first half of fiscal year 2022 because our average sales per day increased from $37,260 during the first half of fiscal 2021 to $40,093 during the first half of fiscal 2022. Our cannabis production accounted for $3,577,738, or 33%, of our revenue for the six months ended November 30, 2021, an increase of $1,707,479, or 91%, compared to $1,870,259 for the six months ended November 30, 2020. The increase in production revenues for the second quarter of fiscal 2022 was primarily due to our addition of a new sales director, an improvement in our product mix, the introduction of new products, operating efficiencies and the procurement of higher quality materials. The increase was also due to greater revenue from third parties for whom we manufactured and processed their products.

Cost of Goods Sold

Our cost of goods sold for the six months ended November 30, 2021 was $5,288,657, an increase of $1,290,474, or 32%, compared to cost of goods sold of $3,998,183 for the six months ended November 30, 2020. The increase in cost of goods sold for the six months ended November 30, 2021 was due primarily to increases in the cost of product that occurred throughout the state during the quarter. Cost of goods sold was 48% of sales during the six months ended November 30, 2021 resulting in a gross margin of 52%; cost of goods sold was 46% for the six months ended November 30, 2020 resulting in a gross margin of 54%. Gross margin for both years exceeded our target of 50%. Cost of goods sold during the first half of fiscal 2022 primarily consisted of $4,668,849 of product cost, $348,453 of state and local fees and taxes, and $228,840 of supplies and materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $742,666, or approximately 14%, to $5,948,227 during the six months ended November 30, 2021, compared to $5,205,561 for the six months ended November 30, 2020. The increase in SG&A expenses for the six months ended November 30, 2021 was primarily due increases in costs associates with operating the Oasis LLCs.

SG&A expense during the six months ended November 30, 2021 was primarily attributable to an aggregate of $4,840,836 in costs associated with operating the Oasis LLCs, an increase of $904,730 compared to $3,936,106 during the first half of fiscal 2021. The major components of the $904,730 increase in SG&A associated with the operation of the Oasis LLCs during the six months ended November 30, 2021 compared to the six months ended November 30, 2020 were as follows: sales, marketing, and advertising costs of $788,538 compared to $435,045; lease, facilities and office costs of $1,157,255 compared to $972,758; and payroll and related costs of $2,142,613 compared to $1,998,060. Payroll costs increased during the second quarter of fiscal 2022 primarily due to increases in salaries of our employees related to the national labor shortage and due to an increase in the number of employees in our manufacturing division as we planned for the rollout of our pre-roll division. Payroll costs also increased due to costs incurred in connection with our response to COVID-19. Marketing costs increased during the second quarter of fiscal 2022 due to our use of a third-party marketing firm for campaigns to promote brand awareness. Lease, facilities and office costs increased due to our efforts to prepare our facilities for the new pre-roll division by purchasing equipment and implementing compliance procedures applicable to this new division. Lease, facilities and office costs also increased during the second quarter of fiscal 2022 due to costs incurred in connection with our response to COVID-19.

Finally, SG&A decreased by an aggregate of $162,063 during the six months ended November 30, 2021 as a result of a decrease in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to an aggregate of $1,107,392, from $1,269,455 during the six months ended November 30, 2020. The major components of this decrease compared to the first quarter of fiscal 2021 were as follows: professional fees decreased by 94,252; non-cash compensation decreased by $53,876; travel related expenses decreased by $67,422; and office and facilities costs decreased by $29,929. These decreases were primarily due to the settlement of the IGH litigation, not issuing non-cash compensation to our officers or consultants during the six months ended November 30, 2121; a decline in travel due to the impact of COVID-19; and a decline in spending on website design and development during the first quarter of fiscal 2022.

Gain on Settlement of Note Receivable

During the six months ended November 30, 2021, we recorded a gain on the settlement of the IGH Note in the amount of $1,696,328; there was no comparable transaction during the first half of the prior fiscal year. This gain on the settlement arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and executed the $3,000,000 IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid us $1,000,000 on or before July 21, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments, which commended on August 12, 2021.

Interest Expense, Net

Our interest expense, net of interest income, was $826,472 for the six months ended November 30, 2021, a decrease of $652,954, or 44%, compared to $1,479,426 for the six months ended November 30, 2020. The decrease in interest expense was primarily due to a $754,644 decrease in the amortization of the discounts on debentures to $35,496 during the six months ended November 30, 2021, compared to $790,140 during the six months ended November 30, 2020. The decrease occurred because the discounts on debentures in the amount $996,727 were written off in connection with the amendment of U.S. Convertible Debentures 1, 2 and 4 and the Canaccord Debentures during the fourth quarter of fiscal 2021. The decrease in net interest expense for the first quarter of fiscal 2022 was partially offset by a decline in interest income during the six months of fiscal 2022 in the amount of $110,727, from $110,727 during the six months ended November 30, 2020, to $0 during the six months ended November 30, 2021. This decline occurred due to the lower principal balance under the IGH Note.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $469,057 during the six months ended November 30, 2021 compared to $0 during the six months ended November 30, 2020. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Income

Our net income for the six months ended November 30, 2021 was $78,627 compared to a net loss of $1,994,412 for the six months ended November 30, 2020, an improvement of $2,073,039, or 104%.

Non-Controlling Interest

During the six months ended November 30, 2021, we made our initial investment in the amount of $100,000 in the Quinn River Joint Venture, through our subsidiary, Kealii Okamalu. This is part of our planned investment in this entity. Of this initial investment, $7,000 was applied to the first two months’ rent under the land lease. There was no comparable expense during the first half of fiscal 2021.

Net Income Attributable to CLS Holdings USA, Inc.

Our net income attributable to CLS Holdings USA, Inc. for the six months ended November 30, 2021 was $82,127 compared to a net loss of $1,994,412 for the six months ended November 30, 2020, an improvement of $2,076,539, or 104%.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at November 30, 2021 and May 31, 2021:

	November 30,	May 31,
	2021	2021
Current Assets	$4,833,842	$3,840,563
Current Liabilities	$12,011,434	$4,984,485
Working Capital (Deficit)	$(7,177,592)	$(1,143,922)

At November 30, 2021, we had a working capital deficit of $7,177,592, a decrease of $6,033,670 from the working capital deficit of $1,143,922 we had at May 31, 2021. Our working capital at November 30, 2021, includes $1,284,070 of unrestricted cash. Our working capital was decreased primarily due to the reclassification of the U.S. Convertible Debentures in the aggregate amount of $6,229,672 from long term to current liabilities during the period. Our working capital also decreased due to our new accounts receivable financing loan in the amount of $303,815 and taxes payable in the amount of $469,507. We believe we have net operating losses sufficient to offset this income tax liability in full. These decreases were partially offset by an increase in inventory in the amount of $1,013,127.

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

On October 20, 2021, we entered into the Quinn River Joint Venture Agreement through our 50% owned subsidiary, Kealii Okamalu, with CSI and the Tribe. Kealii Okamalu expects to loan approximately $6,000,000 to the Quinn River Joint Venture. We will invest 50% of this amount, or up to $3,000,000, for our equity interest in Kealii Okamalu. We anticipate obtaining these funds primarily from an offering of debentures and the issuance of warrants. The $6,000,000 loan will be repaid from the portion of the profits generated by the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. We expect the first harvest under the Quinn River Joint Venture to occur during the first quarter of fiscal 2023.

Although our revenues are expected to grow as we expand our operations, we only achieved net income for the first time last quarter. Although we believe we have funds sufficient to sustain our operations at their current level, if we require additional cash, we expect to obtain the necessary funds as described above; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through additional debt and/or equity investments and acquisitions in our industry, successfully execute our business strategy, including our planned expansion and acquisitions, and successfully navigate the COVID-19 business environment in which we currently operate as well as any changes that may arise in the cannabis regulatory environment. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Cash flows used in operating activities were $1,527,330 during the six months ended November 30, 2021, an increase of $184,346, or approximately 14%, compared to $1,342,984 during the six months ended November 30, 2020. In deriving cash flows used in operating activities from the net income (loss) for the first half of fiscal 2022 and fiscal 2021, certain non-cash items were (deducted from) or added back to the net income (loss) for each such quarter. These amounts were ($1,304,248) and $1,166,589 for the six months ended November 30, 2021 and 2020, respectively. For the first six months of fiscal 2022, the most significant item deducted from net income was $1,696,328 related to the gain on settlement of the IGH Note; there was no comparable charge during the first half of fiscal 2021. For the first six months of fiscal 2021, the most significant item added back was amortization of discounts on the convertible debentures in the amount of $790,140, compared to $35,496 during the first six months of fiscal 2022. We also recorded the following significant items in the first half of fiscal 2022: $356,455 of depreciation and amortization during the first half of fiscal 2022 compared to $342,331 during the first half of fiscal 2021.

Finally, our cash used in operating activities was affected by changes in the components of working capital. The amounts of the components of working capital fluctuate for a variety of reasons, including management’s expectation of required inventory levels; the amount of accrued interest, both receivable and payable; the amount of prepaid expenses; the amount of accrued compensation and other accrued liabilities; our accounts payable and accounts receivable balances; and the capitalization of right of use assets and liabilities associated with operating leases. The overall net change in the components of working capital resulted in a decrease in cash from operating activities in the amount of $301,709 during the six months ended November 30, 2021, compared to a decrease in cash from operating activities of $515,161 during the first six months of fiscal 2021. The more significant changes for the six months ended November 30, 2021 were as follows: inventory increased by $1,013,127, compared to an increase of $813,158 during the first six months of the prior fiscal year because of increased inventory levels necessary to support increased sales; accounts receivable increased by $115,060 compared to an increase of $126,140 during the first six months of the prior fiscal year due to increased sales; deferred tax liability increased by $469,057 during the current period, compared by $0 during the prior period as we accrued potential taxes in connection with Section 280E of the tax code during the current period; operating lease liability decreased by $139,983 during the current period compare to $207,409 during the prior period as certain leases have been renegotiated resulting in lower monthly amortization; and accounts payable and accrued expenses increased by $93,988 compared to $257,882 during the first six months of the prior fiscal year due to increased payment of trade payables and an increase in city and state sales and excise taxes due.

Cash flows provided by investing activities were $1,458,313 for the six months ended November 30, 2021, an increase of $235,381, or 19%, compared to cash flow provided by investing activities of $1,222,932 during the six months ended November 30, 2020. This increase was primarily due to our receipt of principal payments on the IGH Note in the amount of $1,696,328 during the six months ended November 30, 2021, compared to our receipt of $1,385,951 during the six months ended November 30, 2020.

Cash flows used in financing activities were $62,176 for the six months ended November 30, 2021, an increase of $62,176, or 100%, compared to cash flow used in financing activities of $0 during the six months ended November 30, 2021. This increase was primarily due to principal payments we made to repay debentures of $365,991, which was partially offset by our receipt of loan proceeds under our new receivables-based loan in the amount of $303,815. There were no comparable payments made during the first half of fiscal 2021.

Third Party Debt

The table below summarizes the status of our third party debt, excluding our short term receivables-based debt facility and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our common stock:

Name of Note	Original Principal Amount	Outstanding or Repaid	Payment Details

Oasis Note	$4,000,000	Repaid	Repaid

2018 U.S. Convertible Debentures	$365,991	Outstanding	Repaid

Amended and Restated 2018 U.S. Convertible Debentures	$6,229,672	Outstanding	Due October 22-25, 2022. Amount due includes capitalized interest of $697,672.

2018 Convertible Debentures	$13,219,150	Outstanding	Due December 2022. Amount includes capitalized interest of $1,514,006 less conversion of principal in the amount of $306,856.

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

On April 15, 2021 and April 19, 2021, we amended three of the purchasers’ debentures and subscription agreements in order to (i) reduce the conversion price of the debentures from $0.80 per unit to $0.30 per unit, and (ii) extend the maturity date of the debentures by one year to four (4) years from the execution date of the debentures. The subscription agreements, as amended, also provide that we will file a registration statement to register for resale all of the shares of common stock issuable to these three purchasers upon conversion of the debentures and the exercise of the warrants issuable upon conversion of such debentures. Each warrant issuable pursuant to the debentures is exercisable for one share of common stock at a price equal to 137.5% of the conversion price (presently $0.4125 per share) for a period of three years from the earlier of the date of issuance of the warrant or the effectiveness of a registration statement registering the warrant shares.

On October 25, 2021, we repaid three of the debentures, which comprised $365,991 of principal and $2,065 of interest.

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

2021 Debenture Offering

During the three months ended November 30, 2021, we offered for sale a maximum of $5,500,000 of debentures (the “2021 Debentures Offering”) and warrants to purchase shares of the our common stock at an exercise price of $0.4125 per share in an aggregate amount equal to one-half of the aggregate purchase price for the 2021 Debentures (the “2021 Debenture Warrants”) (collectively, the “November 2021 Offering”). During the three months ended November 30, 2021, we received $250,000 pursuant to the November 2021 Offering. This amount is being held in escrow pending closing of the November 2021 Offering. The proceeds of the 2021 Debenture Offering will be used to fund our investment in the Quinn River Joint Venture.

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

The Navy Capital Investors

Effective July 31, 2018, we entered into a subscription agreement with Navy Capital Green International, Ltd., a British Virgin Islands limited company (“Navy Capital”), pursuant to which we agreed to sell to Navy Capital, for a purchase price of $3,000,000, 7,500,000 units ($0.40 per unit), representing (i) 7,500,000 shares of our common stock, and (ii) three-year warrants to purchase an aggregate of 7,500,000 shares of our common stock (the “Navy Warrant Shares”) at an exercise price of $0.60 per share of common stock (the “Navy Capital Offering”). We valued the warrants using the Black-Scholes valuation model, and allocated gross proceeds in the amount of $1,913,992 to the common stock and $1,086,008 to the warrants. The closing occurred on August 6, 2018. In the subscription agreement, we also agreed to file, on or before November 1, 2018, a registration statement with the SEC registering the shares of common stock and Navy Warrant Shares issued to Navy Capital. If we failed to file the registration statement on or before that date, we were required to issue to Navy Capital an additional number of units equal to ten percent (10%) of the units originally subscribed for by Navy Capital (which would include additional warrants at the original exercise price). On August 29, 2019, we filed a registration statement with the SEC which included the shares of common stock and Navy Warrant Shares issued to Navy Capital. The warrant was exercisable from time to time, in whole or in part for three years. The warrant had anti-dilution provisions that provided for an adjustment to the exercise price in the event of a future issuance or sale of common stock at a lower price, subject to certain exceptions as set forth in the warrant. The warrant also provides that it is callable at any time after the bid price of our common stock exceeds 120% of the exercise price of the warrant for a period of 20 consecutive business days. This warrant expired on July 31, 2021.

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

The former owners of Alternative Solutions and the Oasis LLCs (other than Alternative Solutions) became entitled to a $1,000,000 payment from us because the Oasis LLC maintained an average revenue of $20,000 per day during the 2019 calendar year. We made a payment in the amount of $850,000 to the sellers on May 27, 2020. We deposited the balance due to sellers of $150,000 with an escrow agent to hold pending the outcome of a tax audit. During the year ended May 31, 2020, the State of Nevada notified the Oasis LLCs that it would be conducting a tax audit for periods both before and after the closing of the sale to CLS. In February 2021, we finalized the tax audit, used approximately $43,000 of the escrowed amount to reimburse ourselves for the portion of the tax liability properly payable by the sellers, and returned approximately $107,000 of the escrowed amount to the sellers.

We received final regulatory approval to own the membership interests in the Oasis LLCs on December 12, 2018. We have applied for regulatory approval to own our interest in the Oasis LLCs through Alternative Solutions, which is currently under review.

Consulting Agreements

We periodically use the services of outside investor relations consultants. During the year ended May 31, 2016, pursuant to a consulting agreement, we agreed to issue 10,000 shares of common stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of November 30, 2021, we included 20,000 shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets. The shares were valued based on the closing market price on the grant date.

On December 29, 2015, pursuant to a consulting agreement, we agreed to issue 25,000 shares of common stock per month, valued at $21,250, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of November 30, 2021, we had 50,000 shares of common stock, valued at $42,500 included in stock payable on the accompanying balance sheet. The shares were valued based on the closing market price on the grant date.

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

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations since inception, and have an accumulated deficit of $92,654,511 as of November 30, 2021, compared to $92,736,638, as of May 31, 2021. We had a working capital deficit of $7,177,592 as of November 30, 2021, compared to a working capital deficit of $1,143,922 at May 31, 2021. The report of our independent auditors for the year ended May 31, 2021 contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

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

CLS HOLDINGS USA, INC.

Date: January 12, 2022	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: January 12, 2022	By:	/s/ Andrew Glashow
Andrew Glashow
President and Chief Operating Officer
(Principal Financial and Accounting Officer)