Form 10-Q
period 2022-02-28
CLS Holdings USA, Inc.
filed 2022-04-14
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

or

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

(888) 359-4666

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 128,208,082 shares of $0.0001 par value common stock outstanding as of April 12, 2022.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended February 28, 2022

EXPLANATORY NOTE

Unless otherwise noted, references in this report to “CLS Holdings USA, Inc.,” the “Company,” “we,” “our” or “us” means CLS Holdings USA, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the impact of the COVID-19 virus on our business, the results of our initiatives to retain our employees and strengthen our relationships with our customers and community during the pandemic, the effect of our initiatives to expand market share and achieve growth during and following the pandemic, results of operations and financial performance, anticipated future events, and the effectiveness of our business practices during the pandemic. The continued spread of COVID-19 could have, and in some cases already has had, an adverse impact on our business, operations and financial results, including through disruptions in our cultivation and processing activities, supply chains and sales channels, and retail dispensary operations as well as a deterioration of general economic conditions including a possible national or global recession. Due to the uncertainties associated with the continued spread of COVID-19 and the timing of vaccinations, it is not possible to estimate its impact on our business, operations or financial results; however, the impact could be material. These forward-looking statements also relate to our ability to finance our operations, identify, finance and close potential acquisitions and joint ventures, market acceptance of our services and product offerings, our ability to protect and commercialize our intellectual property, our ability to use net operating losses to offset certain cannabis-related tax liabilities and our ability to grow our wholesale and processing businesses and joint ventures. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

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

AVAILABLE INFORMATION

We file certain reports under the Securities Exchange Act of 1934 (the “Exchange Act”). Such filings include annual and quarterly reports. The reports we file with the Securities and Exchange Commission (“SEC”) are available on the SEC’s website at (http://www.sec.gov).

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2022	2021
ASSETS	(unaudited)	(audited)
Current assets
Cash and cash equivalents	$3,454,584	$1,665,263
Accounts Receivable	842,673	684,935
Inventory	2,342,608	1,228,052
Prepaid expenses and other current assets	268,698	262,313
Total current assets	6,908,563	3,840,563

Property, plant and equipment, net of accumulated depreciation of $1,883,803 and $1,434,614	3,192,354	3,475,668
Right of use assets, operating leases	2,238,685	2,250,009
Intangible assets, net of accumulated amortization of $444,575 and $358,403	1,219,018	1,305,190
Goodwill	557,896	557,896
Other assets	249,955	167,455

Total assets	$14,366,471	$11,596,781

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,875,042	$1,608,625
Accrued interest, current	325,456	267,945
Loan payable	280,000	-
Lease liability - operating leases, current	311,540	287,125
Taxes Payable	3,283,617	2,490,295
Convertible notes payable - current, net of discount of $0 and $35,496	19,448,821	330,495
Total current liabilities	25,524,476	4,984,485

Noncurrent liabilities
Lease liability - operating leases, non-current	1,970,464	1,979,294
Notes payable, net of discount of $1,876,208 and $0	2,498,792	-
Convertible notes payable - long term, net of discount of $0 and $0	-	19,729,822

Total Liabilities	29,993,732	26,693,601

Commitments and contingencies	-	-

Stockholder's deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized at February 28, 2022 and 2021; 128,158,082 and 127,221,416 shares issued and outstanding at February 28, 2022 and May 31, 2021	12,817	12,723
Additional paid-in capital	77,940,747	77,561,393
Common stock subscribed	74,482	65,702
Accumulated deficit	(93,646,779)	(92,736,638)
Stockholder's deficit attributable to CLS Holdings, Inc.	(15,618,733)	(15,096,820)
Non-controlling interest	(8,528)	-
Total stockholder's deficit	(15,627,261)	(15,096,820)

Total liabilities and stockholders' deficit	$14,366,471	$11,596,781

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021

Revenue	$5,588,266	$4,544,082	$16,502,978	$13,232,840
Cost of goods sold	2,701,160	2,488,906	7,989,817	6,487,089
Gross margin	2,887,106	2,055,176	8,513,161	6,745,751

Selling, general and administrative expenses	3,492,691	2,511,502	9,440,918	7,717,063
Total operating expenses	3,492,691	2,511,502	9,440,918	7,717,063

Operating loss	(605,585)	(456,326)	(927,757)	(971,312)

Other (income) expense:
Interest expense, net	589,692	757,740	1,416,164	2,237,166
Impairment of note receivable	-	2,498,706	-	2,498,706
Gain on settlement of note receivable	(522,246)	-	(2,218,574)	-
Total other (income) expense	67,446	3,256,446	(802,410)	4,735,872

Loss before income taxes	(673,031)	(3,712,772)	(125,347)	(5,707,184)

Provision for income tax	(324,265)	-	(793,322)	-

Net loss	(997,296)	(3,712,772)	(918,669)	(5,707,184)

Non-controlling interest	5,028	-	8,528	-

Net loss attributable to CLS Holdings, Inc.	$(992,268)	$(3,712,772)	$(910,141)	$(5,707,184)

Net loss per share – basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Weighted average shares outstanding – basic and diluted	128,158,080	126,635,303	128,099,753	126,568,117

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Paid In	Stock	Accumulated	Non-controlling
	Amount	Value	Capital	Payable	Deficit	interest	Total

Balance, May 31, 2020	126,521,416	$12,653	$71,196,814	$241,109	$(76,846,124)	$-	$(5,395,548)
Common stock to be issued to officer	-	-	-	80,813	-	-	80,813
Common stock issued to officer from stock payable	300,000	30	122,690	(122,720)		-	-
Common stock to be issued to consultant	-	-	-	(25,750)	-	-	(25,750)
Net loss for the nine months ended February 28, 2021	-	-	-	-	(5,707,184)	-	(5,707,184)
Balance, February 28, 2021 (unaudited)	126,821,416	$12,683	$71,319,504	$173,452	$(82,553,308)	$-	$(11,047,669)

Balance, May 31, 2021	127,221,416	$12,723	$77,561,393	$65,702	$(92,736,638)	$-	$(15,096,820)

Common stock issued for conversion of debt	936,666	94	280,906	-	-		281,000
Common stock to be issued to employee	-	-	-	8,780	-	-	8,780
Fair value of warrants issued with debenture offering	-	-	98,448	-	-	-	98,448
Net loss for the nine months ended February 28, 2022	-	-	-	-	(910,141)	(8,528)	(918,669)
Balance, February 28, 2022 (unaudited)	128,158,082	$12,817	$77,940,747	$74,482	$(93,646,779)	$(8,528)	$(15,627,261)

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	February 28, 2022	February 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(918,669)	$(5,707,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of shares cancelled	-	(25,750)
Amortization of debt discounts	132,735	1,185,210
Fair value of shares vested by officers	8,780	80,813
Gain on settlement of note receivable	(2,218,574)	-
Impairment of note receivable		2,498,706
Depreciation and amortization expense	535,361	511,036
Bad debt expense	2,329	5,927
Changes in assets and liabilities:
Accounts receivable	(160,067)	(121,955)
Prepaid expenses and other current assets	(6,385)	(158,949)
Inventory	(1,114,556)	(394,414)
Interest receivable	-	2,500
Right of use asset	240,736	266,734
Accounts payable and accrued expenses	266,417	6,865
Accrued interest	95,050	258,113
Funds held in escrow	-	(150,000)
Deferred tax liability	793,322	-
Operating lease liability	(213,827)	(314,311)
Net cash used in operating activities	(2,557,348)	(2,056,659)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(165,875)	(181,266)
Cash paid for construction deposit on grow facility	(82,500)	-
Proceeds from collection of note receivable	2,218,574	1,544,291
Net cash provided by investing activities	1,970,199	1,363,025

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	808,800	-
Repayments of loans payable	(566,339)	-
Proceeds from debenture offering	2,500,000	-
Principal payments on notes payable	(365,991)	-
Net cash used in financing activities	2,376,470	-

Net decrease in cash and cash equivalents	1,789,321	(693,634)

Cash and cash equivalents at beginning of period	1,665,263	2,925,568

Cash and cash equivalents at end of period	$3,454,584	$2,231,934

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,221,173	$943,817
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capitalized interest on convertible debentures	$-	$212,601
Shares issued for conversion of notes payable	$281,000	$-
Shares issued for services issued from stock payable	$-	$122,720
Initial ROU asset and lease liability	$229,412	$-
Original issue discount on notes payable	$1,875,000	$-
Fair value of warrants issued with debenture offering	$98,448	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

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

On November 12, 2014, CLS Labs acquired 10,000,000 shares, or 55.6%, of the outstanding shares of common stock of Adelt from its founder, Larry Adelt. On that date, Jeffrey Binder, the Chairman, President and Chief Executive Officer of CLS Labs, was appointed Chairman, President and Chief Executive Officer of the Company. On November 20, 2014, Adelt adopted amended and restated articles of incorporation, thereby changing its name to CLS Holdings USA, Inc. Effective December 10, 2014, the Company effected a reverse stock split of its issued and outstanding common stock at a ratio of 1-for-0.625 (the “Reverse Split”), wherein 0.625 shares of the Company’s common stock were issued in exchange for each share of common stock issued and outstanding. As a result, 6,250,000 shares of the Company’s common stock were issued to CLS Labs in exchange for the 10,000,000 shares that it owned by virtue of the above-referenced purchase from Larry Adelt.

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

On October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc., a Massachusetts corporation (“IGH”), entered into an Option Agreement (the “IGH Option Agreement”). Under the terms of the IGH Option Agreement, CLS Massachusetts had an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that is one year after the effective date of the conversion and December 1, 2019 and ending on the date that was 60 days after such date. If CLS Massachusetts exercised the IGH Option, the Company, a wholly-owned subsidiary of the Company and IGH would enter into a merger agreement (the form of which had been agreed to by the parties) (the “IGH Merger Agreement”). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts would pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note. IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement entered into agreements pursuant to which such stockholders, among other things, agreed to vote in favor of such transactions. On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH, in the principal amount of $5,000,000, subject to the terms and conditions set forth in that certain loan agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender. The loan was evidenced by a secured promissory note of IGH, which bore interest at the rate of 6% per annum and was to mature on October 31, 2021. To secure the obligations of IGH to the Company under the loan agreement and the promissory note, the Company and IGH entered into a security agreement dated as of October 31, 2018, pursuant to which IGH granted to the Company a first priority lien on and security interest in all personal property of IGH. If the Company did not exercise the Option on or prior to the date that was 30 days following the end of the option period, the loan amount would be reduced to $2,500,000 as a break-up fee, subject to certain exceptions set forth in the IGH Option Agreement. On August 26, 2019, the parties amended the IGH Option Agreement to, among other things, delay closing until January 2020. By letter agreement dated January 31, 2020, the Company, CLS Massachusetts and IGH extended the IGH Option Agreement to February 4, 2020. On February 4, 2020, CLS Massachusetts exercised the IGH Option and IGH subsequently asserted that CLS Massachusetts’ exercise was invalid. By letter dated February 26, 2020, the Company informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. The Company advised IGH that it was electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the IGH Note. On February 27, 2020, IGH informed CLS Massachusetts that it did not plan to make further payments under the IGH Note on the theory that the break-up excused additional payments. This dispute, including whether IGH breached the IGH Option and whether CLS was entitled to collect default interest, was in litigation. During the twelve months ended May 31, 2021, the Company impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which included $2,497,884 in principal and $822 in accrued interest.

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of the Company effective on June 11, 2021 (the “IGH Settlement Note”). Pursuant to the IGH Settlement Note, IGH shall pay the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the nine months ended February 28, 2022, the Company received $2,218,572 under the IGH Settlement Note, which includes $2,166,667 in principal and $51,905 in accrued interest. As of February 28, 2022, the amount due under the IGH Settlement Note was $833,333. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

On August 24, 2021, the Company formed Kealii Okamalu, LLC, a Nevada limited liability company. The Company and an additional investor each acquired a 50% ownership interest in Kealii Okamalu, and agreed to contribute up to $3,000,000 each for their respective membership interests. At February 28, 2022, the Company and the outside investor had contributed $100,000 and $0 of this amount, respectively. Kealii Okamalu was formed in order to pursue certain joint venture opportunities in the state of Nevada.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $3,454,584 and $1,665,263 as of February 28, 2022 and May 31, 2021, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believe will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had $2,329 and $0 of bad debt expense during the three months ended February 28, 2022 and 2021, respectively. The Company had $2,329 and $5,927 of bad debt expense during the nine months ended February 28, 2022 and 2021, respectively.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At February 28, 2022, the net carrying value of goodwill on the Company’s balance sheet remained at $557,896.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $299,154 and $383,128 for the three months ended February 28, 2022 and 2021, respectively. Total recognized advertising and marketing expenses were $1,087,692 and $826,867 for the nine months ended February 28, 2022 and 2021, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. Total recognized research and development expenses were $1,800 and $8,334 for the three months ended February 28, 2022 and 2021, respectively. Total recognized research and development expenses were $12,308 and $20,726 for the nine months ended February 28, 2022 and 2021, respectively.

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

Effective June 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from commercial sales of products and licensing agreements by applying the following steps: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract; and (5) recognizing revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of the service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and nine months ended February 28, 2022 and 20201

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and nine months ended February 28, 2022 and 2021:

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 28, 2022	February 28, 2021
Cannabis Dispensary	10,670,203	10,202,638
Cannabis Production	5,832,775	3,030,202
	$16,502,978	$13,232,840

	For the Three	For the Three
	Months Ended	Months Ended
	February 28, 2022	February 28, 2021
Cannabis Dispensary	3,333,229	3,384,139
Cannabis Production	2,255,037	1,159,943
	$5,588,266	$4,544,082

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At February 28, 2022 and 2021, the Company had the following potentially dilutive instruments outstanding: At February 28, 2022, a total of 76,251,384 shares (7,346,297 issuable upon the exercise of warrants, 3,041,290 issuable upon the exercise of unit warrants, 65,693,797 issuable upon the conversion of convertible notes payable and accrued interest, and 170,000 in stock to be issued). At February 28 2021, a total of 87,861,815 shares (54,410,145 issuable upon the exercise of warrants; 7,676,974 issuable upon the exercise of unit warrants; 25,454,696 issuable upon the conversion of convertible notes payable and accrued interest; and 320,000 in stock to be issued).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the three and nine months ended February 28, 2022 and for the three months ended February 28, 2021. For the nine months ended February 28, 2022, the Company excluded from the calculation of fully diluted earnings per share the following instruments which were anti-dilutive: shares issuable pursuant to the conversion of notes payable and accrued interest, and shares issuable pursuant to the exercise of stock options and warrants. The Company included 170,000 shares of common stock issuable in fully diluted earnings per share for the nine months ended February 28, 2022.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on January 1, 2020. During the year ended May 31, 2020, the Company recorded an impairment of goodwill in the amount of $25,185,003 pursuant to ASU No. 2017-04. At February 28, 2022, the net amount of goodwill on the Company’s balance sheet remained at $557,896.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $93,646,779 as of February 28, 2022. The Company’s auditors stated in their opinion on the Company’s financial statements for the year ended May 31, 2021 that there was substantial doubt about the Company’s ability to continue as a going concern, and that further losses were anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

On October 31, 2018, as consideration for the IGH Option, the Company made a loan to IGH (the “IGH Loan”), in the principal amount of $5,000,000 (the “IGH Loan Amount”), subject to the terms and conditions set forth in that certain Loan Agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender (the “IGH Loan Agreement”). The IGH Loan was evidenced by a secured promissory note of IGH (the “IGH Note”), which bore interest at the rate of 6% per annum and was scheduled to mature on October 31, 2021. The Company recorded interest income in the amounts of $149,972 and $296,450 on the IGH Loan during the twelve months ended May 31, 2021 and 2020, respectively. On March 1, 2020, the Company capitalized interest in the amount of $399,453 into the principal amount due. During the years ended May 31, 2021 and 2020, the Company capitalized interest in the amount of $0 and $399,453, respectively, on the IGH Note. During the year ended May 31, 2021, the Company received payments on the IGH Note in the amount of $1,696,765. The Company applied these payments as follows; $1,544,291 as a repayment of principal and $152,473 as a repayment of accrued interest. During the year ended May 31, 2020, the Company received payments on the IGH Note in the amount of $1,425,000. The Company applied these payments as follows; $1,357,278 as a repayment of principal and $67,722 as a repayment of accrued interest. To secure the obligations of IGH to the Company under the IGH Loan Agreement and the IGH Note, the Company and IGH entered into a Security Agreement dated as of October 31, 2018 (the “IGH Security Agreement”), pursuant to which IGH granted to the Company a first priority lien on and security interest in all personal property of IGH. If the Company did not exercise the IGH Option on or prior to the date that was 30 days following the end of the Option Period, the IGH Loan Amount would be reduced to $2,500,000 as a break-up fee (the “Break-Up Fee”), except in the event of a Purchase Exception (as defined in the IGH Option Agreement), in which case the Break-Up Fee would not apply and there would be no reduction to the Loan Amount. On August 26, 2019, the parties amended the IGH Option to, among other things, extend the Option Period and delay closing until January 2020. By letter agreement dated January 31, 2020, the Company, CLS Massachusetts and IGH extended the IGH Option Agreement to February 4, 2020. On February 4, 2020, CLS Massachusetts exercised the IGH Option and IGH subsequently asserted that CLS Massachusetts’ exercise was invalid. By letter dated February 26, 2020, the Company informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. The Company advised IGH that it was electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the IGH Note. On February 27, 2020, IGH informed CLS Massachusetts that it did not plan to make further payments under the IGH Note on the theory that the Break-Up Fee excused additional payments. This dispute, including whether IGH breached the IGH Option and whether CLS was entitled to collect default interest, was in litigation. During the twelve months ended May 31, 2021, the Company impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which included $2,497,884 in principal and $822 in accrued interest.

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH shall pay the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the nine months ended February 28, 2022, the Company received $2,218,572 under the IGH Settlement Note, which includes $2,166,667 in principal and $51,905 in accrued interest. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

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

During the nine months ended February 28, 2022, Kealii Okamalu made a deposit of $100,000 towards the construction of the Cultivation Facility; $17,500 of this amount was utilized to pay lease charges on the leased land, and the remaining $82,500 is classified as a construction deposit in other assets on the Company’s balance sheet at February 28, 2022.

Note 4 – Accounts Receivable

Accounts receivable was $842,673 and $684,935 at February 28, 2022 and May 31, 2021, respectively. During the three months ended February 28, 2022 and 2021, the Company had bad debt expense in the net amount of $2,329 and $0. During the nine months ended February 28, 2022 and 2021, the Company had bad debt expense in the net amount of $2,329 and $5,927. No allowance for doubtful accounts was necessary during the three and nine months ended February 28, 2022 and 2021.

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	February 28, 2022	May 31, 2021
Deposits	$2,121	$2,244
Prepaid expenses	189,077	250,069
Other receivable	77,500	10,000
Total	$268,698	$262,313

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

Note 6 – Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	February 28,	May 31,
	2022	2021
Raw materials	$427,198	$344,085
Finished goods	1,915,410	883,967
Total	$2,342,608	$1,228,052

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

By letter dated February 26, 2020, the Company informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. The Company advised IGH that it was electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the Note. This dispute, including whether IGH breached the IGH Option and whether CLS was entitled to collect default interest, was in litigation. During the twelve months ended May 31, 2021, the Company impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which included $2,497,884 in principal and $822 in accrued interest.

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH shall pay the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the three months ended February 28, 2022, the Company received $522,245 under the IGH Settlement Note, which includes $500,000 in principal and $22,245 in accrued interest. During the nine months ended February 28, 2022, the Company received $2,218,572 under the IGH Settlement Note, which includes $2,166,667 in principal and $51,905 in accrued interest. As of February 28, 2022, the amount due under the IGH Settlement Note was $833,333. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

Note 8 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at February 28, 2022 and May 31, 2021.

	February 28, 2022	May 31, 2021
Office equipment	$126,824	$120,068
Furniture and fixtures	148,358	145,103
Machinery & Equipment	1,950,500	1,823,094
Leasehold improvements	2,850,475	2,822,017
Less: accumulated depreciation	(1,883,803)	(1,434,614)
Property, plant, and equipment, net	$3,192,354	$3,475,668

The Company made payments in the amounts of $165,875 and $181,266 for property and equipment during the nine months ended February 28, 2022 and 2021, respectively.

Depreciation of property, plant, and equipment was $150,883 and $139,989 for the three months ended February 28, 2022 and 2021 respectively. Depreciation of property, plant, and equipment was $449,189 and $423,737 for the nine months ended February 28, 2022 and 2021, respectively.

Note 9 – Right to Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 10.5 years, some of which include options to extend.

The Company’s lease expense for the three and nine months ended February 28, 2022 was entirely comprised of operating leases and amounted to $73,874 and $323,218, respectively. The Company’s right of use (“ROU”) asset amortization for the three and nine months ended February 28, 2022 was $82,479 and $240,736, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The Company has recorded total right to use assets of $4,112,876 and liabilities in the amount of $4,069,476 through February 28, 2022, resulting in gains in the amount of $28,511 during the year ended May 31, 2020 and $14,899 during the year ended May 31, 2021. During the year ended May 31, 2020, the Company entered into agreements to amend certain of its operating leases. The lease of the dispensary and administrative offices at 1800 Industrial Road was extended from June 30, 2023 to February 28, 2030, and the lease of the offices at 1718 Industrial Road was extended from August 31, 2020 to August 31, 2022. During the year ended May 31, 2021, the Company entered into an agreement to extend the lease of its cultivation and processing facility at 203 E. Mayflower Avenue through February 28, 2030.

On October 20, 2021, pursuant to the Quinn River Joint Venture Agreement (see note 4), the Company, through Kealii Okamalu, entered into a lease agreement (the “Quinn River Lease”) for approximately 30 acres of land for purposes of building and operating a facility to grow cannabis. The lease has a term of 10 years, with a 10-year renewal option, from the date of the initial harvest produced under the Quinn River Joint Venture Agreement, which is expected to occur in the first quarter of fiscal 2023. Rent is $3,500 per month. The initial amount of the right to use asset and operating lease liability under the Quinn River Lease was $221,469.

Right to use assets – operating leases are summarized below:

February 28, 2022
Amount at inception of leases	$4,112,876
Amount amortized	(1,874,191)
Balance – February 28, 2022	$2,238,685

Operating lease liabilities are summarized below:

Amount at inception of leases	$4,069,476
Amount amortized	(1,787,472)
Balance – February 28, 2022	$2,282,004

Warehouse and offices	$2,055,145
Land	218,488
Office equipment	8,371
Balance – February 28, 2022	$2,282,004

Lease liability	$2,282,004
Less: current portion	(311,540)
Lease liability, non-current	$1,970,464

Maturity analysis under these lease agreements is as follows:

Twelve months ended February 28, 2023	$496,066
Twelve months ended February 28, 2024	499,103
Twelve months ended February 28, 2025	512,532
Twelve months ended February 28, 2026	526,358
Twelve months ended February 28, 2027	226,297
Thereafter	799,417
Total	$3,059,773
Less: Present value discount	(777,769)
Lease liability	$2,282,004

Note 10 – Intangible Assets

Intangible assets consisted of the following at February 28, 2022 and May 31, 2021:

	February 28, 2022
	Gross	Accumulated Amortization	Net
Intellectual Property	$319,600	$(117,187)	$202,413
License & Customer Relations	990,000	(181,500)	808,500
Tradenames - Trademarks	301,000	(110,367)	190,633
Non-Compete Agreements	27,000	(27,000)	-
Domain Names	25,993	(8,521)	17,472
Total	$1,663,593	$(444,575)	$1,219,018

	May 31, 2021
	Gross	Accumulated Amortization	Net
Intellectual Property	$319,600	$(93,217)	$226,383
License & Customer Relations	990,000	(144,375)	845,625
Tradenames - Trademarks	301,000	(87,792)	213,208
Non-Compete Agreements	27,000	(27,000)	-
Domain Names	25,993	(6,019)	19,974
Total	$1,663,593	$(358,403)	$1,305,190

Total amortization expense charged to operations for the three months ended February 28, 2022 and 2021 was $28,023 and $28,716, respectively. Total amortization expense charged to operations for the nine months ended February 28, 2022 and 2021 was $86,172 and $87,299, respectively.

Amount to be amortized during the twelve months ended February 28,
2023	$111,989
2024	111,989
2025	111,989
2026	111,989
2027	111,989
Thereafter	659,073
$1,219,018

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

The Company also assessed its intangible assets as of May 31, 2021 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company determined that the fair value of its intangible assets exceeded the carrying value of goodwill for the year ended May 31, 2021. As a result, no impairment was recorded during the year ended May 31, 2021. At February 28, 2022, the net amount of goodwill on the Company’s balance sheet was $557,896.

Note 12 – Other Assets

Other assets consisted of the following at February 28, 2022 and May 31, 2021:

	February 28,	May 31,
	2022	2021
Security deposits	$167,455	$167,455
Construction deposit	82,500	-
	$249,955	$167,455

Note 13 – Accounts Payable and Accrued Liabilities

Accrued accounts payable and accrued liabilities consisted of the following at February 28, 2022 and May 31, 2021:

	February 28, 2022	May 31, 2021
Trade accounts payable	$883,939	$771,843
Accrued payroll and payroll taxes	260,785	279,721
Accrued liabilities	730,318	557,061
Total	$1,875,042	$1,608,625

Note 14- Loan Payable

The Company is a party to an agreement with a lender to finance short term purchases of inventory (the “Short Term Financing Agreement”) for two of its subsidiaries. On November 9, 2021, the Company received cash in the amount of $294,700, net of fees in the amount of $9,114, pursuant to the Short Term Financing Agreement.

During the three months ended February 28, 2022, the Company received cash proceeds in the amount of $514,100 from three additional loans under the Short Term Financing Agreement, made payments in the amount of $566,339, and incurred fees in the amount of $28,425. At February 28, 2022, the balance due under the Short Term Financing Agreement was $280,000.

Note 15 – Convertible Notes Payable

February 28, 2022	May 31, 2021

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 1 was convertible into units (the “Convertible Debenture Units”) at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of U.S. Convertible Debenture 1 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 1 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the three and nine months ended February 28, 2022, $0 and $0 of this discount was charged to operations, respectively. During the three and nine months ended February 28, 2022, the Company accrued interest in the amounts of $90,089 and $270,267 on the U.S. Convertible Debenture 1, respectively. During the three and nine months ended February 28, 2022, the Company made interest payments in the amounts of $90,089 and $270,267, respectively. On April 15, 2021, the U.S. Convertible Debenture 1 was amended as follows: (i) the conversion price of the debenture was reduced to $0.30 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $2,038,803 during the year ended May 31, 2021 in connection with this amendment.

$4,504,457	$4,504,457

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 2 was convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 2 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 2, the conversion price of U.S. Convertible Debenture 2 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 2 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the three and nine months ended February 28, 2022, $0 and $0 of this discount was charged to operations, respectively. During the three and nine months ended February 28, 2022, the Company accrued interest in the amounts of $22,522 and $67,567 on the U.S. Convertible Debenture 2, respectively. During the three and nine months ended February 28, 2022, the Company made interest payments in the amounts of $22,522 and $67,567, respectively. On April 15, 2021, the U.S. Convertible Debenture 2 was amended as follows: (i) the conversion price of the debentures was reduced to $0.30 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $509,700 during the year ended May 31, 2021.

1,126,114	1,126,114

February 28, 2022	May 31, 2021

Convertible debenture in the principal amount of $100,000 (the “U.S. Convertible Debenture 3”) dated October 24, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 3. The U.S. Convertible Debenture 3 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 3 was convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 3 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 3, the conversion price of U.S. Convertible Debenture 3 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 3 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 3 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 3 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $75,415 on the U.S. Convertible Debenture 3. During the three and nine months ended February 28, 2022, $0 and $10,474 of this discount was charged to operations, respectively. During the three and nine months ended February 28, 2022, the Company accrued interest in the amounts of $0 and $3,604 on the U.S. Convertible Debenture 3, respectively. During the three and nine months ended February 28, 2022, the Company made interest payments in the amounts of $0 and $5,106, respectively. This debenture was repaid in full during the quarter ended November 30, 2021.

-	112,613

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 4 was convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of U.S. Convertible Debenture 4 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 4 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the three and nine months ended February 28, 2022, $0 and $0 of this discount was charged to operations, respectively. During the three and nine months ended February 28, 2022, the Company accrued interest in the amounts of $11,982 and $35,946 on the U.S. Convertible Debenture 4, respectively. During the three and nine months ended February 28, 2022, the Company made interest payments in the amounts of $11,982 and $35,946, respectively. On April 19, 2021, the U.S. Convertible Debenture 4 was amended as follows: (i) the conversion price of the debenture was reduced to $0.30 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $271,164 during the year ended May 31, 2021.

599,101	599,101

Convertible debenture in the principal amount of $150,000 (the “U.S. Convertible Debenture 5”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 5. The U.S. Convertible Debenture 5 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 5 was convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 5 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 5 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $120,100 on the U.S. Convertible Debenture 5. During the three and nine months ended February 28, 2022, $0 and $16,681 of this discount was charged to operations, respectively. During the three and nine months ended February 28, 2022, the Company accrued interest in the amounts of $0 and $5,480 on the U.S. Convertible Debenture 5, respectively. During the three and nine months ended February 28, 2022, the Company made interest payments in the amounts of $0 and $7,733, respectively. This debenture was repaid in full during the quarter ended November 30, 2021.

-	168,919

	February 28, 2022	May 31, 2021

Convertible debenture payable in the principal amount of $75,000 (the “U.S. Convertible Debenture 6”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 6. The U.S. Convertible Debenture 6 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 6 was convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 6 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 6 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $60,049 on the U.S. Convertible Debenture 6. During the three and nine months ended February 28, 2022, $0 and $8,340 of this discount was charged to operations, respectively. During the three and nine months ended February 28, 2022, the Company accrued interest in the amounts of $0 and $2,740 on the U.S. Convertible Debenture 6, respectively. During the three and nine months ended February 28, 2022, the Company made interest payments in the amounts of $0 and $3,866, respectively. This debenture was repaid in full during the quarter ended November 30, 2021.

	-	84,459

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures were to mature on a date that was three years following issuance. The Canaccord Debentures were convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 32,321 shares of the Company’s common stock, and warrants to purchase 16,160 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the three and nine months ended February 28, 2022, the Company accrued interest in the amounts of $264,383 and $794,148 on the Canaccord Debentures, respectively. During the three and nine months ended February 28, 2022, the Company made interest payments in the amounts of $264,383 and $793,149, respectively. Also, during the three and nine months ended February 28, 2022, the Company transferred the amounts of $0 and $212,601 from accrued interest to principal of the Canaccord Debentures, respectively. On March 31, 2021, the Canaccord Debentures were amended as follows: (i) the conversion price of the debentures was reduced to $0.30 per unit; (ii) the maturity date was extended from December 12, 2021 to December 12, 2022; (iii) the mandatory conversion threshold was reduced from a daily volume weighted average trading price of greater than $1.20 per share to $0.60 per share for the preceding ten consecutive trading days; and (iv) the exercise price of the warrants issuable upon conversion was reduced from $1.10 to $0.40 and the expiration of the warrants extended until March 31, 2024. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $3,286,012 during the year ended May 31, 2021. During the quarter ended August 31, 2021, principal in the aggregate amount of $281,000 was converted into an aggregate of 936,666 shares of the Company’s common stock, and warrants to purchase 468,333 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement.

	13,219,149	13,500,150

Total - Convertible Notes Payable	$19,448,821	$20,905,813
Less: Discount	(-)	(35,496)
Convertible Notes Payable, Net of Discounts	$19,448,821	$20,060,317

	February 28, 2022	May 31, 2021
Total - Convertible Notes Payable, Net of Discounts, Current Portion, net of discount of $0 and $1,053,520	$19,448,821	$330,495
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion, net of discount of $0 and $0	$-	$19,729,822

	February 28, 2022	February 28, 2021
Discounts on notes payable amortized to interest expense – 3 months ended February 28, 2022 and 2021, respectively	$-	$35,495

Discounts on notes payable amortized to interest expense – 9 months ended February 28, 2022 and 2021, respectively	$132,735	$1,185,210

Note 16- Notes Payable

February 28, 2022	May 31, 2021

Debenture in the principal amount of $250,000 (the “Debenture 1”) dated December 1, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 1 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 303,030 shares of common stock at an exercise price of $0.4125 per share of common stock. The Company shall make additional quarterly payments under Debenture 1 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,223 on the Debenture 1. During the three and nine months ended February 28, 2022, $1,667 and $1,667 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $187,500 on the Debenture 1. During the three and nine months ended February 28, 2022, $18,145 and $18,145 of this original issue discount was charged to operations, respectively. During the three and nine months ended February 28, 2022, the Company accrued interest in the amounts of $9,375 and $9,375 on the Debenture 1, respectively.

$250,000	$-

Debenture in the principal amount of $250,000 (the “Debenture 2”) dated December 21, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 2 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 303,030 shares of common stock at an exercise price of $0.4125 per share of common stock. The Company shall make additional quarterly payments under Debenture 2 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $10,428 on the Debenture 2. During the three and nine months ended February 28, 2022, $673 and $673 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $187,500 on the Debenture 2. During the three and nine months ended February 28, 2022, $12,097 and $12,097 of this original issue discount was charged to operations, respectively. During the three and nine months ended February 28, 2022, the Company accrued interest in the amounts of $7,188 and $7,188 on the Debenture 1, respectively.

250,000	-

February 28, 2022	May 31, 2021

Debenture in the principal amount of $500,000 (the “Debenture 3”) dated December 21, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 1 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 303,030 shares of common stock at an exercise price of $0.4125 per share of common stock. The Company shall make additional quarterly payments under Debenture 3 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $19,335 on the Debenture 3. During the three and nine months ended February 28, 2022, $1,247 and $1,247 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on the Debenture 3. During the three and nine months ended February 28, 2022, $24,195 and $24,195 of this original issue discount was charged to operations, respectively. During the three and nine months ended February 28, 2022, the Company accrued interest in the amounts of $14,375 and $14,375 on the Debenture 3, respectively.

500,000	-

Debenture in the principal amount of $500,000 (the “Debenture 4”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 4 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 606,061 shares of common stock at an exercise price of $0.4125 per share of common stock. The Company shall make additional quarterly payments under Debenture 4 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on the Debenture 4. During the three and nine months ended February 28, 2022, $572 and $572 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on the Debenture 4. During the three and nine months ended February 28, 2022, $12,500 and $12,500 of this original issue discount was charged to operations, respectively. During the three and nine months ended February 28, 2022, the Company accrued interest in the amounts of $11,667 and $11,667 on the Debenture 4, respectively.

500,000	-

Debenture in the principal amount of $500,000 (the “Debenture 5”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 5 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 606,061 shares of common stock at an exercise price of $0.4125 per share of common stock. The Company shall make additional quarterly payments under Debenture 5 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on the Debenture 5. During the three and nine months ended February 28, 2022, $572 and $572 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on the Debenture 5. During the three and nine months ended February 28, 2022, $12,500 and $12,500 of this original issue discount was charged to operations, respectively. During the three and nine months ended February 28, 2022, the Company accrued interest in the amounts of $11,667 and $11,667 on the Debenture 5, respectively.

500,000	-

	February 28, 2022	May 31, 2021

Debenture in the principal amount of $500,000 (the “Debenture 6”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 6 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 606,061 shares of common stock at an exercise price of $0.4125 per share of common stock. The Company shall make additional quarterly payments under Debenture 6 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on the Debenture 6. During the three and nine months ended February 28, 2022, $572 and $572 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on the Debenture 6. During the three and nine months ended February 28, 2022, $12,500 and $12,500 of this original issue discount was charged to operations, respectively. During the three and nine months ended February 28, 2022, the Company accrued interest in the amounts of $11,667 and $11,667 on the Debenture 6, respectively.

	500,000	-

Total	2,500,000	-
Original Issue Discount	1,875,000	-
Notes Payable, Gross	4,375,000	-
Less: Discount	(1,876,208)	-
Notes Payable, Net of Discount	2,498,792	-

	February 28, 2022	February 28, 2021
Discounts on notes payable amortized to interest expense – 3 months ended February 28, 2022 and 2021, respectively	$97,239	$-

Discounts on notes payable amortized to interest expense – 9 months ended February 28, 2022 and 2021, respectively	$97,239	$-

Aggregate maturities of notes payable and convertible notes payable as of February 28, 2022 are as follows:

For the twelve months ended February 28,

2023	$19,448,822
2024	1,250,000
2025	1,250,000
2026	375,000
2027	375,000
Thereafter	1,125,000
Total	$23,823,822

During the nine months ended February 28, 2022, the Company offered for sale a maximum of $5,500,000 of debentures (the “2021 Debentures”) and warrants to purchase shares of the Company’s common stock at a price of $0.4125 per share in an aggregate amount equal to one-half of the aggregate purchase price for the 2021 Debentures (the “2021 Debenture Warrants”) (collectively, the “November 2021 Offering”). During the nine months ended February 28, 2022, the Company received the amount of $2,500,000 pursuant to the November 2021 Offering and issued an aggregate of 3,030,304 warrants to purchase its common stock at an exercise price of $0.4125 per share to the investors.

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

Note 18 – Stockholders’ Equity

The Company’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.0001, at February 28, 2022 and May 31, 2021, and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 128,158,082 and 127,221,416 shares of common stock issued and outstanding as of February 28, 2022 and May 31, 2021, respectively.

Nine months ended February 28, 2022

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

During the three months ended February 28, 2022, the Company granted 100,000 shares of common stock to an employee. The Company charged the value of these shares $8,780 to common stock subscribed. These shares had not been issued as of February 28, 2022.

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

From December 1, 2021 through January 4, 2022 the Company issued $2,500,000 in debentures and issued 3,030,304 warrants with these debentures. Each warrant allows the holder to purchase one share of the Company’s common stock at an exercise price of $0.4125 per share for three years after its date of issuance.

The following table summarizes the significant terms of warrants outstanding at February 28, 2022. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.41	3,514,797	0.21	$0.41	3,514,797	$0.41
0.50	706,500	0.04	0.50	706,500	0.50
0.60	3,125,000	0.72	0.60	3,125,000	0.60
	7,346,297	0.41	$0.50	7,346,297	$0.50

Transactions involving warrants are summarized as follows. This table does not include the unit warrants. See Unit Warrants section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2020	54,835,145	$0.53
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(837,500)	$0.75

Warrants outstanding at May 31, 2021	53,997,645	$0.50
Granted	3,498,637	$0.41
Exercised	-	$-
Cancelled / Expired	(50,149,985)	$0.53
Warrants outstanding at February 28, 2022	7,346,297	$0.50

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

On December 12, 2018, in connection with the issuance of the Canaccord Debentures, the Company issued Canaccord Genuity Corp. as compensation 1,074,720 three-year agent and advisory warrants. Each warrant entitles the holder to purchase a unit for $0.80, which unit consists of one share of common stock and a warrant to purchase one-half share of common stock at an exercise price of $1.10 per share. The Company, in connection with the issuance of the Canaccord Debentures, also issued to National Bank Financial Inc., as compensation, 268,680 three-year agent and advisory warrants. Each warrant entitles the holder to purchase a unit for $0.80, which unit consists of one share of common stock and a warrant to purchase one-half share of common stock at an exercise price of $1.10 per share. The aggregate value of these warrants was $874,457, which was charged to operations during the year ended May 31, 2019. These warrants expired on December 12, 2021.

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

The following summarizes the Company’s financial liabilities that are recorded at fair value on a recurring basis at February 28, 2022 and May 31, 2021:

February 28, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

May 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

Note 20 – Related Party Transactions

As of February 28, 2022 and May 31, 2021, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

Note 21 – Income Taxes

The following table summarizes the Company’s income tax accrued for the three and nine months ended February 28, 2022:

	For the Three Months Ended February 28, 2022	For the Nine Months Ended February 28, 2022
Loss before provision for income taxes	$(673,031)	$(125,347)
Provision for income taxes	$(324,265)	$(793,322)
Effective tax rate	7.9%	16.24%

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

Note 22 – Commitments and Contingencies

Lease Arrangements

The Company leases several facilities for office, warehouse, and retail space. Currently lease commitments are as follows:

●

A lease that commenced in February 2019 for 1,400 square feet of office space located at 1718 Industrial Road, Las Vegas, NV 89102, for a term of eighteen months, and for rent of $1,785 per month. In June 2020, this lease was extended to August 31, 2022, with the monthly rent increasing to $1,866.70 until September 2021, after which time it will be subject to annual increases of 3%. The lease was extended again on April 1, 2022, see Note 23.

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

●

A lease that commenced on October 20, 2021 for approximately 30 acres of land for purposes of developing a cultivation facility along the Quinn River in Nevada at a cost of $3,500 per month (the “Quinn River Land Lease”). The Quinn River Land Lease has a term of 10 years beginning on the date of the first harvest generated by the Quinn River Joint Venture, or approximately 10.5 years, plus a 10 year renewal option. See note 3.

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease. These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of February 28, 2022.

Note 23 – Subsequent Events

The Company has evaluated events through the date of the financial statements and has determined that there were no additional material subsequent events.

A lease for office space located at 1718 Industrial Road, Las Vegas, NV 89102 was extended again on April 1, 2022, effective September 1, 2022, until August 31, 2024. The monthly rent will increase on September 1, 2022 to $2,084.14 with annual increases of 3%.

Subsequent to February 28, 2022, the Company has issued 50,000 to an employee which were previously subscribed.

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

On April 17, 2015, CLS Labs took its first step toward commercializing its proprietary methods and processes by entering into agreements through its wholly owned subsidiary, CLS Labs Colorado, with certain Colorado entities. During 2017, we suspended our plans to proceed with the Colorado Arrangement due to regulatory delays and have not yet determined if or when we will pursue them again.

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

On October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc., a Massachusetts corporation (“IGH”), entered into an Option Agreement (the “IGH Option Agreement”). Under the terms of the IGH Option Agreement, CLS Massachusetts had an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that is one year after the effective date of the conversion and December 1, 2019 and ending on the date that was 60 days after such date. If CLS Massachusetts exercised the IGH Option, the Company, a wholly-owned subsidiary of the Company and IGH would enter into a merger agreement (the form of which has been agreed to by the parties) (the “IGH Merger Agreement”). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts would pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note. IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement had entered into agreements pursuant to which such stockholders had, among other things, agreed to vote in favor of such transactions. On October 31, 2018, as consideration for the IGH Option, we made a loan to IGH, in the principal amount of $5,000,000, subject to the terms and conditions set forth in that certain loan agreement, dated as of October 31, 2018 between IGH as the borrower and the Company as the lender. The loan was evidenced by a secured promissory note of IGH, which bore interest at the rate of 6% per annum and was to mature on October 31, 2021. To secure the obligations of IGH to us under the loan agreement and the promissory note, the Company and IGH entered into a security agreement dated as of October 31, 2018, pursuant to which IGH granted to us a first priority lien on and security interest in all personal property of IGH. If we did not exercise the Option on or prior to the date that was 30 days following the end of the option period, the loan amount was to be reduced to $2,500,000 as a break-up fee, subject to certain exceptions set forth in the IGH Option Agreement. On August 26, 2019, the parties amended the IGH Option Agreement to, among other things, delay the closing until January 2020. By letter agreement dated January 31, 2020, the parties extended the IGH Option Agreement to February 4, 2020. On February 4, 2020, CLS Massachusetts exercised the IGH Option and IGH subsequently asserted that CLS Massachusetts’ exercise was invalid. By letter dated February 26, 2020, we informed IGH that as a result of its breaches of the IGH Option, which remained uncured, an event of default had occurred under the IGH Note. We advised IGH that we were electing to cause the IGH Note to bear interest at the default rate of 15% per annum effective February 26, 2020 and to accelerate all amounts due under the IGH Note. On February 27, 2020, IGH informed CLS Massachusetts that it did not plan to make further payments under the IGH Note on the theory that the break-up fee excused additional payments. This dispute, including whether IGH breached the IGH Option and whether CLS was entitled to collect default interest, was in litigation. During the twelve months ended May 31, 2021, we impaired the remaining amounts due under the IGH Note in the amount of $2,498,706, which included $2,497,884 in principal and $822 in accrued interest. As of November 30, 2021, the principal balance of the IGH Note was $0 and the interest receivable was $0.

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of us and effective June 11, 2021 (the “IGH Settlement Note”). Pursuant to the IGH Settlement Note, IGH shall pay us $3,000,000, $1,000,000 of which was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments, which began on August 12, 2021. During the three months ended February 28, 2022, we received $522,245 under the IGH Settlement Note, which included $500,000 in principal and $22,245 in accrued interest. During the nine months ended February 28, 2022, we received $2,218,572 under the IGH Settlement Note, which included $2,166,667 in principal and $51,905 in accrued interest. As of February 28, 2022, $833,333 was due under the IGH Settlement Note. We record amounts paid under the IGH Settlement Note as gains when payments are received.

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

We incurred a net loss of $15,890,514 for the year ended May 31, 2021, and net losses of $1,117,530 and $1,039,903 for the three and nine months ended February 28, 2022, respectively, resulting in an accumulated deficit of $92,736,638 as of May 31, 2021, which increased to $93,767,013 as of February 28, 2022. Although we achieved net income during the first quarter of fiscal 2022, these conditions continue to raise substantial doubt about our ability to continue as a going concern.

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

COVID-19 cases increased at a significant rate in November and December 2021 with the arrival of the Omicron variant, but then sharply dropped off as we started 2022. As a result, our curbside and delivery programs have now returned to approximately 20% of total dispensary revenue. The number of transactions at our dispensary have increased recently, although the amount of each transaction decreased slightly primarily as a result of the cessation of special federal unemployment benefits.

The global pandemic of COVID-19 continues to evolve and the ways that our business may evolve to respond to the pandemic and the needs of our customers cannot be fully known.

Results of Operations for the Three Months Ended February 28, 2022 and 2021

The table below sets forth our expenses as a percentage of revenue for the applicable periods:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Revenue	100%	100%	100%	100%
Cost of Goods Sold	48%	55%	48%	49%
Gross Margin	52%	45%	52%	51%
Selling, General, and Administrative Expenses	63%	55%	57%	58%
Interest expense, net	11%	17%	9%	17%
Impairment of note receivable	-%	55%	-%	19%
Gain on settlement of note receivable	9%	-%	13%	-%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Number of Customers Served (Dispensary)	66,016	62,753	195,994	184,129
Revenue	$5,588,266	$4,554,082	$16,502,978	$13,232,840
Gross Profit	$2,887,106	$2,055,176	$8,513,161	$6,745,751
Net Loss Attributable to CLS Holdings USA, Inc.	$(992,268)	$(3,712,772)	$(910,141)	$(5,707,184)
EBITDA (1)	$100,595	$(2,786,327)	$1,834,716	$(2,958,982)

(1)

EBITDA is a non-GAAP financial performance measures and should not be considered as alternatives to net income(loss) or any other measure derived in accordance with GAAP. This non-GAAP measure has limitations as an analytical tool and should not be considered in isolation or as substitutes for analysis of our financial results as reported in accordance with GAAP. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. As required by the rules of the SEC, we provide below a reconciliation of this non-GAAP financial measure contained herein to the most directly comparable measure under GAAP. Management believes that EBITDA provides relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by our management. By providing this non-GAAP profitability measure, management intends to provide investors with a meaningful, consistent comparison of our profitability measures for the periods presented.

Reconciliation of net loss for the three and nine months ended February 28, 2022 and 2021 to EBITDA for the three and nine months ended February 28, 2022 and 2021:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Net Income (Loss) Attributable to CLS Holdings USA, Inc.	$(992,268)	$(3,712,772)	$(910,141)	$(5,707,184)
Add:
Income tax	$324,265	$-	$793,322	$-
Interest expense, net	$589,692	$757,740	$1,416,164	$2,237,166
Depreciation and amortization	$178,906	$168,705	$535,361	$511,036
EBITDA	$100,595	$(2,786,327)	$1,834,716	$(2,958.982)

Three Months Ended February 28, 2022 and February 28, 2021

Revenues

We had revenue of $5,588,266 during the three months ended February 28, 2022, an increase of $1,044,184, or 23%, compared to revenue of $4,544,082 during the three months ended February 28, 2021. Our cannabis dispensary accounted for $3,333,229, or 60%, of our revenue for the three months ended February 28, 2022, a decrease of $50,910, or 2%, compared to $3,384,139 during the three months ended February 28, 2021. Dispensary revenue decreased during the third quarter of fiscal year 2022 reflecting the absence of federal unemployment payments to taxpayers in the community. Our cannabis production accounted for $2,255,037, or 40%, of our revenue for the three months ended February 28, 2022, an increase of $1,095,094, or 94%, compared to $1,159,943 for the three months ended February 28, 2021. The increase in production revenues for the third quarter of fiscal 2022 was primarily due to our addition of a new sales director, an improvement in our product mix, the introduction of new products, operating efficiencies and the procurement of higher quality materials. The increase was also due to greater revenue from third parties for whom we manufactured and processed their products.

Cost of Goods Sold

Our cost of goods sold for the three months ended February 28, 2022 was $2,701,160, an increase of $212,254, or 9%, compared to cost of goods sold of $2,488,906 for the three months ended February 28, 2021. The increase in cost of goods sold for the three months ended February 28, 2022 was due primarily to an increase in revenue. Cost of goods sold was 48% of sales during third quarter of fiscal 2022 resulting in a gross margin of 52%; cost of goods sold was 55% for the third quarter of fiscal 2021 resulting in a gross margin of 45%. Cost of goods sold as a percentage of revenue declined due to our utilization of low-cost high volume purchasing and a shift in product mix at City Trees to increased THC distillate sales, which are no-cost sales. Gross margin for the quarter did not exceeded our target of 50%. Cost of goods sold during the third quarter of fiscal 2022 primarily consisted of $2,418,531 of product cost, $200,102 of state and local fees and taxes, and $82,527 of supplies and materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $981,189, or approximately 39%, to $3,492,691 during the three months ended February 28, 2022, compared to $2,511,502 for the three months ended February 28, 2021. The increase in SG&A expenses for the three months ended February 28, 2022 was primarily due to increases in costs associates with operating the Oasis LLCs and offering expenses associated with the 2021 Debenture Offering.

SG&A expense during the third quarter of fiscal 2022 was primarily attributable to an aggregate of $2,576,817 in costs associated with operating the Oasis LLCs, an increase of $605,110 compared to $1,971,707 during the third quarter of fiscal 2021. The major components of the $605,110 increase in SG&A associated with the operation of the Oasis LLCs during the three months ended February 28, 2022 compared to the three months ended February 28, 2021 were as follows: lease, facilities and office costs were $662,294 compared to $381,763; and payroll and related costs were $1,220,960 compared to $989,837. Lease, facilities and office costs increased due to our efforts to prepare our facilities for the new pre-roll division by purchasing equipment and implementing compliance procedures applicable to this new division. Lease, facilities and office costs also increased during the third quarter of fiscal 2022 due to costs incurred in connection with our response to COVID-19. Payroll costs increased during the third quarter of fiscal 2022 primarily due to increases in salaries of our employees related to the national labor shortage and due to an increase in the number of employees in our manufacturing division as we planned for the rollout of our pre-roll division. Payroll costs also increased due to costs incurred in connection with our response to COVID-19.

Finally, SG&A increased by an aggregate of $376,079 during the third quarter of fiscal 2022 as a result of an increase in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to an aggregate of $915,875, from $539,796 during the third quarter of fiscal 2021. The major components of this increase compared to the third quarter of fiscal 2022 were as follows: expenses related to the 2011 Debenture Offering were $411,298; and payroll and related costs increased by $53,787. These increases were partially offset by decreases in sales and marketing in the amount of $50,795 and professional fees in the amount of $28,012 during the third quarter of fiscal 2022.

Gain on Settlement of Note Receivable

During the three months ended February 28, 2022, we recorded a gain on the settlement of the IGH Note in the amount of $522,246; there was no comparable transaction during the third quarter of the prior fiscal year. This gain on the settlement arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and executed the $3,000,000 IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid us $1,000,000 on or before July 21, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments, which commenced on August 12, 2021.

Interest Expense, Net

Our interest expense, net of interest income, was $589,692 for the three months ended February 28, 2022, a decrease of $168,048, or 22%, compared to $757,740 for the three months ended February 28, 2021. The decrease in interest expense was primarily due to a $389,767 decrease in the amortization of the discounts on debentures to $5,303 during the three months ended February 28, 2022 compared to $395,070 during the three months ended February 28, 2021. The decrease occurred because discounts on debentures in the amount $996,727 were written off in connection with the amendment of U.S. Convertible Debentures 1, 2 and 4 and the Canaccord Debentures during the fourth quarter of fiscal 2021. The decrease in net interest expense for the third quarter of fiscal 2022 was partially offset by an increase in interest expense of $65,938 in connection with our issuance of the 2021 Debentures in the principal amount of $2,500,000 (net of original issue discount of $1,875,000) in the 2021 Debenture Offering. In addition, original issue discount, associated with the 2021 Debentures, in the amount of $91,936 was amortized to interest expense during the three months ended February 28, 2022, which increased interest expense there was no comparable charge in the same period of the prior year.

Impairment of Note Receivable

During the three months ended February 28, 2021, we recorded an impairment of the IGH Note in the amount of $2,498,706; there was no comparable transaction in the comparable period of the current year. This impairment arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. We vehemently disagreed with this assertion. On June 19, 2021 we entered into a settlement agreement with IGH regarding this dispute and IGH executed the $3,000,000 IGH Settlement Note, which is being paid in accordance with its terms. There are no comparable charges in the current period.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $324,265 during the three months ended February 28, 2022 compared to $0 during the three months ended February 28, 2021. We have net operating losses that we believe are available to us to offset any income tax liability that may arise under Section 280E of the Code because we are a cannabis company.

Net Loss

Our net loss for the three months ended February 28, 2022 was $997,296 compared to a net loss of $3,712,772 for the three months ended February 28, 2021, an improvement of $2,715,476, or 73%.

Non-Controlling Interest

During the three months ended February 28, 2022, the non-controlling interest in our investment in the Quinn River Joint Venture, through our subsidiary, Kealii Okamalu was $5,028. This amount is composed primarily of the cost of a land lease. There was no comparable expense during the third quarter of fiscal 2021.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the three months ended February 28, 2022 was $992,268 compared to $3,712,772 for the three months ended February 28, 2021, an improvement of $2,720,504, or 73%.

Results of Operations for the Nine Months Ended February 28, 2022 and 2021

Revenues

We had revenue of $16,502,978 during the nine months ended February 28, 2022, an increase of $3,270,138, or 25%, compared to revenue of $13,232,840 during the nine months ended February 28, 2021. Our cannabis dispensary accounted for $10,670,203, or 65%, of our revenue for the nine months ended February 28, 2022, an increase of $467,565, or 5%, compared to $10,202,638 during the nine months ended February 28, 2021. Dispensary revenue increased during the first nine months of fiscal year 2022 because our average sales per day increased from $37,372 during the first nine months of fiscal 2021 to $39,085 during the first nine months of fiscal 2022. Our cannabis production accounted for $5,832,775, or 35%, of our revenue for the nine months ended February 28, 2022, an increase of $2,802,573 or 92%, compared to $3,030,202 for the nine months ended February 28, 2021. The increase in production revenues for the first nine months of fiscal 2022 was primarily due to an increase in our THC distillate sales of almost $1,000,000, as well as sales to 10 new dispensaries and significant increases in existing customer order size and frequency. These improvements occurred as a result of our addition of a new sales director, an improvement in our product mix, the introduction of new products, operating efficiencies and the procurement of higher quality materials. The increase was also due to greater revenue from third parties for whom we manufactured and processed their products.

Cost of Goods Sold

Our cost of goods sold for the nine months ended February 28, 2022 was $7,989,817, an increase of $1,502,728, or 23%, compared to cost of goods sold of $6,487,089 for the nine months ended February 28, 2021. The increase in cost of goods sold for the nine months ended February 28, 2022 was due primarily to an increase in revenue. Cost of goods sold was 48% of sales during the nine months ended February 28, 2022 resulting in a gross margin of 52%; cost of goods sold was 49% for the nine months ended February 28, 2021 resulting in a gross margin of 51%. Costs of goods sold as a percentage of revenue declined due to our utilization of low-cost high volume purchasing and a shift in product mix at City Trees to increased THC distillate sales, which are no cost sales. Gross margin exceeded our target of 50%. Cost of goods sold during the first nine months of fiscal 2022 primarily consisted of $7,087,380 of product cost, $565,485 of state and local fees and taxes, and $311,367 of supplies and materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $1,723,855, or approximately 22%, to $9,440,918 during the nine months ended February 28, 2022, compared to $7,717,063 for the nine months ended February 28, 2021. The increase in SG&A expenses for the nine months ended February 28, 2022 was primarily due to increases in costs associates with operating the Oasis LLCs and offering expenses associated with the 2021 Debenture Offering.

SG&A expense during the nine months ended February 28, 2022 was primarily attributable to an aggregate of $7,417,653 in costs associated with operating the Oasis LLCs, an increase of $1,509,840 compared to $5,907,813 during the first nine months of fiscal 2021. The major components of the $1,509,840 increase in SG&A associated with the operation of the Oasis LLCs during the nine months ended February 28, 2022 compared to the nine months ended February 28, 2021 were as follows: lease, facilities and office costs of $1,819,549 compared to $1,354,521; payroll and related costs of $3,363,573 compared to $2,987,897. sales, marketing, and advertising costs of $1,087,692 compared to $767,378; and travel of $242,056 compared to $33,829. Lease, facilities and office costs increased due to our efforts to prepare our facilities for the new pre-roll division by purchasing equipment and implementing compliance procedures applicable to this new division. Lease, facilities and office costs also increased during the first nine months of fiscal 2022 due to costs incurred in connection with our response to COVID-19. Payroll costs increased during the first nine months of fiscal 2022 primarily due to increases in salaries of our employees related to the national labor shortage and due to an increase in the number of employees in our manufacturing division as we planned for the rollout of our pre-roll division. Payroll costs also increased due to costs incurred in connection with our response to COVID-19. Sales and marketing costs increased during the first nine months of fiscal 2022 due to our use of a third-party marketing firm for campaigns to promote brand awareness.

Finally, SG&A increased by $213,451 during the nine months ended February 28, 2022 as a result of an increase in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $2,022,702, from $1,809,251 during the nine months ended February 28, 2021. The major components of this increase compared to the first nine months of fiscal 2021 were as follows: expenses related to the 2021 Debenture Offering were  $411,298, and payroll and related costs increased by $143,379. Payroll and related costs increased during the first nine months of fiscal 2022 due to an increase in the number of administrative employees to support our expanding operations. These increases were partially offset by decreases in the following costs: professional fees decreased by $122,264 due to the settlement of the IGH litigation, and sales and marketing expenses decreased by $59,489 due to a decline in website design and development.

Gain on Settlement of Note Receivable

During the nine months ended February 28, 2022, we recorded a gain on the settlement of the IGH Note in the amount of $2,218,574; there was no comparable transaction during the first nine months of the prior fiscal year. This gain on the settlement arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. We vehemently disagreed and litigation ensued. On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and executed the $3,000,000 IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid us $1,000,000 on or before July 21, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments, which commended on August 12, 2021.

Interest Expense, Net

Our interest expense, net of interest income, was $1,416,164 for the nine months ended February 28, 2022, a decrease of $821,002, or 37%, compared to $2,237,166 for the nine months ended February 28, 2021. The decrease in interest expense was primarily due to a $1,144,411 decrease in the amortization of the discounts on debentures to $40,799 during the nine months ended February 28, 2022, compared to $1,185,210 during the nine months ended February 28, 2021. The decrease occurred because the discounts on debentures in the amount $996,727 were written off in connection with the amendment of U.S. Convertible Debentures 1, 2 and 4 and the Canaccord Debentures during the fourth quarter of fiscal 2021. The decrease in net interest expense for the third quarter of fiscal 2022 was partially offset by an increase in interest expense of $65,938 in connection with our issuance of the 2021 Debentures in the principal amount of $2,500,000 (net of original issue discount of $1,875,000) in the 2021 Debenture Offering. In addition, original issue discount associated with the 2021 Debentures in the amount of $91,936 was amortized to interest expense during the three months ended February 28, 2022; there was no comparable charge in the same period of the prior year.

Impairment of Note Receivable

During the nine months ended February 28, 2021, we recorded an impairment of the IGH Note in the amount of $2,498,706; there was no comparable transaction in the comparable period of the current year. This impairment arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. We vehemently disagreed with this assertion. On June 19, 2021 we entered into a settlement agreement with IGH regarding this dispute and IGH executed the $3,000,000 IGH Settlement Note, which is being paid in accordance with its terms. There are no comparable charges during the current period.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $793,322 during the nine months ended February 28, 2022 compared to $0 during the nine months ended February 28, 2021. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

Our net loss for the nine months ended February 28, 2022 was $918,669 compared to a net loss of $5,707,184 for the nine months ended February 28, 2022, an improvement of $4,788,515, or 84%.

Non-Controlling Interest

During the nine months ended February 28, 2022, the non-controlling interest in our investment in the Quinn River Joint Venture, through our subsidiary, Kealii Okamalu was $8,528. This amount is composed primarily of the cost of a land lease. There was no comparable expense during the first nine months of fiscal 2021.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the nine months ended February 28, 2022 was $910,141 compared to a net loss of $5,707,184 for the nine months ended February 28, 2021, an improvement of $4,797,043, or 84%.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at February 28, 2022 and May 31, 2021:

	February 28,	May 31,
	2022	2021
Current Assets	$6,908,563	$3,840,563
Current Liabilities	$25,524,476	$4,984,485
Working Capital (Deficit)	$(18,615,913)	$(1,143,922)

At February 28, 2022, we had a working capital deficit of $18,615,913, an increase of $17,471,991 from the working capital deficit of $1,143,922 we had at May 31, 2021. Our working capital was decreased primarily due to the reclassification of the U.S. Convertible Debentures in the aggregate amount of $19,118,821 from long term to current liabilities during the period. Our working capital decrease was partially offset due to an increase in inventory of $1,114,556 and an increase of cash in the amount of $1,789,321, which was the result of the 2021 Debenture Offering in which we raised $2,500,000.

Our working capital needs will likely continue to increase, and if we require additional funds to meet them, we will seek additional debt or equity financing. Until the first quarter of fiscal 2022, we operated at a loss. Over the next twelve months we will likely require additional capital to pursue the implementation of our business plan, including the development of other revenue sources, such as possible acquisitions and the start-up of the Quinn River Joint Venture.

On October 20, 2021, we entered into the Quinn River Joint Venture Agreement through our 50% owned subsidiary, Kealii Okamalu, with CSI and the Tribe. Kealii Okamalu expects to loan approximately $6,000,000 to the Quinn River Joint Venture. We will invest 50% of this amount, or up to $3,000,000, for our equity interest in Kealii Okamalu. We anticipate using all of the proceeds from the 2021 Debenture Offering toward this loan. We will obtain the balance of the funds required, if any, from our general working capital or from additional debt or equity financings. The $6,000,000 loan will be repaid from the portion of the profits generated by the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. We expect the first harvest under the Quinn River Joint Venture to occur during the first quarter of fiscal 2023.

Although our revenues are expected to grow as we expand our operations, we only achieved net income for the first time during our first quarter of fiscal 2022 and we have experienced net losses since such time. Although we believe we have funds sufficient to sustain our operations at their current level, if we require additional cash, we expect to obtain the necessary funds as described above; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through additional debt and/or equity investments and acquisitions in our industry, successfully execute our business strategy, including our planned joint ventures, and successfully navigate the COVID-19 business environment in which we currently operate as well as any changes that may arise in the cannabis regulatory environment. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Cash flows used in operating activities were $2,557,348 during the nine months ended February 28, 2022, an increase of $500,689, or approximately 24%, compared to $2,056,659 during the nine months ended February 28, 2021. In deriving cash flows used in operating activities from the net loss for the first nine months of each of fiscal 2022 and fiscal 2021, certain non-cash items were (deducted from) or added back to the net loss) for each such period. These amounts were ($1,539,369) and $1,757,236 for the nine months ended February 28, 2022 and 2021, respectively. For the first nine months of fiscal 2022, the most significant item deducted from net income was $2,218,574 related to the gain on settlement of the IGH Note. During the first nine months of fiscal 2021, we recognized an impairment on this note in the amount of $2,498,706. For the first nine months of fiscal 2021, the most significant item added back was amortization of discounts on the convertible debentures in the amount of $1,185,210, compared to $132,735 during the first nine months of fiscal 2022.We also added back to the respective net loss for the first nine months of each of fiscal 2022 and fiscal 2021: $535,361 and $511,036 of depreciation and amortization expense, respectively.

Finally, our cash used in operating activities was affected by changes in the components of working capital. The amounts of the components of working capital fluctuate for a variety of reasons, including management’s expectation of required inventory levels; the amount of accrued interest, both receivable and payable; the amount of prepaid expenses; the amount of accrued compensation and other accrued liabilities; our accounts payable and accounts receivable balances; and the capitalization of right of use assets and liabilities associated with operating leases. The overall net change in the components of working capital resulted in a decrease in cash from operating activities in the amount of $99,310 during the nine months ended February 28, 2022, compared to a decrease in cash from operating activities of $605,417 during the first nine months of fiscal 2021. The more significant changes for the nine months ended February 28, 2022 were as follows: inventory increased by $1,114,556, compared to an increase of $394,414 during the first nine months of the prior fiscal year because of increased inventory levels necessary to support increased sales; accounts payable and accrued expenses increased by $546,417 during the first nine months of fiscal 2022 compared to $6,865 during the first nine months of the prior fiscal year due to increased payments of trade payables and an increase in city and state sales and excise taxes due; deferred tax liability increased by $793,322 during the first nine months of fiscal 2022, compared to $0 during the same period of the prior year as we accrued potential taxes in connection with Section 280E of the tax code; and operating lease liability decreased by $213,827 during the first nine months of fiscal 2022 compared to $314,311 during the same period of the prior fiscal year as certain leases were renegotiated resulting in lower monthly amortization.

Cash flows provided by investing activities were $1,970,199 for the nine months ended February 28, 2022, an increase of $607,174, or 45%, compared to cash flow provided by investing activities of $1,363,025 during the nine months ended February 28, 2021. This increase was primarily due to our receipt of principal payments on the IGH Note in the amount of $2,218,574 during the nine months ended February 28, 2022, compared to our receipt of $1,544,291 during the nine months ended February 28, 2021.

Cash flows provided by financing activities were $2,376,470 for the nine months ended February 28, 2022, an increase of $2,376,470, or 100%, compared to cash flow used in financing activities of $0 during the nine months ended February 28, 2021. This increase was primarily due to our sale of the 2021 Debentures, which resulted in proceeds in the amount of $2,500,000, and proceeds from a loan payable in the amount of $808,800, which were partially offset by principal payments we made to repay debentures of $365,991 and payments of the loans payable in the amount of $566,339. There were no comparable transactions during the first nine months of fiscal 2021.

Third Party Debt

The table below summarizes the status of our third party debt, excluding our short term receivables-based debt facility and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our common stock:

Name of Note	Original Principal Amount	Outstanding or Repaid	Payment Details

Oasis Note	$4,000,000	Repaid	Repaid

2018 U.S. Convertible Debentures	$365,991	Outstanding	Repaid

Amended and Restated 2018 U.S. Convertible Debentures	$6,229,672	Outstanding	Due October 22-25, 2022. Amount due includes capitalized interest of $697,672.

2018 Convertible Debentures	$13,219,150	Outstanding	Due December 2022. Amount includes capitalized interest of $1,514,006 less conversion of principal in the amount of $306,856.

2021 Debenture Offering *	$2,500,000	Outstanding	Due July 10, 2024.

* The terms of the 2021 Debenture provide for additional payments in the aggregate amount of not less than $375,000 per year for five years after the maturity of the 2021 Debentures.

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

2021 Debenture Offering

During November 2021, we commenced an offering of a maximum of $5,500,000 of debentures (the “2021 Debentures Offering”) and warrants to purchase shares of our common stock at an exercise price of $0.4125 per share in an aggregate amount equal to one-half of the aggregate purchase price for the 2021 Debentures (the “Debenture Warrants”) (collectively, the “2021 Debenture Offering”). The proceeds of the 2021 Debenture Offering will be used to fund our investment in the Quinn River Joint Venture.

On March 9, 2022, we conducted the final closing of the 2021 Debenture Offering. Between December 1, 2021 and January 4, 2022, we completed multiple closings of the 2021 Debenture Offering in which we sold an aggregate of $2,500,000 of 2021 Debentures and issued an aggregate of 3,030,304 Debenture Warrants to the investors. The 2021 Debentures bear interest at the rate of 15% per annum calculated on the basis of a 360 day year and mature on July 10, 2024. Commencing 36 months after issuance of the 2021 Debentures and for a period of 5 years thereafter, all note holders shall receive, on an annual basis, cash payments equal to the greater of (i) 15% of the principal amount of the notes they purchased, or (ii) such purchaser’s pro rata portion of 5% of the distributions we receive for the prior fiscal year pursuant to the terms of the Quinn River Joint Venture Agreement. The Debenture Warrants have a term of 3 years and are exercisable, in whole or in part, at any time, or from time to time, after the date of issuance.

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

Consulting Agreements

We periodically use the services of outside investor relations consultants. During the year ended May 31, 2016, pursuant to a consulting agreement, we agreed to issue 10,000 shares of common stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of February 28, 2022, we included 20,000 shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets. The shares were valued based on the closing market price on the grant date.

On December 29, 2015, pursuant to a consulting agreement, we agreed to issue 25,000 shares of common stock per month, valued at $21,250, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of February 28, 2022, we had 50,000 shares of common stock, valued at $42,500 included in stock payable on the accompanying balance sheet. The shares were valued based on the closing market price on the grant date.

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

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. With the exception of the first quarter of fiscal 2022, we have incurred losses from operations since inception, and have an accumulated deficit of $93,646,779 as of February 28, 2022, compared to $92,736,638, as of May 31, 2021. We had a working capital deficit of $18,615,913 as of February 28, 2022, compared to a working capital deficit of $1,143,922 at May 31, 2021. The report of our independent auditors for the year ended May 31, 2021 contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs, to borrow capital and to sell equity to support our plans to acquire operating businesses, execute on joint ventures, open processing facilities and finance ongoing operations There can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

CLS HOLDINGS USA, INC.

Date: April 14, 2022	By:	/s/ Jeffrey I. Binder
Jeffrey I. Binder
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2022	By:	/s/ Andrew Glashow
Andrew Glashow
President and Chief Operating Officer
(Principal Financial and Accounting Officer)