Form 10-K
period 2022-05-31
CLS Holdings USA, Inc.
filed 2022-08-25
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,503,655.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 128,208,082 shares of common stock, par value $0.0001, as of August 19, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual report on Form 10-K will be incorporated by reference from the Registrant's definitive proxy statement or included in an amendment on Form 10-K/A that will be filed not later than 120 days after the end of the fiscal year ended May 31, 2022.

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

This forward-looking information also includes, among other things, information and statements relating to:

●	our expectations regarding our revenue, expenses and operations
●	our anticipated cash needs, our needs for additional financing, and our need to re-finance our debt
●	our intention to grow our business and our operations, including our new joint ventures, grow operation expansion, and the expansion of our production operation for third parties
●	the expected growth in the number of consumers using our products
●	the expected growth of the cannabis industry in Nevada and in the U.S.
●	our ability to finance our planned operations and future acquisitions
●	safety and dosing of cannabis
●	expectations with respect to future production costs and capacity
●	expectations with respect to the renewal and/or extension of our licenses
●	expectations with respect to our plan to apply for additional retail store licenses
●	market reception of our current product offerings and other new delivery mechanisms produced by us for use by consumers
●	our competitive position and the regulatory environment in which we operate
●	any commentary or legislative changes related to the legalization of medical or recreational cannabis and the timing related to such commentary or legalization
●	any changes to U.S. federal policies regarding the enforcement of the Controlled Substances Act
●	our ability to monetize our patented production process

Although we believe that the assumptions underlying this information are reasonable, they may prove to be incorrect, and we cannot assure that actual results will be consistent with this forward-looking information. Given these risks, uncertainties and assumptions, prospective investors should not place undue reliance on this forward-looking information. Whether actual results, performance or achievements will conform to our expectations and predictions is subject to a number of known and unknown risks, uncertainties, assumptions and other factors, including those listed under “Risk Factors”, which include:

●	shutdowns or operational disruptions related to COVID-19
●	whether the U.S. will experience a recession in the next year
●	ongoing compliance with regulatory requirements relating to our business
●	changes in laws, regulations and guidelines relating to our business
●	difficulties in obtaining bank accounts and transferring money

●	risk of prosecution of the cannabis business at the federal level in the U.S. due to the ambiguity of laws in relation to medical cannabis and the cannabis business
●	adverse interpretation of federal tax laws relating to cannabis
●	accuracy of current research regarding the medical benefits, viability, safety, efficacy and dosing of cannabis
●	our history of losses
●	failure or delay of our operations, including the addition of retail stores, grow operation expansion, and the expansion of processing operations
●	our ability to utilize or monetize our patented production process
●	reliance on management and loss of members of management or other key personnel or an inability to attract new management team members
●	inability to raise financing to fund on-going operations, capital expenditures or acquisitions, and to re-finance our debt
●	inability to realize growth targets
●	requirements of additional financing
●	competition in our industry
●	inability to acquire and retain new clients
●	inability to develop new technologies and products and the obsolescence of existing technologies and products
●	vulnerability to rising energy costs
●	vulnerability to increasing costs and obligations related to investment in infrastructure, growth and regulatory compliance
●	dependence on third party transportation services to deliver our products
●	unfavorable publicity or consumer perception
●	product liability claims and product recalls
●	reliance on key inputs and their related costs
●	dependence on suppliers and skilled labor
●	difficulty associated with forecasting demand for products
●	operating risk and insurance coverage
●	inability to manage growth
●	conflicts of interest among our officers and directors
●	environmental regulations and risks
●	managing damage to our reputation and third party reputational risks
●	inability to adequately protect our intellectual property due to cannabis being illegal under U.S. federal law
●	potential reclassification/re-categorization of cannabis as a controlled substance in the U.S.
●	changes to safety, health and environmental regulations
●	exposure to information systems security threats and breaches
●	management of additional regulatory burdens
●	volatility in the market price for our common stock
●	potential imposition of additional sales practice requirements by the SEC
●	no dividends for the foreseeable future
●	future sales of common stock by existing stockholders causing the market price for our common stock to fall
●	the issuance of common stock in the future causing dilution

If any of these risks or uncertainties materialize, or if assumptions underlying the forward-looking information prove to be incorrect, actual results might vary materially from those anticipated in the forward-looking information.

You should not rely upon forward-looking statements as predictions of future events. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. The forward-looking statements contained in this annual report are made as of the date hereof, and we assume no obligation to update or supplement any forward-looking statements.

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

PART I

Item 1. Business

Background

We were originally incorporated as Adelt Design, Inc. on March 31, 2011 to manufacture and market carpet binding art. Production and marketing of carpet binding art never commenced. After CLS Labs, Inc. (“CLS Labs”) acquired 55.6% of the outstanding shares of common stock of the Company, Jeffrey Binder, the Chairman, President and Chief Executive Officer of CLS Labs, was appointed Chairman, President and Chief Executive Officer of the Company. Subsequently, we adopted amended and restated articles of incorporation, thereby changing its name to CLS Holdings USA, Inc.

The Merger

On April 29, 2015, we entered into a merger agreement with CLS Labs and a newly-formed, wholly owned subsidiary of the Company (the “Merger Sub”) and effected the Merger (the “Merger”). Upon the consummation of the Merger, the separate existence of the Merger Sub ceased and CLS Labs, the surviving corporation in the Merger, became a wholly owned subsidiary of the Company, with the Company acquiring the stock of CLS Labs, abandoning its previous business, and adopting the existing business plan and operations of CLS Labs. CLS Labs is a company that plans to generate revenues through licensing, fee-for-service and joint venture arrangements related to its patented proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into saleable concentrates.

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

As CLS Labs was unable to obtain a license in Colorado to operate a cannabis processing facility due to residency requirements, on April 17, 2015, CLS Labs took its first step toward commercializing its then patent pending proprietary methods and processes by entering into agreements with certain Colorado entities. During 2017, we suspended our plans to proceed with the Colorado agreements due to regulatory delays and have not yet determined when we will pursue it again.

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

We intend to monetize this extraction method and generate revenues through (i) the licensing of our proprietary methods and processes to others, (ii) the processing of cannabis for others, and (iii) the purchase of cannabis (or cultivation through our joint venture) and the processing and sale of cannabis-related products. We plan to accomplish this through the acquisition of companies, the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can establish a position as one of the premier cannabinoid extraction and processing companies in the industry. Assuming we do so, we then intend to explore the creation of our own brand of concentrates for consumer use, which we would sell wholesale to cannabis dispensaries. We believe that we can create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling. Finally, we intend to grow through select acquisitions in secondary and tertiary markets, targeting newly regulated states that we believe offer a competitive advantage. Our goal at this time is to become a successful regional cannabis company.

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

Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 paid in February 2018, for an initial 10% of each of the Oasis LLCs. At that time, the Company applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received on June 21, 2018. On June 27, 2018, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $6,200,000 (less offsets for assumed liabilities), a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 22,058,823 shares of common stock. We used the proceeds of the Canaccord Special Warrant Offering to fund the cash portion of the closing consideration. On December 12, 2018, we were approved for the transfer of the remaining 90% interest. We received final regulatory approval to own our interest in the Oasis LLCs through Alternative Solutions under the revised structure of the transaction on April 26, 2022.

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

At the time of closing of the Acquisition Agreement, Alternative Solutions owed certain amounts to a consultant known as 4Front Advisors, LLC (“4Front Advisors”). In August 2019, we made a payment to this company to settle this dispute and the Oasis Note was reduced accordingly.

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

Corporate Structure

We have four direct and three indirect, active, wholly-owned subsidiaries, CLS Labs, CLS Nevada, Inc., CLS Massachusetts, Inc. and Alternative Solutions are owned directly, and Alternative Solutions owns 100% of the issued and outstanding membership interests of: (i) Serenity Wellness Center, LLC dba Oasis Cannabis Dispensary (“Oasis”); (ii) Serenity Wellness Products, LLC dba City Trees (“City Trees Production”); and (iii) Serenity Wellness Growers, LLC dba City Trees (“City Trees Cultivation”, together with City Trees Production, “City Trees” and together with Oasis and City Trees Production, the “Oasis LLCs”). We also own a 50% interest in Kealii Okamalu, LLC. The following diagram illustrates the inter-corporate relationships of the Company, and all of the parents, except as noted, own 100% of the issued and outstanding shares of their subsidiaries:

Notes:

(1)	We own 100% of Alternative Solutions, CLS Nevada, Inc., CLS Labs, Inc., and CLS Massachusetts, Inc.
(2)	Alternative Solutions owns 100% of Oasis, City Trees Production and City Trees Cultivation.
(3)	We own 50% of Kealii Okamalu, LLC.
(4)	All entities in the corporate chart were incorporated and are existing under the laws of the state of Nevada, except for CLS Massachusetts, Inc., which is a Massachusetts corporation.

Nevada Operations

We own 100% of Alternative Solutions, LLC, a Nevada-based holding company (“Alternative Solutions”), which is a Nevada-based holding company that owns three separate entities with licenses to operate cannabis businesses within the State of Nevada: Serenity Wellness Center, LLC dba Oasis Cannabis (“Oasis”); Serenity Wellness Growers, LLC dba City Trees Fresh Cannabis Cultivation Wholesale; and Serenity Wellness Products, LLC dba City Trees Fresh Cannabis Production Wholesale. Oasis currently operates a retail marijuana dispensary within walking distance to the Las Vegas Strip. Its other subsidiaries, which do business as City Trees Cultivation and City Trees Production, currently operate a small-scale cultivation facility, as well as a product manufacturing facility and a wholesale distribution operation in North Las Vegas. Management expects that the vertically integrated business model will drive strong margins to the bottom line on a large portion of existing sales at the dispensary as the newly expanded Warehouse Facility becomes fully operational.(See section entitled “Expansion of Cultivation Facilities” below).

Oasis’ retail dispensary is a single location operation in Nevada and occupies over 5,000 square feet of an over 20,000 square foot building This location, which is easily accessible by tourists, is currently open 19.5 hours per day for walk-in / in-store pickup and 19.5 hours per day for curbside orders. It also delivers cannabis to residents between the hours of 8:00 AM and 10:00 PM. The central location provides logistical convenience for delivery to all parts of the Las Vegas valley.

City Trees’ wholesale operations, which occupies approximately 10,000 square feet of a 22,000 square foot warehouse (the “Warehouse Facility”), began sales to third parties in August 2017 and completed construction and received certificate of occupancy for its state-of-the-art extraction facility in December of 2019. It had made sales to over 45 external customers as of February 28, 2022. Its existing product line includes vaporizers, tinctures, ethanol produced THC distillate, and live and cured hydrocarbon concentrates. At present, the City Trees cultivation facility only grows breeding stock to preserve valuable genetics and does not offer its crops for sale or processing. As a result, all raw materials for manufacturing are sourced from third parties. See “Our Business”.

The New Mexico Licensing Arrangement

On April 29, 2021, Serenity Wellness Products LLC entered into a Licensing Agreement with a company in New Mexico to manufacture and distribute tinctures in New Mexico under our City Trees brand name. In addition, we agreed to manufacture and distribute cannabis infused baked goods, which are products we do not currently offer, under the “Herbal Edibles” brand at our dispensary in Nevada. The Agreement expired in May 2022 and we did not renew it.

Quinn River Joint Venture

On October 20, 2021, we entered into a management services agreement (the “Quinn River Joint Venture Agreement”) through our 50% owned subsidiary, Kealii Okamalu, with CSI Health MCD LLC (“CSI”) and a commission established by the authority of the Tribal Council of the Fort McDermitt Paiute and Shoshone Tribe (“Tribe”). The purpose of the Quinn River Joint Venture Agreement is to establish a business (the “Quinn River Joint Venture”) to grow, cultivate, process, and sell cannabis and related products. The Quinn River Joint Venture Agreement has an initial term of 10 years plus a 10 year renewal option from the date the first cannabis crop produced is harvested and sold. Pursuant to the Quinn River Joint Venture Agreement, Kealii Okamalu is expected to lease approximately 20-30 acres of the Tribe’s land located along the Quinn River at a cost of $3,500 per quarter and manage the design, finance and construction of a cannabis cultivation facility on such tribal lands (“the Cultivation Facility”). Kealii Okamalu will also manage the ongoing operations of the Cultivation Facility and related business, including, but not limited to, cultivation of cannabis crops, personnel staffing, product packaging, testing, marketing and sales. Packaged products will be branded as “Quinn River Farms.” We will provide 10,000 square feet of warehouse space at our Las Vegas facility, and will have preferred vendor status including the right to purchase cannabis flower and the business’s cannabis trim at favorable prices. Kealii Okamalu will contribute $6 million towards the construction of the Cultivation Facility and the working capital for the Quinn River Joint Venture. This amount will be repaid from the portion of the net profits of the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. Kealii Okamalu will receive one-third of the net profits of the Quinn River Joint Venture. We are the manager of and hold a 50% ownership interest in Kealii Okamalu. Kealii Okamalu is a variable interest entity which we consolidate. The Quinn River Joint Venture is not a legal entity but rather a business operated by Kealii Okamalu.

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

Cannabis sales in Nevada have exceeded all expectations since recreational sales began on July 1, 2017. Management believes that the Nevada market will continue to grow for the next few years albeit more modestly if the market is impacted by a national recession. This expectation is supported by sales trends in other legal markets like Colorado and Washington.

Internal Growth Strategy

Oasis expects to continue to grow its dispensary market share both organically and by adding additional locations within the Nevada market. Oasis will seek to expand its footprint throughout the state in select locations with access to tourists or in residential areas with above average median income. The locations of the potential acquisitions will only matter to the extent that they are in preferable local jurisdictions. For licensing purposes, the physical location of a cannabis establishment in Nevada may be moved if it remains in the same local municipality or jurisdiction. Oasis currently purchases about $150,000 per month in products from City Trees, at cost. As a result of these purchases, Oasis has reduced its cost of goods sold on all its SKUs by approximately half, increasing its gross margin.

City Trees’ wholesale growth strategy focuses on more fully utilizing its new and expanded state-of-the-art Warehouse Facility, which was completed in December 2019, by adding new customers and increasing product line diversity, uniqueness, and penetration at each customer’s retail location. City Trees has about 45 customers with regular recurring orders at dispensaries located throughout Nevada.

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

Expansion of Cultivation Facilities

City Trees Cultivation is in the preliminary stages of expanding its grow operation and implementing additional manufacturing operations using both Alternative Solutions’ existing processing methods, our patented processing methods and our new joint venture. City Trees Cultivation intends to build out a grow operation to manufacture products for Oasis. Based on current wholesale prices for cannabis, however, which are relatively low due to ample supply, these plans are on hold, we will continue to monitor wholesale cannabis press and determine if and when to proceed.

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

●

The City Trees line of tinctures includes a 1 to 1 to 1 CBD to THC to CBG ratio, 20 to 1 and 1 to 1 CBD to THC ratios, as well as THC only versions. The tinctures are available in four different carriers and flavors, MCT oil, agave nectar, chocolate agave nectar and orange cream.

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

We intend to monetize the Extraction Process and generate revenues through (i) the licensing of its patented processes to others, (ii) the processing of cannabis for others, and (iii) the purchase of cannabis (or cultivation through our joint venture) and the processing and sale of cannabis-related products. We plan to accomplish this through the acquisition of companies, the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We then intend to explore the creation of its own brand of concentrates for consumer use, which it would sell wholesale to cannabis dispensaries. We believe that it can standardize the testing, compliance and labeling of its products in the cannabis industry.

Employees

As of August 11, 2022, the Oasis LLCs had 111 employees in total, 108 of which are full-time employees and 3 of which are part-time employees. The employees are distributed among the following departments:

Nevada Market Administration	Number of Employees
Administrative	4
Accounting	5

Oasis Cannabis Retail
Product Sales and Customer Service	34
Inventory Control	6
Dispatch / Delivery	6
Safety / Security	7
Management / Leadership	1
Communications / Marketing	1

City Trees Wholesale
Wholesale Sales and Distribution	7
Leadership	10
Cultivation / Product Manufacturing	14
Fulfillment	8
Inventory Control	3
Safety / Security	4
Communications / Marketing	1

Total Employees	111

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

●

Securing initial licensing, processing or sales arrangements, as applicable, with growers and dispensaries, and for our joint venture. Such arrangements may result from marketing efforts, relationships within the industry.

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

Regulation and Licensure

Despite 38 states, the District of Columbia, and four U.S. territories having legalized or decriminalized cannabis use for recreational or medical purposes, the prescription, use and possession of cannabis remains illegal under federal law. As such, although we will only operate processing facilities in states that permit the possession, sale and use of cannabis, certain activities of our business, including the possession of cannabis for processing and the sale of cannabis concentrates, will be in violation of federal law.

Enforcement of United States Federal Laws

In the United States, cannabis is highly regulated at the state level. To our knowledge, over half of the United States of America, plus the District of Columbia, and four territories have legalized cannabis in some form, including recreational use of cannabis in many states. Additional states have legalized CBD, low THC oils for a limited class of patients. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act (codified in 21 U.S.C.A. Section 812). Under United States federal law, a Schedule I drug is considered to have a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the substance under medical supervision. Federal law tightly regulates or outright prohibits commercial production and sale of all Schedule I controlled substances, and as such, cannabis-related activities, including without limitation, the importation, cultivation, manufacture, distribution, sale and possession of cannabis that remain illegal under U.S. federal law. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor provide a defense to any federal proceeding brought against the Company. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonments.

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

United States Enforcement Proceedings

An appropriations rider contained in the fiscal year 2015, 2016, 2017, 2018, 2019, 2020 and 2021 Consolidated Appropriations Acts (formerly known as the “Rohrabacher-Farr Amendment”; now known as the “Rohrabacher-Blumenauer Amendment” and currently proposed for the next appropriations rider as the “Joyce Amendment”, referred to herein as the “Amendment”) provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOJ cannot expend funds to prosecute state-law-abiding medical cannabis operators complying strictly with state medical cannabis laws. The Amendment prohibits the federal government from using congressionally appropriated funds to prevent states from implementing their own medical cannabis laws. Previously the Amendment was extended until December 8, 2018, as part of the passage of an emergency aid package. The Amendment has now been renewed and is effective through September 30, 2022. Through his signing statement, former President Trump reiterated that the Department of Justice may not use any funds to prevent implementation of medical cannabis laws by various States and territories, and “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” Continued reauthorization of the Amendment is predicated on future political developments and cannot be guaranteed. If the Amendment expires, federal prosecutors could prosecute even state-compliant medical cannabis operators for conduct within the five-year statute of limitations. The Amendment does not protect state legal adult-use cannabis businesses and the DOJ may spend funds to prosecute persons that are operating in accordance with state adult use cannabis laws. However, the United States Congress also passed the Blumenauer-McClintock-Norton-Lee Amendment which would provide legal protection for all state legal cannabis activities. It is unclear whether the amendment language will be included in the Senate appropriations language. Various other pieces of legislation have been introduced by members of Congress that would legalize cannabis at a federal level, although it is uncertain if any of the proposed bills will gain any traction. Most recently the United States House of Representatives passed the Marijuana Opportunity Reinvestment and Expungement Act (“MORE”), but it is expected to be stalled in the United States Senate.

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

State-Level Overview

The following sections present an overview of market and regulatory conditions for the cannabis industry in the state of Nevada, in which we have an operating presence in, and is presented as of April 2022, unless otherwise indicated. Although our activities are compliant with applicable United States state and local law, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under United States federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

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

On July 31, 2020, Governor Sisolak issued Declaration of Emergency Directive 029 reaffirming The Nevada United: Roadmap to Recovery Plan. Directive 029 stated that all directives promulgated pursuant to the March 12, 2020 Declaration of Emergency or subsections thereof set to expire on July 31, 2020, would remain in effect for the duration of the current state of emergency unless terminated prior to that date by a subsequent directive or by operation of law associated with lifting the Declaration of Emergency. Further, Directive 029, having become effective at 11:59 PM on Friday, July 31, 2020 shall remain in effect until terminated by a subsequent directive promulgated pursuant to the March 12, 2020 Declaration of Emergency, or dissolution or lifting of the Declaration of Emergency itself, to facilitate the State’s response to the COVID-19 pandemic. On February 10, 2022, Governor Sisolak terminated and rescinded virtually all prior directives relating to the COVID-19 pandemic.

Nevada Summary

Medical Cannabis Program

Nevada has a medical cannabis program and passed an adult-use legalization through the ballot box in November 2016. In 2000, Nevada voters passed an amendment to the Nevada state constitution allowing physicians to recommend cannabis for an inclusive set of qualifying conditions including chronic pain and created a limited non-commercial medical cannabis patient/caregiver system. Senate Bill 374, which passed the legislature and was passed by operation of law in 2013, expanded this program and established a for-profit regulated medical cannabis industry.

The Nevada Division of Public and Behavioral Health licensed medical cannabis establishments up until July 1, 2017 when the state’s medical cannabis program merged with adult-use cannabis enforcement under the Nevada Department Of Taxation. In 2019 Nevada Governor Sisolak established the Cannabis Compliance Board which took over the regulation of cannabis on July 1, 2020. In 2014, Nevada accepted medical cannabis business applications and a few months later the Division approved 182 cultivation licenses, 118 licenses for the production of edibles and infused products, 17 independent testing laboratories, and 55 medical cannabis dispensary licenses. The number of dispensary licenses was then increased to 66 by legislative action in 2015. In 2017 these medical cannabis establishments were able to apply for and obtain retail cannabis licenses of the same type (cultivation, production, laboratory or dispensary). From September 7, 2018 to September 20, 2018 Nevada began accepting retail cannabis store business applications and shortly thereafter in December 2018, the State of Nevada awarded sixty-one (61) retail cannabis store licenses. The application process was merit-based, competitive, and is currently closed. Residency is not required to own or invest in a Nevada medical cannabis business or recreational cannabis business. In addition, vertical integration is neither required nor prohibited. Nevada’s medical law includes patient reciprocity, which permits medical patients from other states to purchase cannabis from Nevada dispensaries. Nevada also allows for dispensaries to deliver medical cannabis to patients.

Each medical cannabis establishment must maintain a medical cannabis establishment registration certificate with the CCB. Among other requirements, there are minimum liquidity requirements and restrictions on the geographic location of a medical cannabis establishments as well as restrictions relating to the age and criminal background of employees, owners, officers and board members of the establishment. All employees must be over 21 and all owners, officers and board members must not have any previous felony convictions or had a previously granted medical cannabis registration revoked. Additionally, each volunteer, employee, owner (subject to certain exceptions for owners holding less than 5% of the interests in an entity that holds a cannabis establishment certificate), officer and board member of a medical cannabis establishment must be registered with the CCB as a medical cannabis agent and hold a valid medical cannabis establishment agent card. The establishment must have adequate security measures and use an electronic verification system and inventory control system. If the medical cannabis establishment will sell or deliver edible cannabis products or cannabis-infused products, proposed operating procedures for handling such products which must be preapproved by the CCB.

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

Under Nevada’s adult-use cannabis law, the CCB licenses and regulates cannabis cultivation facilities, product manufacturing facilities, distributors, retail stores and testing facilities. After merging medical and adult-use cannabis regulation and enforcement into the Marijuana Enforcement Division of the Department of Taxation in 2017, Governor Sisolak has now created the single regulatory agency known as the “Cannabis Compliance Board” that took over the regulation of the program on July 1, 2020. For the first 18 months of retail cannabis starting in 2017, applications to the Department for adult-use establishment licenses were only accepted from existing medical cannabis establishment certificate holders and existing liquor distributors for the adult-use distribution license, but in September 2018 applications for retail cannabis stores were accepted and conditional licenses were issued in December 2018. In enforcing the new regulations, the CCB has filed formal complaints against several licensees for various violations of the NCCRs. The CCB has sought significant monetary penalties, and suspension or revocation of certain cannabis licenses.

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

The retail product manufacturing license permits its holder to acquire, possess, manufacture, deliver, transfer, transport, supply, or sell edible cannabis products or cannabis infused products to other retail cannabis production facilities or retail cannabis stores.

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

Licenses in the State of Nevada

Holding Entity	Permit/License	Location City	Expiration/Renewal Date	Description
Serenity Wellness Center LLC d/b/a Oasis Cannabis	D90 – Medical Marijuana Dispensary License #: M66-00051	Las Vegas	01/01/2023	City of Las Vegas Marijuana Business License for a Medical Dispensary
Serenity Wellness Center LLC d/b/a Oasis Cannabis	R90 – Retail Marijuana Store (Rec Sales) License # M66-00052	Las Vegas	01/01/2023	City of Las Vegas Marijuana Business License for a Retail Marijuana Store
Serenity Wellness Center LLC d/b/a Oasis Medical Cannabis	Medical Marijuana Registration Certificate: # 02916424476864783141 MME Code: D046		06/30/2023	State of NV Final Registration Certificate – Medical Marijuana Dispensary Establishment
Serenity Wellness Center LLC d/b/a Oasis Medical Cannabis	Retail Marijuana Store License #: 55910347793434478299 ME Code: RD046		06/30/2023	State of NV – Retail Marijuana Store License

Holding Entity	Permit/License	Location City	Expiration/Renewal Date	Description
Oasis Cannabis	G50 – General Retail Sales Drug Paraphernalia License #: G66-07378	Las Vegas	02/01/2023	City of Las Vegas general retail sales license
Oasis Cannabis	Curbside Cannabis Sales License # PMT20-01468	Las Vegas	12/31/2022	City of Las Vegas Time-Limited Cannabis Curbside Sales Permit
Community Oasis LLC	A51 – Automated Teller Operator License #: G63-09197	Las Vegas	12/01/2022	City of Las Vegas license to operate an automated teller
Community Oasis LLC	150 – Instruction Services Workshop/Yoga/Art Sales License #: G6400802	Las Vegas	09/01/2022	City of Las Vegas Instruction Services Workshop/Yoga/Art Sales License
Serenity Wellness Products LLC d/b/a City Trees	MM Production – GS License #: BL105437	North Las Vegas	10/31/2022 *Renews every 90 days	City of North Las Vegas Marijuana Production License
Serenity Wellness Products LLC d/b/a City Trees	RM Rec Production – GS License #: BL111296	North Las Vegas	10/31/2022 *Renews every 90 days	City of North Las Vegas Marijuana Production License
Serenity Wellness Products LLC d/b/a City Trees	Marijuana Distributor License #: 2020313713	Henderson	09/30/2022	City of Henderson Marijuana Distributor License
Serenity Wellness Products LLC d/b/a City Trees	Medical Marijuana Registration Certificate: # 40297970315350477547 MME Code: P024		06/30/2023	State of NV Final Registration Certificate – Medical Marijuana Production Establishment
Serenity Wellness Products LLC d/b/a City Trees	Retail Marijuana Product Manufacturing License #: 79484750509886968559 ME Code: RP024		06/30/2023	State of NV Retail Marijuana Product Manufacturing License
Serenity Wellness Products LLC d/b/a City Trees	Retail Marijuana Distributor License #: 61611537222691531848 ME Code: T073		06/30/2023	State of NV Retail Marijuana Distributor License
Serenity Wellness Products LLC d/b/a City Trees	Z90 – Medical Marijuana Production Facility OLV Marijuana Production License #: M65-00015		01/01/2023	City of Las Vegas license required to sell to dispensaries within its jurisdiction
Serenity Wellness Growers LLC d/b/a City Trees	MM Cultivation – GS License #: BL105436	North Las Vegas	10/31/2022	City of North Las Vegas Marijuana Cultivation License
Serenity Wellness Growers LLC d/b/a City Trees	RM Rec Cultivation – GS License #: BL111295	North Las Vegas	10/31/2022	City of North Las Vegas Marijuana Cultivation License
Serenity Wellness Growers LLC d/b/a City Trees	Medical Marijuana Registration Certificate: 36161311931874315998 MME Code: C039		06/30/2023	State of NV Medical Marijuana Cultivation Facility Registration Certificate
Serenity Wellness Growers LLC d/b/a City Trees	Retail Marijuana Cultivator License #: 77486514896179438118 ME Code: RC039		06/30/2023	State of NV Retail Marijuana Cultivator License
Serenity Wellness Growers LLC d/b/a City Trees	X90 – Medical Marijuana Cultivation Facility OLV License #: M65-00014	Las Vegas	01/01/2023	City of Las Vegas license required to sell cannabis within its jurisdiction
Serenity Wellness Products LLC d/b/a City Trees	F90 Cannabis Distributor OLV License #: M68-00005	Las Vegas	01/01/2023	City of Las Vegas License required to distribute cannabis within its jurisdiction
Serenity Wellness Products LLC d/b/a City Trees	Marijuana Distributor License # BL113029	Las Vegas	01/31/2023	City of North Las Vegas Marijuana Distributor License

Nevada Reporting Requirements

The state of Nevada uses METRC as the state’s computerized T&T system for seed-to-sale. Individual licensees whether directly or through third-party integration systems are required to push data to the state to meet all reporting requirements. The Oasis LLCs have designated an in-house computerized seed to sale software that integrate with METRC via API (GreenBits), which captures the required data points for cultivation, manufacturing and retail as required in Nevada Revised Statutes and by the NCCRs.

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

We are directly engaged in the medical and adult-use cannabis industry in the U.S. where local state law permits such activities however all such activities remain illegal under federal law in the U.S. Investors are cautioned that in the U.S., cannabis is highly regulated at the state level. To our knowledge, there are to date 38 states, the District of Columbia, and four U.S. territories that have legalized medical cannabis in some form, including Nevada, although not all states have fully implemented their legalization programs. To our knowledge, 18 states and the District of Columbia have legalized cannabis for adult use. Additional states have legalized high-cannabidiol (“CBD”), low THC oils for a limited class of patients. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act. Under United States federal law, a Schedule I drug is considered to have a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the substance under medical supervision. Federal law prohibits commercial production and sale of all Schedule I controlled substances, and as such, cannabis-related activities, including without limitation, the importation, cultivation, manufacture, distribution, sale and possession of cannabis remain illegal under U.S. federal law. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. Strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under U.S. federal law, nor provide a defense to any federal proceeding brought against us. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.

An appropriations rider contained in the fiscal year 2015, 2016, 2017, 2018, 2019, 2020 and 2021 Consolidated Appropriations Acts (formerly known as the “Rohrabacher-Farr Amendment”; now known as the “Rohrabacher-Blumenauer Amendment” and currently proposed for the next appropriations rider as the “Joyce Amendment”, referred to herein as the “Amendment”) provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the U.S. Department of Justice (the “DOJ”) cannot expend funds to prosecute state-law-abiding medical cannabis operators complying strictly with state medical cannabis laws. The Amendment prohibits the federal government from using congressionally appropriated funds to prevent states from implementing their own medical cannabis laws. The Rohrabacher Amendment was renewed for fiscal year 2021 and again through various spending bills and is effective until September 2022. Continued reauthorization of the Amendment is predicated on future political developments and cannot be guaranteed. If the Amendment expires, federal prosecutors could prosecute even state-compliant medical cannabis operators for conduct within the five-year statute of limitations. The Amendment does not protect state legal adult-use cannabis businesses and the DOJ may spend funds to prosecute persons that are operating in accordance with state adult use cannabis laws.

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

William Barr served as United States Attorney General from February 14, 2019 to December 23, 2020. The DOJ under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. On March 11, 2021, United States President Biden’s nominee, Merrick Garland was sworn in as the U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. It is unclear what impact, if any, the Biden administration will have on U.S. federal government enforcement policy on cannabis. Nonetheless, there is no guarantee that the position of the Department of Justice will not change.

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

The success of our business strategy depends on the legality of the cannabis industry. The political environment surrounding the cannabis industry in general can be volatile and the regulatory framework remains in flux. To our knowledge, there are to date 38 states, the District of Columbia, and four U.S. territories that have legalized cannabis in some form, including Nevada, and additional states have pending legislation regarding the same; however, the risk remains that a shift in the regulatory or political realm could occur and have a drastic impact on the industry as a whole, adversely impacting our business, results of operations, financial condition or prospects.

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

The recent outbreak of the coronavirus, or COVID-19, which has been declared by the World Health Organization to be a “pandemic,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, and our customers may be prevented from purchasing our products, due to shutdowns, “stay at home” mandates or other preventative measures that may be requested or mandated by governmental authorities. On March 20, 2020, Nevada Governor Sisolak ordered all cannabis dispensaries to close their retail operations and we became limited to delivery-only retail sales. Although we are now permitted to make curbside and in-store sales, we were initially adversely affected by these limitations. Our wholesale business has also been adversely affected due to the impact of the pandemic on the businesses or our wholesale customers. While it is not possible at this time to estimate the impact that COVID-19 (or any other actual or potential pandemic) could have on our business, or the duration of the pandemic, the continued spread of COVID-19 (or any other actual or potential pandemic) and the measures taken by the U.S. federal and state governments, could disrupt the manufacture or sale of our products and adversely impact our business, financial condition or results of operations. It could also affect the health and availability of our workforce at our facilities, as well as those of our suppliers, wholesale and retail customers. Because cannabis remains federally illegal, we are not eligible to participate in any federal government relief programs (such as Small Business Administration loans that were recently announced) resulting from COVID-19 or any other actual or potential pandemic.

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

We will require additional financing to re-finance our debt and support our on-going operations.

We will require equity and/or debt financing to re-finance our debt and support on-going operations, to undertake capital expenditures or to undertake acquisitions, joint ventures or other business combination transactions. A number of factors could cause us to incur higher borrowing costs and experience greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook, or credit ratings. There can be no assurance that additional financing will be available to us when needed or on terms which are acceptable. Our inability to raise financing to fund our debt, on-going operations, capital expenditures or acquisitions may adversely affect our ability to fund our operations, meet contractual commitments, make future investments or desirable acquisitions, or respond to competitive challenges and could have a material adverse effect upon our business, and our ability to continue our operations.

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

We had negative cash flow for the financial year ended May 31, 2022.

We had negative operating cash flow for the financial year ended May 31, 2022. To the extent that we have negative operating cash flow in future periods, we may need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that we will be able to generate a positive cash flow from our operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Company.

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

Our current activities and resources are focused on Oasis and City Trees. The licenses held by the Oasis LLCs are specific to Oasis and City Trees. Adverse changes or developments affecting any of Oasis or City Trees, including but not limited to, a breach of security, could have a material and adverse effect on our business, financial condition and prospects. Any breach of the security measures and other facility requirements could also have an impact on the Oasis LLCs’ ability to continue operating under their respective licenses or the prospect of renewing their respective licenses. Oasis and City Trees continue to operate with routine maintenance however buildings do have components that require replacement. We will bear many, if not all, of the costs of maintenance and upkeep of Oasis and City Trees. Our operations and financial performance may be adversely affected if any of Oasis and City Trees are unable to keep up with maintenance requirements.

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

The level of activity in the medical cannabis industry is volatile. No assurance can be given that expected trends in medical cannabis production and sales activities will continue or that demand for medical cannabis will reflect the level of activity in the industry. Any prolonged substantial reduction in medical cannabis prices would likely affect medical cannabis production levels and therefore affect the demand for medical cannabis. A material decline in medical cannabis prices or industry activity could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our industry is subject to intense competition.

There is potential that we will face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and experience than the us. Increased competition by larger and better-financed competitors could materially and adversely affect the business, financial condition, results of operations or prospects of the Company. If we are unable to compete effectively, it could decrease our customer traffic, sales and profit margins, which could adversely affect our business, financial condition, and results of operations.

Because of the early stage of the industry in which we operate, we expect to face additional competition from new entrants. To become and remain competitive, we will require research and development, marketing, sales and support. We may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis which could materially and adversely affect the business, financial condition, results of operations or prospects of the Company.

The introduction of a recreational model for cannabis production and distribution may impact the medical cannabis market. The impact of this potential development may be negative for us, and could result in increased levels of competition in its existing medical market and/or the entry of new competitors in the overall cannabis market in which we operate.

If the number of users of medical cannabis increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, we will require a continued high level of investment in research and development, marketing, sales and client support. We may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis which could materially and adversely affect the business, financial condition and results of operations of the Company.

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

Our proposed business plan is subject to all business risks associated with new business enterprises, including the absence of any significant operating history upon which to evaluate an investment. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new strategy and the competitive environment in which we will operate. It is possible that we will incur losses in the future. There is no guarantee that we will be profitable.

Future acquisitions and dispositions could increase our risks and uncertainties.

Material acquisitions, dispositions and other strategic transactions, including joint ventures, involve a number of risks, including: (i) potential disruption of our ongoing business; (ii) distraction of management; (iii) financial leverage; (iv) unrealized or delayed benefits and cost savings; (v) increased complexity of our operations; and (vi) loss or reduction of control over certain of our assets.

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

Acquisitions, strategic collaborations and joint ventures may never materialize or may fail.

We intend to explore a variety of acquisitions, strategic collaborations and joint ventures with existing cannabis growers, dispensaries and related businesses in various states. We are likely to face significant competition in seeking appropriate acquisitions, strategic collaborators or joint venture partners, and these acquisitions, strategic collaborations and joint ventures can be complicated and time consuming to negotiate and document. We may not be able to negotiate acquisitions, strategic collaborations and joint ventures on acceptable terms, or at all, and we are unable to predict when, if ever, we will enter into any such acquisitions, strategic collaborations or joint ventures due to the numerous risks and uncertainties associated with them.

Failure to successfully integrate acquired businesses, their products and other assets, or if integrated, failure to further our business strategy, may result in our inability to realize any benefit from such acquisition.

We have grown by acquiring Alternative Solutions. The consummation and integration of any acquired business, product or other assets into the Company may be complex and time consuming and, if not successfully integrated, the Company may not achieve the anticipated benefits, cost-savings or growth opportunities. Furthermore, even if successfully integrated, the acquisition target may fail to further the Company’s business strategy as anticipated, expose us to increased competition or other challenges with respect to the our products or geographic markets, and expose us to additional liabilities associated with an acquired business, technology or other asset or arrangement.

When we acquire cannabis businesses, we may obtain the rights to applications for licenses as well as licenses; however, the procurement of such applications for licenses and licenses generally will be subject to governmental and regulatory approval. There are no guarantees that the Company will successfully consummate such acquisitions, and even we consummate such acquisitions, the procurement of applications for licenses may never result in the grant of a license by any state or local governmental or regulatory agency and the transfer of any rights to licenses may never be approved by the applicable state and/or local governmental or regulatory agency.

We are a holding company.

We are a holding company and essentially all of our assets are the capital stock of our material subsidiaries and investments in joint ventures. As a result, investors in the Company are subject to the risks attributable to its subsidiaries and joint ventures. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and investments and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of the Company’s material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before the Company.

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

Although we expect to generate substantial revenues from our subsidiaries and joint ventures, the subsidiaries and joint ventures are not yet generating a net profit and accordingly, we are therefore expected to remain subject to many of the risks common to early-stage enterprises for the foreseeable future, including challenges related to laws, regulations, licensing, integrating and retaining qualified employees; making effective use of limited resources; achieving market acceptance of existing and future solutions; competing against companies with greater financial and technical resources; acquiring and retaining customers; and developing new solutions. There is no assurance that we will be successful in achieving a return on stockholders’ investment and the likelihood of success must be considered in light of the early stage of operations.

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

Before we can obtain regulatory approval for the commercial sale of any of our products, we will be required to complete extensive trial testing to demonstrate safety and efficacy. Depending on the exact nature of trial testing, such trials can be expensive and are difficult to design and implement. The testing process is also time consuming and can often be subject to unexpected delays.

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

If we cannot successfully develop, manufacture and distribute its products, or if we experience difficulties in the development process, such as capacity constraints, quality control problems or other disruptions, the Company may not be able to develop market-ready commercial products at acceptable costs, which would adversely affect our ability to effectively enter the market. A failure by the Company to achieve a low-cost structure through economies of scale or improvements in cultivation and manufacturing processes would have a material adverse effect on our commercialization plans and our business, prospects, results of operations and financial condition.

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

We believe that establishing and maintaining the brand identities of products is a critical aspect of attracting and expanding a large customer base. Promotion and enhancement of brands will depend largely on success in continuing to provide high quality products. If customers and end users do not perceive our products to be of high quality, or if we introduce new products or enter into new business ventures that are not favorably received by customers and end users, we will risk diluting brand identities and decreasing their attractiveness to existing and potential customers. Moreover, in order to attract and retain customers and to promote and maintain brand equity in response to competitive pressures, we may have to increase substantially financial commitment to creating and maintaining a distinct brand loyalty among customers. If we incur significant expenses in an attempt to promote and maintain brands, the business, results of operations and financial condition could be adversely affected.

The results of future clinical research may negatively impact our business.

Research in Canada, the U.S. and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as CBD and THC) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although the Company believes that the articles, reports and studies support its beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Given these risks, uncertainties and assumptions, prospective purchasers of our common stock should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated in this annual report or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis, which could have a material adverse effect on the demand for our products with the potential to lead to a material adverse effect on our business, financial condition, results of operations or prospects.

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

Our future business involves the growing of cannabis, an agricultural product. Such business will be subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. Although we expect that any such growing will be completed indoors under climate controlled conditions, there can be no assurance that natural elements will not have a material adverse effect on any such future production.

Our business is vulnerable to rising energy costs.

Adult-use and medical cannabis growing operations consume considerable energy, making us potentially vulnerable to rising energy costs. Rising or volatile energy costs may adversely impact the business, results of operations, financial condition or prospects of the Company.

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

As a distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances.

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

We may issue debt.

From time to time, the Company may enter into transactions to acquire assets or the shares of other organizations or enter into joint ventures. These transactions may be financed in whole or in part with debt, which may increase our debt levels above industry standards for companies of similar size. Depending on future exploration and development plans, the Company may require additional equity and/or debt financing that may not be available or, if available, may not be available on favorable terms to us. Neither our articles nor our by-laws limit the amount of indebtedness that the Company may incur. As a result, the level of our indebtedness from time to time, could impair its ability to obtain additional financing on a timely basis to take advantage of business opportunities that may arise.

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

Lease Arrangements

We lease several facilities for office, warehouse, and retail space as follows:

●

A lease that commenced in February 2019 for 1,400 square feet of office space located at 1718 Industrial Road, Las Vegas, NV 89102, for a term of eighteen months, and for rent of $1,785 per month. In June 2020, this lease was extended to August 31, 2022, with the monthly rent increasing to $1,866.70 until September 2021, after which time it will be subject to annual increases of 3%. The lease was extended again on April 1, 2022, effective September 1, 2022 until August 31, 2024. The monthly rent will increase on September 1, 2022 to $2,084.14 with annual increases of 3%.

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

●

A lease that commenced on May 17, 2022 for approximately 20 acres of land for purposes of developing a cultivation facility along the Quinn River in Nevada at a cost of $3,500 per quarter beginning on or before May 31, 2022 (the “Quinn River Land Lease”). The Quinn River Land Lease has a term of 9 years, with two-year renewal options.  The lessee under this Lease is CLS Nevada, Inc.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We were initially incorporated on March 31, 2011 as Adelt Design, Inc. Effective August 21, 2013; our common stock became eligible for quotation on the OTC Bulletin Board under the symbol ADSN. On November 12, 2014, CLS Labs acquired 6,250,000 shares, or 55.6%, of our outstanding common stock from our founder, Larry Adelt. As a condition to CLS Labs’ purchase of these shares, and pursuant to five stock purchase agreements each dated November 12, 2014, five people or entities unaffiliated with the Company purchased an aggregate of 4,984,376 shares of common stock in the Company from twenty-four stockholders other than Mr. Adelt. The total number of shares acquired by these five purchasers represented 44.3% of our outstanding shares of common stock. On November 20, 2014, we adopted amended and restated articles of incorporation therein changing the Company’s name to CLS Holdings USA, Inc. Effective December 10, 2014 we changed our stock symbol to “CLSH” to reflect the name change of the Company. Our common stock is currently eligible for quotation on the OTC Markets’ OTCQB under the symbol “CLSH”. Commencing in January 2019, we also listed our common stock on the CSE under the symbol “CLSH”. We have no outstanding shares of preferred stock.

The following table sets forth the range of high and low sales prices on the OTCQB for the applicable periods on a post-Reverse-Split basis.

	Common Stock
Fiscal Year Ended May 31, 2022:	High ($)	Low ($)

Fourth Quarter	$0.10	$0.0618
Third Quarter	0.14	0.069
Second Quarter	$0.1599	$0.109
First Quarter	$0.231	$0.1278

Fiscal Year Ended May 31, 2021:
Fourth Quarter	$0.2800	$0.1600
Third Quarter	$0.3896	$0.1019
Second Quarter	$0.1300	$0.0551
First Quarter	$0.0899	$0.0400

At August 19, 2022, we had 128,208,082 outstanding shares of common stock and approximately 55 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees. We have no outstanding shares of preferred stock.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliates

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes as of May 31, 2022, the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans:

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

(1)

Pursuant to their respective employment agreements, Jeffrey Binder and Andrew Glashow are entitled to receive annual stock options, exercisable at the fair market value of our common stock on the date of grant, in an amount equal to 2% of our annual EBITDA up to $42.5 million and 4% of our annual EBITDA in excess of $42.5 million. We are currently unable to determine the number of shares that could be granted under these plans. Mr. Binder resigned effective August 16, 2022.

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

We intend to monetize our extraction and conversion method and generate revenues through (i) the licensing of our patented proprietary methods and processes to others, (ii) the processing of cannabis for others, and (iii) the purchase of cannabis (or cultivation through our joint venture) and the processing and sale of cannabis-related products. We plan to accomplish this through the acquisition of companies, the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can establish a position as one of the premier cannabinoid extraction and processing companies in the industry. Assuming we do so, we then intend to explore the creation of our own brand of concentrates for consumer use, which we would sell wholesale to cannabis dispensaries. We believe that we can create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling. We also plan to offer consulting services through Cannabis Life Sciences Consulting, LLC, which will generate revenue by providing consulting services to cannabis-related businesses, including growers, dispensaries and laboratories, and driving business to our processing facilities. Finally, we intend to grow through select acquisitions in secondary and tertiary markets, targeting newly regulated states that we believe offer a competitive advantage. Our goal at this time is to become a successful regional cannabis company.

On December 4, 2017, we entered into the Acquisition Agreement with Alternative Solutions to acquire the outstanding equity interests in the Oasis LLCs. Pursuant to the Acquisition Agreement, as amended, we paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 on February 5, 2018, for an initial 10% of Alternative Solutions and each of the subsidiaries. At the closing of our purchase of the remaining 90% of the ownership interests in Alternative Solutions and the Oasis LLCs, which occurred on June 27, 2018, we paid the following consideration: $5,995,543 in cash, a $4.0 million promissory note due in December 2019, and $6,000,000 in shares of our common stock. The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because we assumed an additional $204,457 of liabilities. The Oasis Note, which was repaid in full in December 2019, was secured by all of the membership interests in Alternative Solutions and the Oasis LLCs and by the assets of the Oasis LLCs. At that time, we applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received on June 21, 2018. Just prior to closing, the parties agreed that we would instead acquire all of the membership interests in Alternative Solutions, the parent of the Oasis LLCs, from its members, and the membership interests in the Oasis LLCs owned by members other than Alternative Solutions. We received final regulatory approval to own our interest in the Oasis LLCs through Alternative Solutions under the final structure of the transaction on April 26, 2022.

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of us and effective June 11, 2021 (the “IGH Settlement Note”). Pursuant to the IGH Settlement Note, IGH shall pay us $3,000,000, $1,000,000 of which was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments, which began on August 12, 2021. During the year ended May 31, 2022, we received $2,740,820 under the IGH Settlement Note, which included $2,666,670 in principal and $74,150 in accrued interest. As of May 31, 2022, $333,333 was due under the IGH Settlement Note. We record amounts paid under the IGH Settlement Note as gains when payments are received. The final payment under the IGH Settlement Note was recorded in July 2022.

On October 20, 2021, we entered into a management services agreement (the “Quinn River Joint Venture Agreement”) through our 50% owned subsidiary, Kealii Okamalu, LLC (“Kealii Okamalu”), with CSI Health MCD LLC (“CSI”) and a commission established by the authority of the Tribal Council of the Fort McDermitt Paiute and Shoshone Tribe (the “Tribe”). The purpose of the Quinn River Joint Venture Agreement is to establish a business (the “Quinn River Joint Venture”) to grow, cultivate, process and sell cannabis and related products. The Quinn River Joint Venture Agreement has a term of 10 years plus a 10 year renewal term from the date the first cannabis crop produced is harvested and sold. Pursuant to the Quinn River Joint Venture Agreement, Kealii Okamalu is expected to lease approximately 20-30 acres of the Tribe’s land located along the Quinn River at a cost of $3,500 per quarter and manage the design, finance and construction of a cannabis cultivation facility on such tribal lands (the “Cultivation Facility”). Kealii Okamalu will also manage the ongoing operations of the Cultivation Facility and related business, including, but not limited to, cultivation of cannabis crops, personnel staffing, product packaging, testing, marketing and sales. Packaged products will be branded as “Quinn River Farms.” We will provide 10,000 square feet of warehouse space at our Las Vegas facility, and will have preferred vendor status including the right to purchase cannabis flower and the business’s cannabis trim at favorable prices. Kealii Okamalu will contribute $6 million towards the construction of the Cultivation Facility and the working capital for the Quinn River Joint Venture. This amount will be repaid from a portion of the net income of the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. Kealii Okamalu will receive one-third of the net profits of the Quinn River Joint Venture.

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

We incurred a net loss of $3,135,962 attributable to CLS Holdings, Inc. for the year ended May 31, 2022, resulting in an accumulated deficit as of May 31, 2022 of $95,872,600. These conditions raise substantial doubt about our ability to continue as a going concern.

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

COVID-19 cases increased at a significant rate in November and December 2021 with the arrival of the Omicron variant, but then sharply dropped off as we started 2022. As a result, our curbside and delivery programs have now returned to approximately 20% of total dispensary revenue. The number of transactions at our dispensary have increased recently, although the amount of each transaction has decreased primarily as a result of the cessation of special federal unemployment benefits and the impact of the decline in the overall economy.

In recent months the labor market has been very tight for us.  Although we have been able to employ sufficient staff to maintain operations at a normal level, wage increases have averaged about 15% annually in order for us to do so.

The global pandemic of COVID-19 continues to evolve and the ways that our business may evolve to respond to the pandemic and the needs of our customers cannot be fully known.

Results of Operations for the Years Ended May 31, 2022 and May 31, 2021

The table below sets forth our select expenses as a percentage of revenue for the applicable periods:

	Year Ended	Year Ended
	May 31, 2022	May 31, 2021
Revenue	100%	100%
Cost of Goods Sold	49%	50%
Gross Margin	51%	50%
Selling, General, and Administrative Expenses	55%	56%
Impairment of Note Receivable	-%	13%
Loss on Extinguishment of Debt	-%	32%
Gain on Settlement of Notes Receivable	12%	-%
Provision for Income Tax	9%	13%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Year Ended	Year Ended
	May 31, 2022	May 31, 2021
Number of Customers Served (Dispensary)	278,209	255,756
Revenue	$22,662,895	$19,292,087
Gross Profit	$11,539,038	$9,647,326
Impairment of Note Receivable	$-	$2,498,706
Loss on Amendment of Debt	$-	$6,105,679
Gain on Note Receivable	$2,740,820	$-
Net Loss	$(2,440,390)	$(15,890,514)
EBITDA (1)	$2,601,777	$(9,507,822)

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

Reconciliation of net loss for the years ended May 31, 2022 and 2021 to EBITDA:

	Year Ended May 31, 2022	Year Ended May 31, 2021
Net Loss	$(2,343,179)	$(15,890,514)
Add:
Interest expense, net	$2,149,729	$3,657,105
Provision for income taxes	$2,041,487	$2,490,295
Depreciation and amortization	$753,740	$685,292
EBITDA	$2,601,777	$(9,057,822)

Revenues

We had revenue of $22,662,895 during the year ended May 31, 2022, an increase of $3,370,808, or 17%, compared to revenue of $19,292,087 during the year ended May 31, 2021. Our cannabis dispensary accounted for $14,869,852, or 66%, of our revenue for the year ended May 31, 2022, an increase of $274,737, or 2%, compared to $14,595,115 during the year ended May 31, 2021. Dispensary revenue increased during the fiscal year 2022 because our average sales per day increased from $39,987 during the fiscal year 2021 to $40,739 during the of fiscal year 2022. Our cannabis production accounted for $7,793,043, or 34%, of our revenue for the year ended May 31, 2022, an increase of $3,096,071 or 66%, compared to $4,696,972 for the year ended May 31, 2021. The increase in production revenues for the fiscal year 2022 was primarily due to an increase in our THC distillate sales of almost $1,000,000, as well as sales to 10 new dispensaries and significant increases in existing customer order size and frequency. These improvements occurred as a result of our addition of a new sales director, an improvement in our product mix, the introduction of new products, and the procurement of higher quality materials. The increase was also due to greater revenue from third parties for whom we manufactured and processed their products.

Cost of Goods Sold

Our cost of goods sold for the year ended May 31, 2022 was $11,123,857, an increase of $1,479,096, or 15%, compared to cost of goods sold of $9,644,761 for the year ended May 31, 2021. The increase in cost of goods sold for the year ended May 31, 2022 was due primarily to an increase in revenue. Cost of goods sold was 49% of sales during the year ended May 31, 2022 resulting in a gross margin of 51%; cost of goods sold was 50% for the year ended May 31, 2021 resulting in a gross margin of 50%. Costs of goods sold as a percentage of revenue declined due to our utilization of low-cost high volume purchasing and a shift in product mix at City Trees to increased THC distillate sales, which are no cost sales. Gross margin exceeded our target of 50% for the 2022 fiscal year. Cost of goods sold during the 2022 fiscal year primarily consisted of $9,878,545 of product cost, $739,578 of state and local fees and taxes, and $441,099 of supplies and materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $1,615,949, or approximately 15%, to $12,416,893 during the year ended May 31, 2022, compared to $10,800,944 for the year ended May 31, 2021. The increase in SG&A expenses for the year ended May 31, 2022 was primarily due to increases in costs associated with operating the Oasis LLCs and offering expenses associated with our private offering of 15% debentures (the “2021 Debentures”) and warrants (the “November 2021 Debenture Offering”).

SG&A expense during the year ended May 31, 2022 was primarily attributable to an aggregate of $9,808,184 in costs associated with operating the Oasis LLCs, an increase of $1,558,595 compared to $8,249,589 during fiscal 2021. The major components of the $1,558,595 increase in SG&A associated with the operation of the Oasis LLCs during the year ended May 31, 2022 compared to the year ended May 31, 2021 were as follows: payroll and related costs of $4,294,088 compared to $4,106,544; lease, facilities and office costs of $2,392,146 compared to $1,824,421; and sales, marketing, and advertising costs of $1,452,478 compared to $1,167,028. Payroll costs increased during fiscal 2022 primarily due to increases in salaries of our employees related to the national labor shortage and due to an increase in the number of employees in our manufacturing division as we planned for the rollout of our pre-roll division. Payroll costs also increased due to costs incurred in connection with our response to COVID-19. Lease, facilities and office costs increased due to our efforts to prepare our facilities for the new pre-roll division by purchasing equipment and implementing compliance procedures applicable to this new division. Lease, facilities and office costs also increased during  fiscal  2022 due to costs incurred in connection with our response to COVID-19. Sales and marketing costs increased during fiscal 2022 due to our use of a third-party marketing firm for campaigns to promote brand awareness.

Finally, SG&A increased by $57,559 during the year ended May 31, 2022 as a result of an increase in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $2,608,710, from $2,551,151 during the year ended May 31, 2021. The major components of this increase compared to fiscal 2021 were as follows: expenses related to the November 2021 Debenture Offering were $411,298, and payroll and related costs increased by $147,905. Payroll and related costs increased during fiscal 2022 due to an increase in the number of administrative employees to support our expanding operations. These increases were partially offset by decreases in the following costs: professional fees decreased by $237,072 due to the settlement of the IGH litigation, and sales and marketing expenses decreased by $76,200 due to a decline in website design and development.

Impairment of Note Receivable

During the year ended May 31, 2021, we recorded an impairment of the IGH Note in the amount of $2,498,706; there was no comparable transaction in the current year. This impairment arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. We vehemently disagreed with this assertion. On June 19, 2021 we entered into a settlement agreement with IGH regarding this dispute and IGH executed the $3,000,000 IGH Settlement Note, which was paid in accordance with its terms. IGH made the final payment on the IGH Settlement Note in July 2022.

Interest Expense, Net

Our interest expense, net of interest income, was $2,149,729 for the year ended May 31, 2022, a decrease of $1,507,376, or 41%, compared to $3,657,105 for the year ended May 31, 2021. The decrease in interest expense was primarily due to a $2,152,742 decrease in the amortization of the discounts on debentures to $50,492 during the year ended May 31, 2022, compared to $2,203,234 during the year ended May 31, 2021. Discounts on debentures in the amount of $996,727 were written off in connection with the amendment of U.S. Convertible Debentures 1, 2 and 4 and the Canaccord Debentures during the fourth quarter of fiscal 2021. There was no comparable write-off during fiscal 2022. The decrease in net interest expense for fiscal 2022 was partially offset by an increase in interest expense of $218,376 in connection with  the 2021 Debentures in the principal amount of $2,500,000 (net of original issue discount of $1,875,000), which we issued in the November 2021 Debenture Offering. In addition, original issue discount associated with the 2021 Debentures in the amount of $277,017 was amortized to interest expense during the year ended May 31, 2022; there was no comparable charge during the prior year.

Gain on Modification of Operating Leases

During the years ended May 31, 2021, we revised several of our Nevada operating leases for the use of warehouse and office facilities, which resulted in a gain on modification of leases in the amounts of $14,889. There were no comparable transaction in the current fiscal year.

Loss on Extinguishment of Debt

During the year ended May 31, 2021, certain of our convertible debentures in the aggregate principal amount of $19,729,822 were amended such that the conversion prices were reduced from $0.80 to $0.30 and the maturity dates were extended for one year. We recognized a loss on the amendment of debt in the amount of $6,105,679 in connection with these amendments, which was charged to operations during fiscal 2021. There was no comparable transaction in the current fiscal year.

Loss on Equity Investment

During the year ended May 31, 2022, we had a loss on equity investment in the amount of $112,139 compared to $0 during fiscal 2021. The Company, through its 50% owned subsidiary Kealii Okamalu, LLC, owns a one-third interest in the Quinn River grow facility. The fiscal 2022 loss represents our share of the results of Quinn River. The Quinn River grow facility had no sales during fiscal 2022, as it was in the grow stage of the production cycle. We expect Quinn River to commence the generation of revenue in the first quarter of fiscal 2023.

Gain on Settlement of Note Receivable

During the year ended May 31, 2022, we recorded a gain on the settlement of the IGH Note in the amount of $2,740,820; there was no comparable transaction during the prior fiscal year. This gain on the settlement arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. We vehemently disagreed and litigation ensued. On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and executed the $3,000,000 IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid us $1,000,000 on or before July 21, 2021. The remaining $2,000,000 and accrued interest was being paid in 12 equal monthly installments, and the final installment was paid in July 2022.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $2,041,487 during the year ended May 31, 2022 compared to $2,490,295 during the year ended May 31, 2021. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

Our net loss for the year ended May 31, 2022 was $2,440,390 compared to a net loss of $15,890,514 for the year ended May 31, 2022, an improvement of $13,450,124, or 85%.

Non-Controlling Interest

During the year ended May 31, 2022, the cost of our non-controlling interest in Kealii Okamalu was $97,211. This amount is composed of our portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment. There was no comparable expense during fiscal 2021.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the year ended May 31, 2022 was $2,343,179 compared to a net loss of $15,890,514 for the year ended May 31, 2021, an improvement of $13,547,335, or 85%.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at May 31, 2022 and 2021:

	May 31,	May 31,
	2022	2021
Current Assets	$6,883,557	$3,840,563
Current Liabilities	$28,112,190	$4,984,485
Working Capital (Deficit)	$(21,228,633)	$(1,143,922)

At May 31, 2022, we had a working capital deficit of $21,228,633, an increase of $20,084,711 from the working capital deficit of $1,143,922 we had at May 31, 2021. Our working capital decreased primarily due to the reclassification of the U.S. Convertible Debentures and the Canaccord Debentures in the aggregate amount of $19,118,821 from long term to current liabilities during the year. Our working capital decrease was partially offset due to an increase in inventory of $2,189,550 and an increase of cash in the amount of $886,596, which was the result of the November 2021 Debenture Offering in which we raised $2,500,000.

Our working capital needs are expected to continue to increase, and we will seek additional debt or equity financing and re-financing to meet them. Except for the first quarter of fiscal 2022, we have operated at a loss. Over the next twelve months we will require additional capital to pursue the re-financing of our convertible debt and the implementation of our business plan, including the development of other revenue sources, such as possible acquisitions and the start-up of the Quinn River Joint Venture.

The U.S. Convertible Debentures and the Canaccord Debentures mature in October 2022 and December 2022, respectively. We are actively seeking to re-finance the U.S. Convertible Debentures through one or more of the following means: extending the term of some of them, converting some or all of them to equity, and replacing a portion of them with longer term debt. We have not yet entered into any definitive agreements with respect to the U.S. Convertible Debentures. With respect to the Canaccord Debentures, on August 18, 2022, we announced that we are holding a meeting of debenture holders on September 15, 2022, to seek the affirmative vote of the holders of the Canaccord Debentures to accomplish the following things: (i) to permit the mandatory conversion, in our discretion, of $7,931,490 in principal amount of the Canaccord Debentures plus $132,192 in accrued interest on the Canaccord Debentures into units at the reduced conversion price of  US$0.07125 per unit; (ii) to decrease the conversion price of the remaining Canaccord Debentures (following the mandatory conversion) to $0.10 per unit; (iii) to reduce the mandatory conversion VWAP provision in the Canaccord Debentures from $0.60 to $0.20; (iv) to provide for a reduced conversion price to holders of Canaccord Debentures who elect to covert more than the mandatory conversion amount of Canaccord Debentures on or prior to the date of the meeting of debenture holders; (v) to change the maturity date of the Canaccord Debentures so that half of the remaining Canaccord Debentures mature on December 31, 2023 and the remaining Canaccord Debentures mature on December 31, 2024; (vi) to provide for the payment of interest accruing between July 1, 2022 and December 31, 2024 so that one-third of the total scheduled interest is paid on December 31, 2023 and the balance of the accrued interest is paid on December 31, 2024; and (vii) to grant a security interest in certain of our assets (such as licenses, inventory (including work in process), equipment (excluding equipment subject to purchase money financing) and contract rights (excluding investments in entities other than wholly owned subsidiaries)) to the holders of the Canaccord Debentures and to other holders of debt of ours now or in the future, as we may elect, provided that we are able to secure all regulatory approvals required to make such a grant.

On October 20, 2021, we entered into the Quinn River Joint Venture Agreement through our 50% owned subsidiary, Kealii Okamalu, with CSI and the Tribe. Kealii Okamalu expects to loan approximately $6,000,000 to the Quinn River Joint Venture. We will invest 50% of this amount, or up to $3,000,000, for our equity interest in Kealii Okamalu. We anticipate using all of the proceeds from the November 2021 Debenture Offering toward this loan. We will obtain the balance of the funds required, if any, from our general working capital or from additional debt or equity financings. Our partner in Kealii has not yet made its capital contribution. The $6,000,000 loan will be repaid from the portion of the profits generated by the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. We expect the first harvest under the Quinn River Joint Venture to occur during the first quarter of fiscal 2023.

Although our revenues are expected to grow as we expand our operations, we only achieved net income for the first time during our first quarter of fiscal 2022 and we have experienced net losses since such time. If we are able to re-finance our convertible debt on satisfactory terms, we believe we will have funds sufficient to sustain our operations at their current level, or if we require additional cash, we expect to obtain the necessary funds as described above; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through additional debt and/or equity investments and acquisitions in our industry, successfully execute our business strategy, including our planned joint ventures, and successfully navigate the COVID-19 business environment in which we currently operate as well as any changes that may arise in the cannabis regulatory environment. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Cash flows used in operating activities were $3,157,670 during the year ended May 31, 2022, an increase of $622,511, or approximately 25%, compared to $2,535,159 during the year ended May 31, 2021. In deriving cash flows used in operating activities from the net losses for fiscal year 2022 and fiscal year 2021, certain non-cash items were (deducted from) or added back to the net loss) for each such period. These amounts were ($1,458,805) and $11,561,585 for the years ended May 31, 2022 and 2021, respectively. For fiscal year 2022, the most significant item deducted from net income was $2,740,820 related to the gain on settlement of the IGH Note. During fiscal year 2021, we recognized an impairment on this note in the amount of $2,498,706. For fiscal 2022, the most significant item added back to net income was the amortization of discounts on the convertible debentures in the amount of $327,509, compared to $2,203,234 during fiscal  2021. For fiscal 2021, the most significant item added back was the loss related to the amendments to the conversion prices of our convertible debentures in the amount of  $6,105,679. We also added back to the respective net losses for fiscal 2022  and fiscal 2021, $753,740 and $685,292, respectively, of depreciation and amortization expense.

Finally, our cash used in operating activities was affected by changes in the components of working capital. The amounts of the components of working capital fluctuate for a variety of reasons, including management’s expectation of required inventory levels; the amount of accrued interest, both receivable and payable; the amount of prepaid expenses; the amount of accrued compensation and other accrued liabilities; our accounts payable and accounts receivable balances; and the capitalization of right of use assets and liabilities associated with operating leases. The overall net change in the components of working capital resulted in a decrease in cash from operating activities in the amount of $1,534,308 during the year ended May 31, 2022, compared to a decrease in cash from operating activities of $622,511 during fiscal 2021. The more significant changes for fiscal 2022 were as follows: inventory increased by $2,189,550, compared to an increase of $652,810 during the prior fiscal year because of increased inventory levels necessary to support increased sales; accounts payable and accrued expenses increased by $709,273 during fiscal 2022 compared to $435,742 during the prior fiscal year due to increased payments of trade payables and an increase in city and state sales and excise taxes due; tax liability increased by $2,041,487 during fiscal 2022, compared to $2,490,295 during the prior year as we accrued potential taxes in connection with Section 280E of the tax code; and operating lease liability decreased by $292,424 during fiscal 2022 compared to $379,358 during the prior fiscal year as certain leases were renegotiated resulting in lower monthly amortization.

Cash flows provided by investing activities were $992,255 for the year ended May 31, 2022, a decrease of $28,599, or 22%, compared to cash flow provided by investing activities of $1,274,854 during the year ended May 31, 2021. This decrease was primarily due to payments to acquire property, plant and equipment of $1,104,809, payment of the deposit for the construction of the Quinn River Grow Facility of $62,045, and payment for the investment in the Quinn River Joint Venture of $581,714, all of which occurred in fiscal 2022. The decrease was partially offset by our receipt of principal payments on the IGH Settlement Note in the amount of $2,740,820 during the year ended May 31, 2022, compared to our receipt of $1,544,291 during the year ended May 31, 2021.

Cash flows provided by financing activities were $3,052,011 for the year ended May 31, 2022, an increase of $3,052,011, or 100%, compared to cash flow used in financing activities of $0 during the year ended May 31, 2021. This increase was primarily due to our sale of the 2021 Debentures, which resulted in proceeds in the amount of $2,500,000, and proceeds from the Short Term Financing Agreement in the aggregate amount of $2,322,875. This increase was partially offset by principal payments we made to repay debentures of $1,393,966, and payments on the Short Term Financing Agreement in the aggregate amount of $365,991. There were no comparable transactions during  fiscal  2021.

Third Party Debt

The table below summarizes the status of our third party debt, excluding our short term receivables-based debt facility and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our common stock:

Name of Note	Original Principal Amount	Outstanding or Repaid	Payment Details

Oasis Note	$4,000,000	Repaid	Repaid

2018 U.S. Convertible Debentures	$365,991	Outstanding	Repaid

Amended and Restated 2018 U.S. Convertible Debentures	$6,229,672	Outstanding	Due October 22-25, 2022. Amount due includes capitalized interest of $697,672.

2018 Convertible Debentures	$13,219,150	Outstanding	Due December 2022. Amount includes capitalized interest of $1,514,006 less conversion of principal in the amount of $306,856.

2021 Debentures*	$2,500,000	Outstanding	Due July 10, 2024.

* The terms of the 2021 Debentures provide for additional payments in the aggregate amount of not less than $375,000 per year for five years after the maturity of the 2021 Debentures.

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

On March 31, 2021, we amended the Canaccord Debentures. This Debenture Amendment (as hereafter defined) was a dilutive issuance. As a result, the conversion price of the convertible debentures was automatically reduced from $0.80 per unit to $0.30 per unit and the form of warrant attached to the subscription agreement will be amended to reduce the exercise price from $1.10 per share of common stock to 137.5% of the debenture conversion price (presently $0.4125 per share of common stock).

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

We are actively working to reach agreement on terms to re-finance the U.S. Convertible Debentures, but have not yet entered into any definitive agreements with the holders thereof to do so.

On October 25, 2021, we repaid three of the debentures at maturity, which comprised $365,991 of principal and $2,065 of interest.

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

On August 18, 2022, we announced that we are holding a meeting of debenture holders on September 15, 2022, to seek the affirmative vote of the holders of the Canaccord Debentures to accomplish the following things: (i) to permit the mandatory conversion, in our discretion, of $7,931,490 in principal amount of the Canaccord Debentures plus $132,192 in accrued interest on the Canaccord Debentures into units at the reduced conversion price of US$0.07125 per unit; (ii) to decrease the conversion price of the remaining Canaccord Debentures (following the mandatory conversion) to $0.10 per unit; (iii) to reduce the mandatory conversion VWAP provision in the Canaccord Debentures from $0.60 to $0.20; (iv) to provide for a reduced conversion price to holders of Canaccord Debentures who elect to covert more than the mandatory conversion amount of Canaccord Debentures on or prior to the date of the meeting of debenture holders; (v) to change the maturity date of the Canaccord Debentures so that half of the remaining Canaccord Debentures mature on December 31, 2023 and the remaining Canaccord Debentures mature on December 31, 2024; (vi) to provide for the payment of interest accruing between July 1, 2022 and December 31, 2024 so that one-third of the total scheduled interest is paid on December 31, 2023 and the balance of the accrued interest is paid on December 31, 2024; and (vii) to grant a security interest in certain of our assets (such as licenses, inventory (including work in process), equipment (excluding equipment subject to purchase money financing) and contract rights (excluding investments in entities other than wholly owned subsidiaries)) to the holders of the Canaccord Debentures and to other holders of debt of ours now or in the future, as we may elect, provided that we are able to secure all regulatory approvals required to make such a grant.

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

November 2021 Debenture Offering

During November 2021, we commenced an offering of a maximum of $5,500,000 of 2021 Debentures and warrants to purchase shares of our common stock at an exercise price of $0.4125 per share in an aggregate amount equal to one-half of the aggregate purchase price for the 2021 Debentures The proceeds of the November 2021 Debenture Offering were used to fund our investment in the Quinn River Joint Venture.

On March 9, 2022, we conducted the final closing of the November 2021 Debenture Offering. Between December 1, 2021 and January 4, 2022, we completed multiple closings of the November 2021 Debenture Offering in which we sold an aggregate of $2,500,000 of 2021 Debentures and issued an aggregate of 3,030,304 Debenture Warrants to the investors. The 2021 Debentures bear interest at the rate of 15% per annum calculated on the basis of a 360 day year and mature on July 10, 2024. Commencing 36 months after issuance of the 2021 Debentures and for a period of 5 years thereafter, all note holders shall receive, on an annual basis, cash payments equal to the greater of (i) 15% of the principal amount of the notes they purchased, or (ii) such purchaser’s pro rata portion of 5% of the distributions we receive for the prior fiscal year pursuant to the terms of the Quinn River Joint Venture Agreement. The Debenture Warrants have a term of 3 years and are exercisable, in whole or in part, at any time, or from time to time, after the date of issuance for $0.4125 per share of our common stock.

Accounts Receivable Financing Agreement

We maintain an accounts receivable financing agreement (the “Short Term Financing Agreement”) with LeafLink Financial whereby we can sell certain of our accounts receivable for a discount of 3%.  Loans under the facility cannot exceed an aggregate of $1,500,000 and are payable within 30 days.

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

Each Unit consisted of one Unit Share and one warrant to purchase one share of common stock. Each warrant was to be exercisable at a price of CD$0.65 for three years after our common stock was listed on a recognized Canadian stock exchange, subject to adjustment in certain events. The warrants expired on January 7, 2022. Because we did not receive a receipt from the applicable Canadian securities authorities for the qualifying prospectus by August 20, 2018, each Special Warrant entitled the holder to receive 1.1 Units (instead of one (1) Unit); provided, however, that any fractional entitlement to penalty units was rounded down to the nearest whole penalty unit.

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

The Navy Capital Investors

Effective July 31, 2018, we entered into a subscription agreement with Navy Capital Green International, Ltd., a British Virgin Islands limited company (“Navy Capital”), pursuant to which we agreed to sell to Navy Capital, for a purchase price of $3,000,000, 7,500,000 units ($0.40 per unit), representing (i) 7,500,000 shares of our common stock, and (ii) three-year warrants to purchase an aggregate of 7,500,000 shares of our common stock (the “Navy Warrant Shares”) at an exercise price of $0.60 per share of common stock (the “Navy Capital Offering”). We valued the warrants using the Black-Scholes valuation model, and allocated gross proceeds in the amount of $1,913,992 to the common stock and $1,086,008 to the warrants. The closing occurred on August 6, 2018. In the subscription agreement, we also agreed to file, on or before November 1, 2018, a registration statement with the SEC registering the shares of common stock and Navy Warrant Shares issued to Navy Capital. If we failed to file the registration statement on or before that date, we were required to issue to Navy Capital an additional number of units equal to ten percent (10%) of the units originally subscribed for by Navy Capital (which would include additional warrants at the original exercise price). On August 29, 2019, we filed a registration statement with the SEC which included the shares of common stock and Navy Warrant Shares issued to Navy Capital. The warrant was exercisable from time to time, in whole or in part for three years. The warrant had anti-dilution provisions that provided for an adjustment to the exercise price in the event of a future issuance or sale of common stock at a lower price, subject to certain exceptions as set forth in the warrant. The warrant also provided that it is callable at any time after the bid price of our common stock exceeds 120% of the exercise price of the warrant for a period of 20 consecutive business days. This warrant expired on July 31, 2021.

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

We received final regulatory approval to own the membership interests in the Oasis LLCs on December 12, 2018. We received final regulatory approval to own our interest in the Oasis LLCs through Alternative Solutions under the revised structure of the transaction on April 26, 2022.

Consulting Agreements

We periodically use the services of outside investor relations consultants. During the year ended May 31, 2016, pursuant to a consulting agreement, we agreed to issue 10,000 shares of common stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of May 31, 2022, we included 20,000 shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets. The shares were valued based on the closing market price on the grant date.

On December 29, 2015, pursuant to a consulting agreement, we agreed to issue 25,000 shares of common stock per month, valued at $21,250, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of May 31, 2022, we had 50,000 shares of common stock, valued at $42,500 included in stock payable on the accompanying balance sheet. The shares were valued based on the closing market price on the grant date.

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

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. With the exception of the first quarter of fiscal 2022, we have incurred losses from operations since inception, and have an accumulated deficit of $95,079,817 as of May 31, 2022, compared to $92,736,638, as of May 31, 2021. We had a working capital deficit of $21,228,633 as of May 31, 2022, compared to a working capital deficit of $1,143,922 at May 31, 2021. The report of our independent auditors for the year ended May 31, 2022 contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs, and to borrow capital and to sell equity to re-finance our debt and support our plans to acquire operating businesses, execute on joint ventures, open processing facilities and finance ongoing operations. There can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CLS Holdings USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CLS Holdings USA, Inc. (the Company) as of May 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses from operations in current and prior periods and has accumulated deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes

As discussed in Note 23 to the financial statements, the Company recognizes income taxes in accordance with Section 280E of the Internal Revenue Code.

Auditing management’s evaluation of income taxes involves significant judgement related to allowable deductions of the Company.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s estimates of allowable deductions and taxable income in accordance with Section 280E.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2011.

Houston, TX

August 25, 2022

CLS Holdings USA, Inc.

Consolidated Balance Sheets

	May 31,	May 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$2,551,859	$1,665,263
Accounts Receivable	618,227	684,935
Inventory	3,417,602	1,228,052
Prepaid expenses and other current assets	295,869	262,313
Total current assets	6,883,557	3,840,563

Property, plant and equipment, net of accumulated depreciation of $2,073,449 and $1,434,614	4,342,434	3,475,668
Right of use assets, operating leases	2,154,517	2,250,009
Intangible assets, net of accumulated amortization of $473,308 and $358,403	1,190,285	1,305,190
Goodwill	557,896	557,896
Investments	469,575	-
Other assets	229,500	167,455

Total assets	$15,827,764	$11,596,781

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,317,898	$1,608,625
Accrued interest, current	419,206	267,945
Loan payable	1,013,073	-
Lease liability – financing lease, current	71,813	-
Lease liability - operating leases, current	309,597	287,125
Taxes Payable	4,531,782	2,490,295
Convertible notes payable - current, net of discount of $0 and $35,496	19,448,821	330,495

Total current liabilities	28,112,190	4,984,485

Noncurrent liabilities
Lease liability - operating leases, non-current	1,893,810	1,979,294
Lease liability – financing lease, non-current	277,180
Notes payable, net of discount of $1,681,434 and $0	2,693,566	-
Convertible notes payable - long term, net of discount of $0 and $0	-	19,729,822

Total Liabilities	32,976,746	26,693,601

Commitments and contingencies	-	-

Stockholder's deficit
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized at May 31, 2022 and 2021; 128,208,082 and 127,221,416 shares issued and outstanding at May 31, 2022 and 2021	12,822	12,723
Additional paid-in capital	77,945,132	77,561,393
Common stock subscribed	70,092	65,702
Accumulated deficit	(95,079,817)	(92,736,638)
Stockholder's deficit attributable to CLS Holdings, Inc.	(17,051,771)	(15,096,820)
Non-controlling interest	(97,211)	-
Total stockholder's deficit	(17,148,982)	(15,096,820)

Total liabilities and stockholders' deficit	$15,827,764	$11,596,781

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	May 31, 2022	May 31, 2021

Revenue	$22,662,895	$19,292,087
Cost of goods sold	11,123,857	9,644,761
Gross margin	11,539,038	9,647,326

Selling, general and administrative expenses	12,416,893	10,800,944
Impairment of note receivable	-	2,498,706
Total operating expenses	12,416,893	13,299,650

Operating loss	(877,855)	(3,652,324)

Other (income) expense:
Interest expense, net	2,149,729	3,657,105
Gain on modification of operating leases	-	(14,889)
Loss on extinguishment of debt	-	6,105,679
Loss on equity investment	112,139	-
Gain on settlement of note receivable	(2,740,820)	-
Total other (income) expense	(478,952)	9,747,895

Income (Loss) before income taxes	(398,903)	(13,400,219)

Provision for income tax	(2,041,487)	(2,490,295)

Net income (loss)	(2,440,390)	(15,890,514)

Non-controlling interest	97,211	-

Net income (loss) attributable to CLS Holdings, Inc.	$(2,343,179)	$(15,890,514)

Net income (loss) per share - basic	$(0.02)	$(0.13)

Net income (loss) per share - diluted	$(0.02)	$(0.13)

Weighted average shares outstanding - basic	128,128,975	126,664,839

Weighted average shares outstanding - diluted	128,128,975	126,664,839

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Stockholders' Deficit

	Common Stock		Additional Paid In	Stock	Accumulated	Non-controlling
	Amount	Value	Capital	Payable	Deficit	interest	Total

Balance, May 31, 2020	126,521,416	$12,653	$71,196,814	$241,109	$(76,846,124)	$-	$(5,395,548)
Common stock issued to officer from stock payable	550,000	55	230,415	(230,470)	-	-	-
Common stock to be issued to officer	-	-	-	80,813	-	-	80,813
Common stock to be issued to consultant	-	-	-	(25,750)	-	-	(25,750)
Common stock issued to employee	150,000	15	28,485	-	-	-	28,500
Loss on extinguishment of debt	-	-	6,105,679	-	-	-	6,105,679
Net loss for the year ended May 31, 2021	-	-	-	-	(15,890,514)	-	(15,890,514)
Balance, May 31, 2021	127,221,416	$12,723	$77,561,393	$65,702	$(92,736,638)	$-	$(15,096,820)

Common stock issued for conversion of debt	936,666	94	280,906	-	-		281,000
Common stock to be issued to employee	-	-	-	8,780	-	-	8,780
Common stock issued to employee	50,000	5	4,385	(4,390)	-	-	-
Fair value of warrants issued with debenture offering	-	-	98,448	-	-	-	98,448
Net loss for the year ended May 31, 2022	-	-	-	-	(2,343,179)	(97,211)	(2,440,390)
Balance, May 31, 2022	128,208,082	$12,822	$77,945,132	$70,092	$(95,079,817)	$(97,211)	$(17,148,982)

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Cash Flows

	For the	For the
	Years Ended	Years Ended
	May 31, 2022	May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,440,390)	$(15,890,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	-	6,105,679
Fair value of cancellation of shares issued to consultants	-	(25,750)
Gain on modification of leases	-	(14,889)
Loss on equity investment	112,139	-
Amortization of debt discounts	327,509	2,203,234
Fair value of shares vested by officers	8,780	109,313
Gain on settlement of note receivable	(2,740,820)	-
Impairment of note receivable	-	2,498,706
Depreciation and amortization expense	753,740	685,292
Bad debt expense	79,847	15,798
Changes in assets and liabilities:
Accounts receivable	64,361	(539,324)
Prepaid expenses and other current assets	(111,056)	(28,221)
Inventory	(2,189,550)	(652,810)
Interest receivable	-	2,500
Right of use asset	324,904	341,035
Accounts payable and accrued expenses	709,273	435,742
Accrued interest	235,425	258,113
Contingent liability	-	(150,000)
Deferred tax liability	2,041,487	2,490,295
Financing lease liability	(40,895)	-
Operating lease liability	(292,424)	(379,358)
Net cash used in operating activities	(3,157,670)	(2,535,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(1,104,806)	(269,437)
Cash paid for construction deposit on grow facility	(62,045)	-
Investment in Quinn River	(581,714)	-
Proceeds from collection of note receivable	2,740,820	1,544,291
Net cash provided by (used in) investing activities	992,255	1,274,854

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	2,322,875	-
Repayments of loan payable	(1,393,966)	-
Principal payments of finance leases	(10,907)
Proceeds from debenture offering	2,500,000	-
Principal payments on notes payable	(365,991)	-
Net cash provided by financing activities	3,052,011	-

Net increase in cash and cash equivalents	886,596	(1,260,305)

Cash and cash equivalents at beginning of period	1,665,263	2,925,568

Cash and cash equivalents at end of period	$2,551,859	$1,665,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,656,774	$943,817
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capitalized interest on convertible debentures	$-	$212,601
Shares issued for conversion of notes payable	$281,000	$-
Shares issued for services issued from stock payable	$-	$230,470
Initial ROU asset and lease liability - operating	$229,412	$-
Initial ROU asset and lease liability- financing	$400,795	$-
Original issue discount on notes payable	$1,875,000	$-
Discount on notes payable due to warrants	$98,448	$-
Initial lease right of use asset and lease liability from lease modification	$-	$1,172,726

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

Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 paid in February 2018, for an initial 10% of each of the Oasis LLCs. At that time, the Company applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received. On June 27, 2018, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $5,995,543, a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 22,058,823 shares of its common stock (the “Purchase Price Shares”) (collectively, the “Closing Consideration”). The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because the Company assumed an additional $204,457 of liabilities. The Company used the proceeds of a Canadian private securities offering to fund the cash portion of the Closing Consideration. The Company then applied for regulatory approval to own the additional 90% in membership interests in the Oasis LLCs, which it received on December 12, 2018. The Company received final regulatory approval to own its interest in the Oasis LLCs through Alternative Solutions under the revised structure of the transaction on April 26, 2022.

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of the Company effective on June 11, 2021 (the “IGH Settlement Note”). Pursuant to the IGH Settlement Note, IGH shall pay the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the year ended May 31, 2022, the Company received $2,740,820 under the IGH Settlement Note, which includes $2,666,670 in principal and $74,150 in accrued interest. As of May 31, 2022, the amount due under the IGH Settlement Note was $166,667. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

On October 20, 2021, the Company entered into a management services agreement (the “Quinn River Joint Venture Agreement”) through its 50% owned subsidiary, Kealii Okamalu, LLC (“Kealii Okamalu”), with CSI Health MCD LLC (“CSI”) and a commission established by the authority of the Tribal Council of the Fort McDermitt Paiute and Shoshone Tribe (the “Tribe”). The purpose of the Quinn River Joint Venture Agreement is to establish a business (the “Quinn River Joint Venture”) to grow, cultivate, process and sell cannabis and related products. The Quinn River Joint Venture Agreement has a term of 10 years plus a 10 year renewal term from the date the first cannabis crop produced is harvested and sold. Pursuant to the Quinn River Joint Venture Agreement, Kealii Okamalu expects to lease approximately 20-30 acres of the Tribe’s land located along the Quinn River at a cost of $3,500 per quarter and manage the design, finance and construction of a cannabis cultivation facility on such tribal lands (the “Cultivation Facility”). Kealii Okamalu will also manage the ongoing operations of the Cultivation Facility and related business, including, but not limited to, cultivation of cannabis crops, personnel staffing, product packaging, testing, marketing and sales. Packaged products will be branded as “Quinn River Farms.” The Company will provide 10,000 square feet of warehouse space at its Las Vegas facility, and will have preferred vendor status including the right to purchase cannabis flower and the business’s cannabis trim at favorable prices. Kealii Okamalu is expected to contribute $6 million towards the construction of the Cultivation Facility and the working capital for the Quinn River Joint Venture. This amount will be repaid from a portion of the net income of the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. Kealii Okamalu will receive one-third of the net profits of the Quinn River Joint Venture.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $95,079,817 as of May 31, 2022. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company refinancing certain of its debt, generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $2,551,859 and $1,665,263 as of May 31, 2022 and 2021, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had $79,847 and $15,798 of bad debt expense during the year ended May 31, 2022 and 2021, respectively.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At May 31, 2022, the net carrying value of goodwill on the Company’s balance sheet remained at $557,896.

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

Non-Controlling Interests

The Company reports “non-controlling interest in subsidiary” as a component of equity, separate from parent’s equity, on the Consolidated Balance Sheets. In addition, the Company’s Consolidated Statements of Operations includes “net income (loss) attributable to non-controlling interest.” During the year ended May 31, 2022, the Company reported a non-controlling interest in the amount of $97,200 representing 50% of the loss incurred by its partially owned subsidiary Kealii Okamalu.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $1,453,727 and $1,237,326 for the years ended May 31, 2022 and 2021, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $17,361 and $37,122 for the years ended May 31, 2022 and 2021, respectively.

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

Revenue Recognition

Revenue from the sale of cannabis products is recognized by Oasis at the point of sale, at which time payment is received, the product is delivered, and the Company’s performance obligation has been met. Management estimates an allowance for sales returns.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the years ended May 31, 2022 and 2021:

	2022	2021
Cannabis Dispensary	$14,869,852	$14,595,115
Cannabis Production	7,793,043	4,696,972
	$22,662,895	$19,292,087

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At May 31, 2022 and 2021, the Company had the following potentially dilutive instruments outstanding: At May 31, 2022, a total of 75,306,426 shares (6,451,339 issuable upon the exercise of warrants, 3,041,290 issuable upon the exercise of unit warrants, 65,693,797 issuable upon the conversion of convertible notes payable and accrued interest, and 120,000 in stock to be issued). At May 31, 2021 a total of 129,623,809 shares (53,997,645 issuable upon the exercise of warrants, 7,676,974 issuable upon the exercise of unit warrants, 67,106,559 issuable upon the conversion of convertible notes payable and accrued interest, and 70,000 in stock to be issued).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the years ended May 31, 2022 and 2021. For the year ended May 31, 2022, the Company excluded from the calculation of fully diluted earnings per share the following instruments which were anti-dilutive: shares issuable pursuant to the conversion of notes payable and accrued interest, shares issuable pursuant to the exercise of stock options and warrants, and 120,000 shares of common stock issuable.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on January 1, 2020. During the year ended May 31, 2020, the Company recorded an impairment of goodwill in the amount of $25,185,003 pursuant to ASU No. 2017-04. At May 31, 2022, the net amount of goodwill on the Company’s balance sheet remained at $557,896.

In August 2020, the FASB issued ASU 2020-06, Debt, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of AASU 2020-06 did not have an impact on the Company’s financial statements.

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH shall pay the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the year ended May 31, 2022, the Company received $2,740,820 under the IGH Settlement Note, which includes $2,666,670 in principal and $74,150 in accrued interest. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

Quinn River Joint Venture

On October 20, 2021, the Company entered into a management services agreement (the “Quinn River Joint Venture Agreement”) through its 50% owned subsidiary, Kealii Okamalu, with CSI Health MCD LLC (“CSI”) and a commission established by the authority of the Tribal Council of the Fort McDermitt Paiute and Shoshone Tribe (“Tribe”). The purpose of the Quinn River Joint Venture Agreement is to establish a business (the “Quinn River Joint Venture”) to grow, cultivate, process, and sell cannabis and related products. The Quinn River Joint Venture Agreement has an initial term of 10 years plus a 10 year renewal option from the date the first cannabis crop produced is harvested and sold. Pursuant to the Quinn River Joint Venture Agreement, Kealii Okamalu is expected to lease approximately 20-30 acres of the Tribe’s land located along the Quinn River at a cost of $3,500 per quarter and manage the design, finance and construction of a cannabis cultivation facility on such tribal lands (“the Cultivation Facility”). Kealii Okamalu will also manage the ongoing operations of the Cultivation Facility and related business, including, but not limited to, cultivation of cannabis crops, personnel staffing, product packaging, testing, marketing and sales. Packaged products will be branded as “Quinn River Farms.” The Company will provide 10,000 square feet of warehouse space at its Las Vegas facility, and will have preferred vendor status including the right to purchase cannabis flower and the business’s cannabis trim at favorable prices. Kealii Okamalu is expected to contribute $6 million towards the construction of the Cultivation Facility and the working capital for the Quinn River Joint Venture. This amount will be repaid from the portion of the net profits of the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. Kealii Okamalu will receive one-third of the net profits of the Quinn River Joint Venture.

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

During the year ended May 31, 2022, Kealii Okamalu made cash investments in the aggregate amount of $581,714 in the Quinn River Joint Venture. The Company also purchased $949,939 of fixed assets for use by the Quinn River Joint Venture which are on the balance sheet of Kealii Okamalu. During the year ended May 31, 2022, the Quinn River Joint Venture recorded a loss in the amount of $336,416. One-third of this amount, or $112,139, was charged to the financial statements of Kealii Okamalu and recorded as a loss on equity investment in the Company’s financial statements for the year ended May 31, 2022, reducing the Company’s equity investment in the Quinn River Joint Venture from $581,714 to $469,575 at May 31, 2022.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable was $618,227 and $684,935 at May 31, 2022 and 2021, respectively. The Company had bad debt expense of $79,847 and $15,798 during the year ended May 31, 2022 and 2021. No allowance for doubtful accounts was necessary during the years ended May 31, 2022 and 2021.

NOTE 6 – INVENTORY

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	May 31,	May 31,
	2022	2021
Raw materials	$297,563	$344,085
Finished goods	3,120,039	883,967
Total	$3,417,602	$1,228,052

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at May 31, 2022 and 2021:

	May 31,	May 31,
	2022	2021
Deposits	$2,016	2,244
Prepaid expenses	293,853	250,069
Other receivables	-	10,000
Total	$295,869	$262,313

Deposits consist of amounts paid in advance for the acquisition of property and equipment. Prepaid expenses consist primarily of annual license fees charged by the State of Nevada; these fees are paid in advance, and amortized over the one-year term of the licenses.

NOTE 8 – NOTES RECEIVABLE

IGH Note Receivable

On October 31, 2018, in connection with an option to purchase transaction (see note 4), the Company loaned $5,000,000 pursuant to the IGH Note to IGH. On November 6, 2018, IGH converted to a for-profit corporation. The IGH Note bore interest at the rate of 6% per annum. On March 1, 2020 (the “Initial Payment Date”), all accrued interest was added to the outstanding principal due thereunder and such amount was payable in eight equal quarterly installments, commencing on the Initial Payment Date, together with interest accruing after the Initial Payment Date. The IGH Note was to mature and all outstanding principal, accrued interest and any other amounts due thereunder, was due and payable in full on the third anniversary of the IGH Note. The IGH Note was issued in connection with a loan agreement and security agreement between the Company and IGH, and the IGH Option Agreement between the Company and IGH, among others, in both cases dated as of October 31, 2018, and the other IGH Loan Documents, and was secured by the collateral described in the IGH Loan Documents and by such other collateral as may in the future have been granted to the Company to secure the IGH Note. During the years ended May 31, 2021 and 2020, the Company recorded interest income in the amounts of $149,972 and $296,250, respectively, in connection with the IGH Note. During the years ended May 31, 2021 and 2020, the Company capitalized interest in the amount of $0 and $399,453, respectively, on the IGH Note. During the year ended May 31, 2021, the Company received payments on the IGH Note in the total amount of $1,696,765. The Company applied these payments as follows; $1,544,291 as a repayment of principal and $152,473 as a repayment of accrued interest.

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH shall pay the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest is being paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the year ended May 31, 2022, the Company received $2,740,820 under the IGH Settlement Note, which included $2,666,670 in principal and $74,150 in accrued interest. As of May 31, 2022, the amount due under the IGH Settlement Note was $166,667. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at May 31, 2022 and 2021:

	May 31,	May 31,
	2022	2021
Office equipment	$132,859	$120,068
Furniture & fixtures	148,358	145,103
Machinery & equipment	2,447,715	1,823,094
Leasehold improvements	3,686,951	2,822,017
Less: accumulated depreciation	(2,073,449)	(1,434,614)
Property and equipment, net	$4,342,434	$3,475,668

The Company made payments in the amounts of $1,104,806 and $269,437 for property and equipment during the years ended May 31, 2022 and 2021, respectively.

Depreciation expense totaled $638,835 and $569,278 for the years ended May 31, 2022 and 2021, respectively.

NOTE 10 – RIGHT TO USE ASSETS AND LIABILITIES – OPERATING LEASES

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 10.5 years, some of which include options to extend.

The Company’s lease expense for the years ended May 31, 2022 and 2021 was entirely comprised of operating leases and amounted to $515,457 and $495,114, respectively. The Company’s right of use (“ROU”) asset amortization for the years ended May 31, 2022 and 2021 was $324,904 and $341,035, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The Company has recorded total right to use assets of $4,112,876 and liabilities in the amount of $4,069,476 through May 31, 2022, resulting in gains in the amount of $28,511 during the year ended May 31, 2020 and $14,899 during the year ended May 31, 2021. During the year ended May 31, 2020, the Company entered into agreements to amend certain of its operating leases. The lease of the dispensary and administrative offices at 1800 Industrial Road was extended from June 30, 2023 to February 28, 2030, and the lease of the offices at 1718 Industrial Road was extended from August 31, 2020 to August 31, 2022. During the year ended May 31, 2021, the Company entered into an agreement to extend the lease of its cultivation and processing facility at 203 E. Mayflower Avenue through February 28, 2030.

On May 17, 2022, pursuant to the Quinn River Joint Venture Agreement (see note 4), the Company, through CLS Nevada, Inc., entered into an agreement (the “Quinn River Lease”) to use approximately 20 acres of land for purposes of building and operating a facility to grow cannabis. The lease has a term of 9 years, with two-year renewal options. Rent is $3,500 per quarter. The initial amount of the right to use asset and operating lease liability under the Quinn River Lease was $221,469.

Right to use assets – operating leases are summarized below:

May 31, 2022
Amount at inception of leases	$4,112,876
Amount amortized	(1,958,359)
Balance – May 31, 2022	$2,154,517

Operating lease liabilities are summarized below:

Amount at inception of leases	$4,069,476
Amount amortized	(1,866,069)
Balance – May 31, 2022	$2,203,407

Warehouse and offices	$1,979,285
Land	216,151
Office equipment	7,971
Balance – May 31, 2022	$2,203,407

Lease liability	$2,203,407
Less: current portion	(309,597)
Lease liability, non-current	$1,893,810

Maturity analysis under these lease agreements is as follows:

Twelve months ended May 31, 2023	$493,327
Twelve months ended May 31, 2024	502,461
Twelve months ended May 31, 2025	515,988
Twelve months ended May 31, 2026	451,671
Twelve months ended May 31, 2027	227,053
Thereafter	741,756
Total	$2,932,256
Less: Present value discount	(728,849)
Lease liability	$2,203,407

NOTE 11 – INTANGIBLE ASSETS

Intangible assets consisted of the following at May 31, 2022 and 2021:

	May 31, 2022
		Accumulated
	Gross	Amortization	Net
Intellectual Property	$319,600	$(125,177)	$194,423
License & Customer Relations	990,000	(193,875)	796,125
Tradenames - Trademarks	301,000	(117,892)	183,108
Non-compete Agreements	27,000	(27,000)	-
Domain Names	25,993	(9,364)	16,629
Total	$1,663,593	$(473,308)	$1,190,285

	May 31, 2021
		Accumulated
	Gross	Amortization	Net
Intellectual Property	$319,600	$(93,217)	$226,383
License & Customer Relations	990,000	(144,375)	845,625
Tradenames - Trademarks	301,000	(87,792)	213,208
Non-compete Agreements	27,000	(27,000)	-
Domain Names	25,993	(6,019)	19,974
Total	$1,663,593	$(358,403)	$1,305,190

Total amortization expense charged to operations for the years ended May 31, 2022 and 2021 was $114,905 and $116,014, respectively.

Amount to be amortized during the twelve months ended May 31,

2023	$114,896
2024	114,896
2025	114,896
2026	114,896
2027	114,854
Thereafter	615,847
$1,190,285

NOTE 12 – GOODWILL

Goodwill in the amount of $557,896 is carried on the Company’s balance sheet at May 31, 2022 and 2021 in connection with the acquisition of Alternative Solutions on June 27, 2018.

Goodwill Impairment Test

The Company assessed its intangible assets as of May 31, 2022 and 2021 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company determined that the fair value of its intangible assets exceeded the carrying value of goodwill at May 31, 2022 and 2021. As a result, no impairment was recorded. At May 31, 2022 and 2021, the net amount of goodwill on the Company’s balance sheet was $557,896.

NOTE 13 – OTHER ASSETS

Other assets included the following as of May 31, 2022 and May 31, 2021:

	May 31,	May 31,
	2022	2021
Security deposits	229,500	167,455
	$229,500	$167,455

NOTE 14 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at May 31, 2022 and 2021:

	May 31,	May 31,
	2022	2021
Trade accounts payable	$1,414,074	$771,843
Accrued payroll and payroll taxes	323,254	279,721
Accrued liabilities	580,570	557,061
Total	$2,317,898	$1,608,625

NOTE 15 – LOAN PAYABLE

The Company is a party to an accounts receivable financing agreement with a lender (the “Short Term Financing Agreement”) for two of its subsidiaries. During the year ended May 31, 2022, the Company received cash proceeds in the amount of $2,322,875 from additional loans under the Short Term Financing Agreement, made payments in the amount of $1,393,966, and incurred fees in the amount of $84,164. At May 31, 2022, the balance due under the Short Term Financing Agreement was $1,013,073. The loans are due in 30 days, and have a discount fee of 3%.

NOTE 16 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable

May 31, 2022	May 31, 2021

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 1 was convertible into units (the “Convertible Debenture Units”) at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of U.S. Convertible Debenture 1 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 1 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the years ended May 31, 2022 and 2021, $0 and $1,537,034 of this discount was charged to operations, respectively. During the years ended May 31, 2022 and 2021, the Company accrued interest in the amounts of $360,357 and $360,357 on the U.S. Convertible Debenture 1, respectively. During the years ended May 31, 2022 and 2021, the Company made interest payments in the amounts of $360,357 and $330,327, respectively. On April 15, 2021, the U.S. Convertible Debenture 1 was amended as follows: (i) the conversion price of the debenture was reduced to $0.30 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $2,038,803 during the year ended May 31, 2021 in connection with this amendment.

$4,504,457	$4,504,457

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 2 was convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 2 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 2, the conversion price of U.S. Convertible Debenture 2 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 2 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the years ended May 31, 2022 and 2021, $0 and $384,259 of this discount was charged to operations, respectively. During the years ended May 31, 2022 and 2021, the Company accrued interest in the amounts of $90,089 and $90,090 on the U.S. Convertible Debenture 2, respectively. During the years ended May 31, 2022 and 2021, the Company made interest payments in the amounts of $90,089 and $82,582, respectively. On April 15, 2021, the U.S. Convertible Debenture 2 was amended as follows: (i) the conversion price of the debentures was reduced to $0.30 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $509,700 during the year ended May 31, 2021.

1,126,114	1,126,114

May 31, 2022	May 31, 2021

Convertible debenture in the principal amount of $100,000 (the “U.S. Convertible Debenture 3”) dated October 24, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 3. The U.S. Convertible Debenture 3 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 3 was convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 3 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 3, the conversion price of U.S. Convertible Debenture 3 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 3 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 3 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 3 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $75,415 on the U.S. Convertible Debenture 3. During the years ended May 31, 2022 and 2021, $10,474 and $25,138 of this discount was charged to operations, respectively. During the years ended May 31, 2022 and 2021, the Company accrued interest in the amounts of $3,604 and $9,009 on the U.S. Convertible Debenture 3, respectively. During the years ended May 31, 2022 and 2021, the Company made interest payments in the amounts of $5,106 and $8,409, respectively. This debenture was repaid in full during the year ended May 31, 2022.

-	112,613

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 4 was convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of U.S. Convertible Debenture 4 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 4 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the years ended May 31, 2022 and 2021, $0 and $196,753 of this discount was charged to operations, respectively. During the years ended May 31, 2022 and 2021, the Company accrued interest in the amounts of $47,928 and $47,929 on the U.S. Convertible Debenture 4, respectively. During the years ended May 31, 2022 and 2021, the Company made interest payments in the amounts of $47,928 and $44,600, respectively. On April 19, 2021, the U.S. Convertible Debenture 4 was amended as follows: (i) the conversion price of the debenture was reduced to $0.30 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $271,164 during the year ended May 31, 2021.

599,101	599,101

Convertible debenture in the principal amount of $150,000 (the “U.S. Convertible Debenture 5”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 5. The U.S. Convertible Debenture 5 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 5 was convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 5 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 5 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $120,100 on the U.S. Convertible Debenture 5. During the years ended May 31, 2022 and 2021, $16,681 and $40,033 of this discount was charged to operations, respectively. During the years ended May 31, 2022 and 2021, the Company accrued interest in the amounts of $5,480 and $13,513 on the U.S. Convertible Debenture 5, respectively. During the years ended May 31, 2022 and 2021, the Company made interest payments in the amounts of $7,733 and $12,537, respectively. This debenture was repaid in full during the year ended May 31, 2022.

-	168,919

	May 31, 2022	May 31, 2021

Convertible debenture payable in the principal amount of $75,000 (the “U.S. Convertible Debenture 6”) dated October 26, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 6. The U.S. Convertible Debenture 6 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 6 was convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The U.S. Convertible Debenture 6 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 6 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $60,049 on the U.S. Convertible Debenture 6. During the years ended May 31, 2022 and 2021, $8,340 and $20,016 of this discount was charged to operations, respectively. During the years ended May 31, 2022 and 2021, the Company accrued interest in the amounts of $2,740 and $6,756 on the U.S. Convertible Debenture 6, respectively. During the years ended May 31, 2022 and 2021, the Company made interest payments in the amounts of $3,866 and $6,269, respectively. This debenture was repaid in full during the year ended May 31, 2022.

	-	84,459

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures were to mature on a date that was three years following issuance. The Canaccord Debentures were convertible into Convertible Debenture Units at a conversion price of $0.80 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $1.10. The value of the warrants will be recorded when the issuance becomes probable. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 32,321 shares of the Company’s common stock, and warrants to purchase 16,160 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the years ended May 31, 2022 and 2021, the Company accrued interest in the amounts of $1,058,531 and $1,076,445 on the Canaccord Debentures, respectively. During the years ended May 31, 2022 and 2021, the Company made interest payments in the amounts of $1,057,532 and $861,009, respectively. Also, during the years ended May 31, 2022 and 2021, the Company transferred the amounts of $0 and $212,601 from accrued interest to principal of the Canaccord Debentures, respectively. On March 31, 2021, the Canaccord Debentures were amended as follows: (i) the conversion price of the debentures was reduced to $0.30 per unit; (ii) the maturity date was extended from December 12, 2021 to December 12, 2022; (iii) the mandatory conversion threshold was reduced from a daily volume weighted average trading price of greater than $1.20 per share to $0.60 per share for the preceding ten consecutive trading days; and (iv) the exercise price of the warrants issuable upon conversion was reduced from $1.10 to $0.40 and the expiration of the warrants extended until March 31, 2024. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $3,286,012 during the year ended May 31, 2021. During the year ended May 31, 2022, principal in the aggregate amount of $281,000 was converted into an aggregate of 936,666 shares of the Company’s common stock, and warrants to purchase 468,333 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement.

	13,219,149	13,500,150

Total - Convertible Notes Payable	$19,448,821	$20,095,813
Less: Discount	(-)	(35,496)
Convertible Notes Payable, Net of Discounts	$19,448,821	$20,060,317

	May 31, 2022	May 31, 2021
Total - Convertible Notes Payable, Net of Discounts, Current Portion, net of discount of $0 and $35,496	$19,448,821	$330,495
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion, net of discount of $0 and $0	$-	$19,729,822

	May 31, 2022	May 31, 2021
Discounts on notes payable amortized to interest expense – years ended May 31, 2022 and 2021, respectively	$35,496	$2,203,234

Note 17 – Notes Payable

May 31, 2022	May 31, 2021

Debenture in the principal amount of $250,000 (the “Debenture 1”) dated December 1, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 1 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 303,030 shares of common stock at an exercise price of $0.4125 per share of common stock. The Company shall make additional quarterly payments under Debenture 1 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,223 on the Debenture 1. During the years ended May 31, 2022 and 2021, $3,334 and $0 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $187,500 on the Debenture 1. During the years ended May 31, 2022 and 2021, $36,290 and $0 of this original issue discount was charged to operations, respectively. During years ended May 31, 2022 and 2021, the Company accrued interest in the amounts of $18,750 and $0 on the Debenture 1, respectively.

$250,000	$-

Debenture in the principal amount of $250,000 (the “Debenture 2”) dated December 21, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 2 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 303,030 shares of common stock at an exercise price of $0.4125 per share of common stock. The Company shall make additional quarterly payments under Debenture 2 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $10,428 on the Debenture 2. During the years ended May 31, 2022 and 2021, $1,682 and $0 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $187,500 on the Debenture 2. During the years months ended May 31, 2022 and 2021, $30,242 and $0 of this original issue discount was charged to operations, respectively. During the years ended May 31, 2022 and 2021, the Company accrued interest in the amounts of $16,563 and $0 on the Debenture 1, respectively.

250,000	-

	May 31, 2022	May 31, 2021

Debenture in the principal amount of $500,000 (the “Debenture 3”) dated December 21, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 1 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 303,030 shares of common stock at an exercise price of $0.4125 per share of common stock. The Company shall make additional quarterly payments under Debenture 3 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $19,335 on the Debenture 3. During the years ended May 31, 2022 and 2021, $3,118 and $0 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on the Debenture 3. During the years ended May 31, 2022 and 2021, $60,484 and $0 of this original issue discount was charged to operations, respectively. During the years ended May 31, 2022 and 2021, the Company accrued interest in the amounts of $33,125 and $0 on the Debenture 3, respectively.

	500,000	-

Debenture in the principal amount of $500,000 (the “Debenture 4”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 4 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 606,061 shares of common stock at an exercise price of $0.4125 per share of common stock. The Company shall make additional quarterly payments under Debenture 4 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on the Debenture 4. During the years ended May 31, 2022 and 2021, $2,287 and $0 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on the Debenture 4. During the years ended May 31, 2022 and 2021, $50,000 and $0 of this original issue discount was charged to operations, respectively. During the years ended May 31, 2022 and 2021, the Company accrued interest in the amounts of $30,417 and $0 on the Debenture 4, respectively.

	500,000	-

Debenture in the principal amount of $500,000 (the “Debenture 5”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 5 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 606,061 shares of common stock at an exercise price of $0.4125 per share of common stock. The Company shall make additional quarterly payments under Debenture 5 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on the Debenture 5. During the years ended May 31, 2022 and 2021, $2,287 and $0 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on the Debenture 5. During the years ended May 31, 2022 and 2021, $50,000 and $0 of this original issue discount was charged to operations, respectively. During the years ended May 31, 2022 and 2021, the Company accrued interest in the amounts of $30,417 and $0 on the Debenture 5, respectively.

	500,000	-

Debenture in the principal amount of $500,000 (the “Debenture 6”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 6 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 606,061 shares of common stock at an exercise price of $0.4125 per share of common stock. The Company shall make additional quarterly payments under Debenture 6 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on the Debenture 6. During the years ended May 31, 2022 and 2021, $2,287 and $0 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on the Debenture 6. During the years ended May 31, 2022 and 2021, $50,000 and $0 of this original issue discount was charged to operations, respectively. During the years ended May 31, 2022 and 2021, the Company accrued interest in the amounts of $30,417 and $0 on the Debenture 6, respectively.

	500,000	-

Total	2,500,000	-
Original Issue Discount	1,875,000	-
Notes Payable, Gross	4,375,000	-
Less: Discount	(1,681,434)	-
Notes Payable, Net of Discount	2,693,566	-

	May 31, 2022	May 31, 2021
Discounts on notes payable amortized to interest expense – years ended May 31, 2022 and 2021, respectively	$277,017	$-

Aggregate maturities of notes payable and convertible notes payable as of May 31, 2022 are as follows:

For the twelve months ended May 31,

2022	$19,448,821
2024	1,250,000
2025	1,250,000
2026	375,000
2027	375,000
Thereafter	1,125,000
Total	$23,823,821

During the year ended May 31, 2022, the Company offered for sale a maximum of $5,500,000 of debentures (the “2021 Debentures”) and warrants to purchase shares of the Company’s common stock at a price of $0.4125 per share in an aggregate amount equal to one-half of the aggregate purchase price for the 2021 Debentures (the “2021 Debenture Warrants”) (collectively, the “November 2021 Offering”). During the year ended May 31, 2022, the Company received the amount of $2,500,000 pursuant to the November 2021 Offering and issued an aggregate of 3,030,304 warrants to purchase its common stock at an exercise price of $0.4125 per share to the investors.

NOTE 18 – LEASE LIABILITIES - FINANCING LEASES

	May 31, 2022	May 31, 2021
	(unaudited)
Financing lease obligation under a lease agreement for extraction equipment dated March 14, 2022 in the original amount of $359,900 payable in forty-eight monthly installments of $10,173 including interest at the rate of 15.89%. During the year ended May 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $10,907 and $9,439, respectively.	$348,993	$-

Total	$348,993	$-

Current portion	$71,813	$-
Long-term maturities	277,180	-
Total	$348,993	$-

Aggregate maturities of lease liabilities – financing leases as of May 31, 2022 are as follows:

For the period ended May 31,

2023	$71,813
2024	84,064
2025	98,405
2026	94,711
2027	-
Thereafter	-
Total	$348,993

NOTE 19 – CONTINGENT LIABILITY

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

NOTE 20 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.0001, at May 31, 2022 and 2021, and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company had 128,208,082 and 127,221,416 shares of common stock issued and outstanding as of May 31, 2022 and 2021, respectively.

Year ended May 31, 2022:

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

On February 4, 2022, the Company granted 50,000 shares of common stock to an employee effective February 14, 2022. The Company charged the value of these shares, which was $4,390, to common stock subscribed. Effective February 14, 2022, the Company granted an additional 50,000 shares of restricted common stock to the same officer, which vest on December 31, 2022 if the officer remains employed by the Company and charged the value of these shares, which was also $4,390, to common stock subscribed. During the year ended May 31, 2022, the Company issued 50,000 of these shares to the officer at the same value of $4,390. The remining 50,000 shares had not been issued as of May 31, 2022.

Year ended May 31, 2021:

Common Stock Issued and To Be Issued to Officers and Service Providers:

On October 11, 2020, the Company issued 50,000 shares of common stock to a former officer. The fair value of these shares in the amount of $14,970 had been previously accrued in common stock to be issued.

During the year ended May 31, 2021, the Company charged an aggregate of $80,813 to common stock subscribed representing the accrual over the vesting period of 500,000 shares of restricted common stock issuable to officers. On February 5, 2021, the Company issued 250,000 of these shares, and on May 19, 2021, the Company issued the balance of the shares (a total of 500,000 shares of common stock). The fair value of these shares in the amount of $215,500 had been previously accrued in common stock to be issued.

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

Charge to Additional Paid-in Capital for Amendment of Debt

The Company charged $3,286,012 to additional paid-in capital in connection with the amendments to the Canaccord Debentures dated March 31, 2021, and $2,819,667 in connection with the amendments to U.S. Convertible Debentures 1, 2, and 4 dated April 15 and April 19, 2021 (a total of $6,105,679). See note 16.

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

From December 1, 2021 through January 4, 2022 the Company issued $2,500,000 in debentures and issued 3,030,304 warrants in connection with these debentures. Each warrant allows the holder to purchase one share of the Company’s common stock at an exercise price of $0.4125 per share for three years after its date of issuance.

The following table summarizes the significant terms of warrants outstanding at May 31, 2022. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.40-0.41	3,326,339	1.92	$0.41	3,326,339	$0.41
0.60	3,125,000	0.95	0.60	3,125,000	0.60
	6,451,339	1.45	$0.50	6,451,339	$0.50

Transactions involving warrants are summarized as follows. This table does not include the unit warrants. See Unit Warrants section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2020	54,835,145	$0.53
Granted	-	$1.10
Exercised	-	$-
Cancelled / Expired	(837,500)	$0.75
Warrants outstanding at May 31, 2021	53,997,645	$0.53
Granted	3,030,304	$0.41
Exercised	-	$-
Cancelled / Expired	(50,576,610)	$0.52
Warrants outstanding at May 31, 2022	6,451,339	$0.50

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

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following summarizes the Company’s financial liabilities that are recorded at fair value on a recurring basis at May 31, 2022 and 2021:

May 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

May 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

NOTE 22 – RELATED PARTY TRANSACTIONS

As of May 31, 2022 and 2021, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

During the year ended May 31, 2022, the Company granted 100,000 shares, which were valued at $8,780, to an officer of the Company. Of these shares, 50,000 are restricted and vest on December 31, 2022 if the officer remains employed by the Company. As of May 31, 2022, 50,000 of these shares have been issued and the value of these shares in the amount of $4,390 was charged to operations.

NOTE 23 – INCOME TAXES

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

The components of the income tax provision include:

Revenue (2022)	$22,662,895
Directly attributable costs	(12,941,530)
Deferred	9,721,365
Tax rate	21%
Tax expense	$2,041,487

Note: Change in uncertain tax position with all tax expense recorded in current year due to change in estimate. No prior year net operating loss was considered.

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	Year Ended May 31,
	2022	2021
Federal and state statutory tax	21%	21%
Net operating loss carryforward	$2,563,035	$1,566,016
Valuation allowance for deferred tax assets	(2,563,035)	(1,566,016)
Deferred tax assets	$-	$-

The total net operating loss carryforward at May 31, 2022 and 2021 was $12,204,928 and $7,457,218, respectively.

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

NOTE 24 – COMMITMENTS AND CONTINGENCIES

Lease Arrangements

The Company leases several facilities for office, warehouse, and retail space. Currently lease commitments are as follows:

●

A lease that commenced in February 2019 for 1,400 square feet of office space located at 1718 Industrial Road, Las Vegas, NV 89102, for a term of eighteen months, and for rent of $1,785 per month. In June 2020, this lease was extended to August 31, 2022, with the monthly rent increasing to $1,866.70 until September 2021, after which time it will be subject to annual increases of 3%. The lease was extended again on April 1, 2022, effective September 1, 2022 until August 31, 2024. The monthly rent will increase on September 1, 2022 to $2,084.14 with annual increases of 3%. see Note 23.

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

●

A lease that commenced on May 17, 2022 for approximately 20 acres of land for purposes of developing a cultivation facility along the Quinn River in Nevada at a cost of $3,500 per quarter beginning on or before May 31, 2022 (the “Quinn River Land Lease”). The Quinn River Land Lease has a term of 9 years, with two-year renewal options.  The lessee under this Lease is CLS Nevada, Inc. See note 3.

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease. These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of May 31, 2022.

Employment Agreements

CLS Labs and Jeffrey Binder entered into a five-year employment agreement effective October 1, 2014. Under the agreement, Mr. Binder serves as CLS Labs’ Chairman and Chief Executive Officer and is entitled to receive an annual salary of $150,000. Under the agreement, Mr. Binder is also entitled to receive a performance bonus equal to 2% of CLS Labs’ annual EBITDA, up to a maximum annual cash compensation of $1 million (including his base salary), and annual stock options, exercisable at the fair market value of CLS Labs’ common stock on the date of grant, in an amount equal to 2% of its annual EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. On April 28, 2015, CLS Labs and the Company entered into an addendum to Mr. Binder’s employment agreement whereby Mr. Binder agreed that following the merger of CLS Labs and a subsidiary of the Company, in addition to his obligations to CLS Labs, he would serve the Company and its subsidiaries in such roles as the Company may request. In exchange, the Company agreed to assume the obligations of CLS Labs to grant Mr. Binder annual stock options, as referenced above. On July 20, 2016, March 31, 2017, August 23, 2017, October 9, 2017, January 5, 2018 and April 6, 2018, the Company issued Mr. Binder convertible notes in exchange for $250,000, $112,500, $62,500, $39,521, $37,500 and $37,500 respectively, in deferred salary, among other amounts owed to Mr. Binder by the Company. On October 14, 2019 but effective October 1, 2019, CLS Labs, Inc., the Company, and Jeffrey Binder entered into an amendment to Mr. Binder’s employment agreement to provide that the Company would assume all obligations of CLS Labs under the employment agreement. The amendment also extends the term of Mr. Binder’s employment agreement by three years instead of relying on the automatic one-year renewal provision in the employment agreement, and increases Mr. Binder’s annual base salary to $200,000. Additionally, the amendment provides for certain change of control provisions, including a payment of up to three years base salary and bonuses up to a maximum of $1,000,000, if Mr. Binder resigns or is terminated in connection with a change in control of the Company. In connection with the amendment, the parties also amended and restated that certain Confidentiality, Non-Compete and Property Rights Agreement entered into by and between RJF Labs, Inc. (now CLS Labs), and Mr. Binder effective as of July 16, 2014. On April 25, 2022, but effective on May 1, 2022, the Company entered into a Second Amendment to Employment Agreement with Mr. Binder, to extend the term of Mr. Binder’s employment agreement to expire on April 30, 2024. All other terms of Mr. Binder’s employment agreement remain in full force and effect.

On March 1, 2019, the Company and Mr. Glashow entered into a two-year employment agreement and Mr. Glashow commenced serving as the Company’s President and Chief Operating Officer. Under the agreement, Mr. Glashow is entitled to receive an annual salary of $175,000. Further, he is entitled to receive a performance bonus equal to 1% of the Company’s annual EBITDA, and annual restricted stock awards in an amount equal to 1% of the Company’s annual EBITDA. Additionally, Mr. Glashow is entitled to a one-time signing bonus of 500,000 shares of the Company’s restricted common stock, half of which vested on March 1, 2020, and half of which vested on March 1, 2021. Effective March 1, 2019, and in connection with the employment agreement, Mr. Glashow and the Company entered into a Confidentiality, Non-Compete and Proprietary Rights Agreement. Pursuant thereto, Mr. Glashow agreed (i) not to compete with us during the term of his employment and for a period of one year thereafter, (ii) not to release or disclose our confidential information, and (iii) to assign the rights to all work product to us, among other terms. On October 14, 2019, but effective October 1, 2019, the Company and Mr. Glashow entered into an amendment to his employment agreement to extend the term by one year instead of relying on the automatic one-year renewal provision in the employment agreement, and to increase Mr. Glashow’s annual base salary to $200,000. The amendment also provides that in addition to his base salary, Mr. Glashow is entitled to receive, on an annual basis, a performance-based bonus equal to two percent (2%) of the Company’s annual EBITDA up to a maximum annual cash compensation of $1 million including base salary, and annual stock options, exercisable at the fair market value of the Company’s common stock on the effective date of grant, in an amount equal to 2% of the Company’s EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, the amendment provides for certain change of control provisions, including a payment of up to three years base salary and bonuses up to a maximum of $1,000,000, if Mr. Glashow resigns or is terminated in connection with a change in control of the Company. On April 25, 2022, but effective on May 1, 2022, the Company entered into a Second Amendment to Employment Agreement with Mr. Glashow to extend the term of Mr. Glashow’s employment for two years commencing on May 1, 2022 and ending on April 30, 2024. Mr. Glashow’s base salary increased to $250,000 effective on May 1, 2022 and he received a signing bonus of $50,000. All other terms of Mr. Glashow’s employment agreement remain in full force and effect.

On June 6, 2019, Alternative Solutions and Ms. Soco entered into an employment agreement with an initial term beginning June 17, 2019, pursuant to which Ms. Soco was appointed as Assistant Controller of Alternative Solutions. Under the agreement, Ms. Soco is entitled to receive an annual salary of $70,000. On June 6, 2019, and in connection with the employment agreement, Ms. Soco and the Company entered into a Confidentiality, Non-Compete and Proprietary Rights Agreement. Pursuant thereto, Ms. Soco agreed (i) not to compete with the Company during the term of her employment and for a period of one year thereafter, (ii) not to release or disclose the Company’s confidential information, and (iii) to assign the rights to all work product to the Company, among other terms.

On October 27, 2021, Ms. Soco’s employment agreement was amended to increase her annual salary to $117,500 and extend her employment agreement review date to November 1, 2022. On February 4, 2022, Ms. Soco’s employment agreement was further amended to grant Ms. Soco 50,000 shares of the Company’s common stock and increase her base annual salary to $137,500. The amendment also extended Ms. Soco’s employment agreement review date to February 4, 2023. On May 19, 2022, Alternative Solutions, the Company and Ms. Soco entered into a Clarification to Second Amendment to Employment Agreement to clarify certain terms of her employment agreement, as amended, including her promotion to Controller of Alternative Solutions and then to Vice President of Finance of Alternative Solutions and CLS Nevada.

At May 31, 2022 and 2021, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250.

NOTE 25 – SUBSEQUENT EVENTS

Effective August 16, 2022, Jeffrey Binder, the Company’s Chairman, Chief Executive Officer and a director, resigned from all of his officer and director positions with the Company and its subsidiaries for personal reasons.  On the same date, Mr. Andrew Glashow, the Company’s President and a director, succeeded Mr. Binder as the Company’s Chief Executive Officer.  In order to assure a smooth transition in management, Mr. Binder entered into a one-year consulting agreement with the Company for no compensation other than reimbursement of his expenses. The Company and Mr. Binder also terminated his employment agreement and Amended and Restated Confidentiality, Non-Compete and Property Rights Agreement.  Under the terms of the consulting agreement, however, Mr. Binder agreed not to compete with the Company in the State of Nevada for one year.

On August 18, 2022, we announced that we are holding a meeting of debenture holders on September 15, 2022, to seek the affirmative vote of the holders of the Canaccord Debentures to accomplish the following things: (i) to permit the mandatory conversion, in our discretion, of $7,931,490 in principal amount of the Canaccord Debentures plus $132,192 in accrued interest on the Canaccord Debentures into units at the reduced conversion price of $0.07125 per unit; (ii) to decrease the conversion price of the remaining Canaccord Debentures (following the mandatory conversion) to $0.10 per unit; (iii) to reduce the mandatory conversion VWAP provision in the Canaccord Debentures from $0.60 to $0.20; (iv) to provide for a reduced conversion price to holders of Canaccord Debentures who elect to covert more than the mandatory conversion amount of Canaccord Debentures on or prior to the date of the meeting of debenture holders; (v) to change the maturity date of the Canaccord Debentures so that half of the remaining Canaccord Debentures mature on December 31, 2023 and the remaining Canaccord Debentures mature on December 31, 2024; (vi) to provide for the payment of interest accruing between July 1, 2022 and December 31, 2024 so that one-third of the total scheduled interest is paid on December 31, 2023 and the balance of the accrued interest is paid on December 31, 2024; and (vii) to grant a security interest in certain of our assets (such as licenses, inventory (including work in process), equipment (excluding equipment subject to purchase money financing) and contract rights (excluding investments in entities other than wholly owned subsidiaries)) to the holders of the Canaccord Debentures and to other holders of debt of ours now or in the future, as we may elect, provided that we are able to secure all regulatory approvals required to make such a grant.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Andrew Glashow, our Chief Executive Officer, and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, Mr. Glashow concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

● We do not have an independent audit committee or adequate segregation of duties;

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

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

3.3*	Certificate of Amendment to Amended and Restated Articles of Incorporation of CLS Holdings USA, Inc.

3.4	Bylaws of Adelt Design, Inc. (incorporated by reference from Exhibit 3.2 in the Company’s Registration Statement filed with the SEC on June 3, 2011).

3.5*	Amended and Restated Bylaws of CLS Holdings USA, Inc.

3.6	Certificate of Designation effective July 18, 2017 (incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017).

4.1	Form of Stock Certificate (incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

4.2

Debenture Indenture dated December 12, 2018 by and between the Company and Odyssey Trust Company (incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2018).

4.2.A

Supplemental Indenture dated March 31, 2021 to Debenture Indenture dated December 12, 2018 by and between the Company and Odyssey Trust Company (incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2021).

4.3

Warrant Indenture dated December 12, 2018 by and between the Company and Odyssey Trust Company (incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2018).

4.3.A

Supplemental Indenture dated March 31, 2021 to Warrant Indenture dated December 12, 2018 by and between the Company and Odyssey Trust Company (incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2021).

4.4*	Description of Registrant’s Securities

10.1

Employment Agreement dated October 1, 2014 between CLS Labs, Inc. and Jeffrey Binder (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015). (1)

10.1.A

Addendum to Employment Agreement dated April 28, 2015 between CLS Labs, Inc., CLS Holdings USA, Inc. and Jeffrey Binder (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015). (1)

10.1.B

Amendment to Employment Agreement, dated October 14, 2019 but effective October 1, 2019, by and among CLS Holdings, Inc., CLS Labs, Inc. and Jeffrey I. Binder (incorporated by reference from Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 filed with the SEC on October 15, 2019). (1)

10.1.C

Second Amendment to Employment Agreement, dated April 25, 2022 but effective May 1, 2022, by and between CLS Holdings USA, Inc. and Jeffrey I. Binder (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022) (1).

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

10.5	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2015).

10.6	Warrant to Purchase 1,875,000 shares of Common Stock issued May 14, 2018 by CLS Holdings USA, Inc. in favor of YA II PN, Ltd. (incorporated by reference from Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2018).

10.7	Warrant to Purchase 1,250,000 shares of Common Stock issued July 20, 2018 by CLS Holdings USA, Inc. in favor of YA II PN, Ltd (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).

10.8

Form of Subscription Agreement and Warrant with six accredited investors for the purchase of 8% convertible debentures in the aggregate amount of $5,857,000 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018).

10.9.A

First Amendment to Subscription Agreement dated April 15, 2021, by CLS Holdings USA, Inc. in favor of Navy Capital Green Fund, LP (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.9.B

First Amendment to Subscription Agreement dated April 15, 2021, by CLS Holdings USA, Inc. in favor of Navy Capital Green Co-Invest Fund, LLC (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.9.C

First Amendment to Subscription Agreement dated April 19, 2021, by CLS Holdings USA, Inc. in favor of Darling Capital, LLC (incorporated by reference from Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.9.D	Form of Warrant (incorporated by reference from Exhibit 10.7 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.10

Loan Agreement, dated October 31, 2018, by and between CLS Holdings USA, Inc. and In Good Health, Inc. (incorporated by reference from Exhibit 10.5 in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018).

10.11

Secured Promissory Note, dated October 31, 2018, issued by In Good Health, Inc. in favor of CLS Holdings USA, Inc. (incorporated by reference from Exhibit 10.6 in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018).

10.12

Security Agreement, dated October 31, 2018, by and between CLS Holdings USA, Inc. and In Good Health, Inc. (incorporated by reference from Exhibit 10.7 in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018).

10.13

Agency Agreement dated December 12, 2018 by and between the Company and Canaccord Genuity Corp (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2018).

10.14

Employment Agreement dated March 1, 2019 between CLS Holdings USA, Inc. and Andrew Glashow (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2019) (1).

10.14.A

Amendment to Employment Agreement dated October 14, 2019 but effective October 1, 2019, by and among CLS Holdings USA, Inc., and Andrew Glashow (incorporated by reference from Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 filed with the SEC on October 15, 2019) (1)

10.14.B

Second Amendment to Employment Agreement, dated April 25, 2022 but effective May 1, 2022, by and between CLS Holdings USA, Inc. and Andrew Glashow (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2022) (1).

10.14.C

Third Amendment to Employment Agreement, dated August 16, 2022, by and between CLS Holdings USA, Inc. and Andrew Glashow (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2022(1).

10.15.A

Amended and Restated Convertible Debenture dated April 15, 2021, issued to Navy Capital Green Fund, LP in the principal amount of $1,126,114 (incorporated by reference from Exhibit 10.4 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.15.B

Amended and Restated Convertible Debenture dated April 15, 2021, issued to Navy Capital Green Co-Invest Fund, LLC in the principal amount of $4,504,457 (incorporated by reference from Exhibit 10.5 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.15.C

Amended and Restated Convertible Debenture dated April 19, 2021, issued to Darling Capital, LLC in the principal amount of $599,101 (incorporated by reference from Exhibit 10.6 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.16

Lease Agreement by and between 1800 Industrial, LLC and Alternative Solutions, L.L.C. dated July 6, 2014 for premises located at 1800 Industrial Road, Suites 102, 160 and 180 (incorporated by reference from Exhibit 10.71 in the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2018).

10.16.A

Lease Addendum dated June 13, 2018 to Lease Agreement by and between 1800 Industrial, L.L.C. and Alternative Solutions, L.L.C. dated July 6, 2014 (incorporated by reference from Exhibit 10.31.A in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 31, 2020).

10.17

Standard Industrial/Commercial Single-Tenant Lease by and between SFC Leasing, LP and Serenity Wellness Growers, LLC dated December 3, 2015, as amended by that certain First Amendment dated January 12, 2016, and that certain Second Amendment dated August 22, 2016 (incorporated by reference from Exhibit 10.72 in the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2018).

10.17.A

Third Amendment dated June 9, 2020 to Standard Industrial/Commercial Single-Tenant Lease by and between SFC Leasing, LP and Serenity Wellness Growers, LLC dated December 3, 2015, as amended (incorporated by reference from Exhibit 10.30.A in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 filed wit the SEC on August 30, 2021).

10.18

Lease Agreement by and between 1800 Industrial, LLC and CLS Nevada Inc. dated February 1, 2019 for premises located at 1800 Industrial Road, Suite 100 (incorporated by reference from Exhibit 10.33 in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 31, 2020).

10.19

Lease Agreement by and between 1800 Industrial, LLC and CLS Nevada Inc. dated February 1, 2019 for premises located at 1718 Industrial Road (incorporated by reference from Exhibit 10.34 in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 31, 2020).

10.20

Lease Addendum dated February 25, 2020 to Leases dated July 6, 2014 and February 1, 2019 for or premises located at 1800 Industrial Road, Suites 100, 102, 160 and 180 (incorporated by reference from Exhibit 10.35 in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 31, 2020).

10.21*	Right to Use Land Agreement effective May 17, 2022 between DeWayne Brown and CLS Nevada, Inc.

10.22

Secured Promissory Note, dated June 11, 2021, issued by In Good Health Inc. in favor of CLS Holdings USA, Inc. in the original principal amount of $3,000,000 (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 17, 2021).

10.23

Management Services Agreement dated October 20, 2021, by and among Kealii Okamalu, LLC, CSI Health MCD LLC, and the Fort McDermitt Cannabis Commission (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 26, 2021).

10.24

Form of Debenture issued in connection with the November 2021 Debenture Offering (incorporated by reference from Exhibit 10.23 in the Company’s Registration Statement on Form S-1, File No. 333-264214, filed with the SEC on April 8, 2022).

10.25

Form of Warrant issued in connection with the November 2021 Debenture Offering (incorporated by reference from Exhibit 10.24 in the Company’s Registration Statement on Form S-1, File No. 333-264214, filed with the SEC on April 8, 2022).

10.26

Employment Agreement dated June 6, 2019 between Alternative Solutions, LLC and Charlene Soco (incorporated by reference from Exhibit 10.25 in the Company’s Registration Statement on Form S-1/A, File No. 333-264214, filed with the SEC on May 23, 2022).

10.26.A

First Amendment dated October 27, 2021 to Employment Agreement dated June 6, 2019 between Alternative Solutions, LLC and Charlene Soco (incorporated by reference from Exhibit 10.25.A in the Company’s Registration Statement on Form S-1/A, File No. 333-264214, filed with the SEC on May 23, 2022).

10.26.B

Second Amendment dated February 4, 2022 to Employment Agreement dated June 6, 2019 between Alternative Solutions, LLC and Charlene Soco (incorporated by reference from Exhibit 10.25.B in the Company’s Registration Statement on Form S-1/A, File No. 333-264214, filed with the SEC on May 23, 2022).

10.26.C

Clarification to Second Amendment to Employment Agreement for Employee Charlene Soco dated May 19, 2022 by and among Alternative Solutions, LLC, CLS Holdings, USA, Inc., and Charlene Soco (incorporated by reference from Exhibit 10.25.C in the Company’s Registration Statement on Form S-1/A, File No. 333-264214, filed with the SEC on May 23, 2022).

10.26.D*	Third Amendment dated August 17, 2022 to Employment Agreement dated June 6, 2019 between Alternative Solutions, LLC and Charlene Soco

21.1*	Subsidiaries of CLS Holdings USA, Inc.

31.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Management Contract or Compensation Plan
*	Filed herewith.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS HOLDINGS USA, INC.

Date: August 25, 2022	By:	/s/ Andrew Glashow
Andrew Glashow
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Andrew Glashow	President, Chief Executive Officer and Director	August 25, 2022
Andrew Glashow	(Principal Executive, Financial and Accounting Officer)

/s/ Ross Silver	Director	August 25, 2022
Ross Silver

/s/ David Zelinger
David Zelinger	Director	August 25, 2022