Form 10-Q
period 2022-08-31
CLS Holdings USA, Inc.
filed 2022-10-13
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

or

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 72,518,098 shares of $0.0001 par value common stock outstanding as of October 6, 2022.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended August 31, 2022

EXPLANATORY NOTE

Unless otherwise noted, references in this report to “CLS Holdings USA, Inc.,” the “Company,” “we,” “our” or “us” means CLS Holdings USA, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the impact of the COVID-19 virus on our business, the results of our initiatives to retain our employees and strengthen our relationships with our customers and community, the effect of our initiatives to expand market share and achieve growth, the expected development of our business and joint ventures, results of operations and financial performance,  liquidity, working capital and capital requirements,  the effects of the additional dilution on our common stock that may occur as a result of the amendments to our convertible debentures, and anticipated future events. The continued spread of COVID-19 could have, and in some cases already has had, an adverse impact on our business, operations and financial results, including through disruptions in our cultivation and processing activities, supply chains and sales channels, and retail dispensary operations as well as a deterioration of general economic conditions including a possible national or global recession. These forward-looking statements also relate to our ability to obtain debt or equity capital on reasonable terms, or at all, to finance our operations, and to identify, finance and close potential acquisitions and joint ventures, whether our joint venture partner will make its capital contribution, our ability to comply with applicable cannabis-related regulations and obtain regulatory approvals, market acceptance of our services and product offerings, our ability to protect and commercialize our intellectual property, our ability to use net operating losses to offset certain cannabis-related tax liabilities and our ability to grow our wholesale and processing businesses and joint ventures. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2022	2022
ASSETS	(unaudited)	(audited)
Current assets
Cash and cash equivalents	$592,040	$2,551,859
Accounts Receivable	739,169	618,227
Inventory	4,216,309	3,417,602
Prepaid expenses and other current assets	418,449	295,869
Total current assets	5,965,967	6,883,557

Property, plant and equipment, net of accumulated depreciation of $2,281,639 and $2,073,449	4,222,477	4,342,434
Right of use assets, operating leases	2,114,513	2,154,517
Intangible assets, net of accumulated amortization of $502,053 and $473,308	1,161,540	1,190,285
Goodwill	557,896	557,896
Investments	1,040,379	469,575
Other assets	219,000	229,500

Total assets	$15,281,772	$15,827,764

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,408,304	$2,317,898
Accrued interest, current	311,498	419,206
Loan payable	1,152,785	1,013,073
Lease liability - financing leases, current	74,697	71,813
Lease liability - operating leases, current	341,625	309,597
Taxes Payable	5,050,867	4,531,782
Convertible notes payable - current, net of discount of $0 and $0	19,448,821	19,448,821
Total current liabilities	28,788,597	28,112,190

Noncurrent liabilities
Lease liability - operating leases, non-current	1,828,553	1,893,810
Lease liability - financing leases, non-current	257,389	277,180
Notes payable, net of discount of $1,486,660 and $1,681,434	2,888,340	2,693,566

Total Liabilities	33,762,879	32,976,746

Commitments and contingencies	-	-

Stockholder's deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 187,500,000 shares authorized at August 31, 2022 and May 31, 2022; 32,052,021 and 32,052,021 shares issued and outstanding at August 31, 2022 and May 31, 2022	3,206	3,206
Additional paid-in capital	77,954,748	77,954,748
Common stock subscribed	70,092	70,092
Accumulated deficit	(96,228,295)	(95,079,817)
Stockholder's deficit attributable to CLS Holdings, Inc.	(18,200,249)	(17,051,771)
Non-controlling interest	(280,858)	(97,211)
Total stockholder's deficit	(18,481,107)	(17,148,982)

Total liabilities and stockholders' deficit	$15,281,772	$15,827,764

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2022	August 31, 2021

Revenue	$6,044,927	$5,500,710
Cost of goods sold	3,002,730	2,604,467
Gross margin	3,042,197	2,896,243

Selling, general and administrative expenses	3,202,302	2,895,794
Total operating expenses	3,202,302	2,895,794

Operating loss	(160,105)	449

Other (income) expense:
Interest expense, net	766,670	418,592
Loss on equity investment	234,430	-
Gain on settlement of note receivable	(348,165)	(1,174,082)
Total other (income) expense	652,935	(755,490)

Income (Loss) before income taxes	(813,040)	755,939

Provision for income tax	(519,085)	(328,340)

Net income (loss)	(1,332,125)	427,599

Non-controlling interest loss	183,647	-

Net income (loss) attributable to CLS Holdings, Inc.	$(1,148,478)	$427,599

Net income (loss) per share - basic	$(0.04)	$0.01

Net income (loss) per share - diluted	$(0.04)	$0.01

Weighted average shares outstanding - basic	32,052,021	31,996,250

Weighted average shares outstanding - diluted	32,052,021	32,013,750

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid In	Stock	Accumulated	Non-controlling
	Amount	Value	Capital	Payable	Deficit	interest	Total

Balance, May 31, 2021	31,805,354	$3,182	$77,570,934	$65,702	$(92,736,638)	$-	$(15,096,820)

Common stock issued for conversion of debt	234,167	23	280,977	-	-	-	281,000
Net loss for the three months ended August 31, 2021 (unaudited)	-	-	-	-	427,599	-	427,599
Balance, August 31, 2021	32,039,521	$3,205	$77,851,911	$65,702	$(92,309,039)	$-	$(14,388,221)

Balance, May 31, 2022	32,052,021	$3,206	$77,954,748	$70,092	$(95,079,817)	$(97,277)	$(17,148,982)

Net loss for the three months ended August 31, 2022 (unaudited)	-	-	-	-	(1,148,478)	(183,647)	(1,332,125)

Balance, August 31, 2022	32,052,021	$3,206	$77,954,748	$70,092	$(96,228,295)	$(280,924)	$(18,481,107)

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2022	August 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,332,125)	$427,599
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on equity investment	234,430	-
Amortization of debt discounts	194,774	21,297
Gain on settlement of note receivable	(348,165)	(1,174,082)
Depreciation and amortization expense	236,935	177,312
Changes in assets and liabilities:
Accounts receivable	(120,942)	160,306
Prepaid expenses and other current assets	(112,080)	(47,234)
Inventory	(798,707)	(454,468)
Right of use asset	86,749	70,263
Accounts payable and accrued expenses	90,406	(229,793)
Accrued interest	(32,149)	(3,747)
Deferred tax liability	519,085	328,340
Operating lease liability	(79,974)	(61,068)
Net cash used in operating activities	(1,461,763)	(785,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(88,233)	(92,979)
Investment in Quinn River	(805,234)	-
Proceeds from collection of note receivable	348,165	1,174,082
Net cash (used in) provided by investing activities	(545,302)	1,081,103

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	650,115	-
Repayments of loan payable	(585,962)	-
Principal payments on finance leases	(16,907)	-
Net cash provided by financing activities	47,246	-

Net (decrease) increase in cash and cash equivalents	(1,959,819)	295,828

Cash and cash equivalents at beginning of period	2,551,859	1,665,263

Cash and cash equivalents at end of period	$592,040	$1,961,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$679,604	$401,042
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of notes payable	$-	$281,000
Initial ROU asset and lease liability – operating	$46,745	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2022

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company has adopted a fiscal year end of May 31st.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of CLS Holdings USA, Inc., and its direct and indirect wholly owned operating subsidiaries, CLS Nevada, Inc., (“CLS Nevada”), CLS Labs, Inc. (“CLS Labs”), CLS Labs Colorado, Inc. (“CLS Colorado”), CLS Massachusetts, Inc. (“CLS Massachusetts”), and Alternative Solutions, LLC (“Alternative Solutions”). Alternative Solutions is the sole owner of the following three entities (collectively, the “Oasis LLCs”): Serenity Wellness Center, LLC (“Serenity Wellness Center”); Serenity Wellness Products, LLC (“Serenity Wellness Products”); and Serenity Wellness Growers, LLC (“Serenity Wellness Growers”). The accompanying consolidated financial statements also include the accounts of a variable interest entity, Kealii Okamalu, LLC (“Kealii Okamalu”), in which the Company owns a 50% interest. All material intercompany transactions have been eliminated upon consolidation of these entities.

Nature of Business

CLS Holdings USA, Inc. (the “Company”) was originally incorporated as Adelt Design, Inc. (“Adelt”) on March 31, 2011 to manufacture and market carpet binding art. Production and marketing of carpet binding art never commenced.

On November 12, 2014, CLS Labs acquired 2,500,000 shares, or 55.6%, of the outstanding shares of common stock of Adelt from its founder, Larry Adelt. On that date, Jeffrey Binder, the Chairman, President and Chief Executive Officer of CLS Labs, was appointed Chairman, President and Chief Executive Officer of the Company. On November 20, 2014, Adelt adopted amended and restated articles of incorporation, thereby changing its name to CLS Holdings USA, Inc. Effective December 10, 2014, the Company effected a reverse stock split of its issued and outstanding common stock at a ratio of 1-for-0.625 (the “Reverse Split”), wherein 0.625 shares of the Company’s common stock were issued in exchange for each share of common stock issued and outstanding. As a result, 1,562,500 shares of the Company’s common stock were issued to CLS Labs in exchange for the 2,500,000 shares that it owned by virtue of the above-referenced purchase from Larry Adelt.

On April 29, 2015, the Company, CLS Labs and CLS Merger Inc., a Nevada corporation and wholly owned subsidiary of CLS Holdings (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) and completed a merger, whereby CLS Merger Inc. merged with and into CLS Labs, with CLS Labs remaining as the surviving entity (the “Merger”). Upon the consummation of the Merger, the shares of the common stock of CLS Holdings owned by CLS Labs were extinguished and the former stockholders of CLS Labs were issued an aggregate of 3,750,000 shares of common stock in CLS Holdings in exchange for their shares of common stock in CLS Labs. As a result of the Merger, the Company acquired the business of CLS Labs and abandoned its previous business.

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

Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 paid in February 2018, for an initial 10% of each of the Oasis LLCs. At that time, the Company applied for regulatory approval to own an interest in the Oasis LLCs, which approval was received. On June 27, 2018, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $5,995,543, a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 5,514,706 shares of its common stock (the “Purchase Price Shares”) (collectively, the “Closing Consideration”). The cash payment of $5,995,543 was less than the $6,200,000 payment originally contemplated because the Company assumed an additional $204,457 of liabilities. The Company used the proceeds of a Canadian private securities offering to fund the cash portion of the Closing Consideration. The Company then applied for regulatory approval to own the additional 90% in membership interests in the Oasis LLCs, which it received on December 12, 2018. The Company received final regulatory approval to own its interest in the Oasis LLCs through Alternative Solutions under the revised structure of the transaction on April 26, 2022.

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of the Company effective on June 11, 2021 (the “IGH Settlement Note”). Pursuant to the IGH Settlement Note, IGH paid the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the year ended May 31, 2022, the Company received $2,740,820 under the IGH Settlement Note, which included $2,666,670 in principal and $74,150 in accrued interest. During the three months ended August 31, 2022, the Company received $348,165 under the IGH Settlement Note, which included $333,333 in principal and $14,832 in accrued interest. As of August 31, 2022, the IGH Settlement Note had been repaid in full. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

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

William Barr served as United States Attorney General from February 14, 2019 to December 23, 2020. The DOJ under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. On March 11, 2021, United States President Biden’s nominee, Merrick Garland was sworn in as the U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. It is unclear what impact, if any, this administration will have on U.S. federal government enforcement policy on cannabis. Nonetheless, there is no guarantee that the position of the Department of Justice will not change.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $592,040 and $2,551,859 as of August 31, 2022 and May 31, 2022, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had $0 and $0 of bad debt expense during the three months ended August 31, 2022 and 2021, respectively.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At August 31, 2022, the net carrying value of goodwill on the Company’s balance sheet remained at $557,896.

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

Non-Controlling Interests

The Company reports “non-controlling interest in subsidiary” as a component of equity, separate from parent’s equity, on the Consolidated Balance Sheets. In addition, the Company’s Consolidated Statements of Operations includes “net income (loss) attributable to non-controlling interest.” During the three months ended August 31, 2022, the Company reported a non-controlling interest in the amount of $183,647 representing 50% of the loss incurred by its partially owned subsidiary, Kealii Okamalu.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $222,893 and $446,666 for the three months ended August 31, 2022 and 2021, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $0 and $600 for the three months ended August 31, 2022 and 2021, respectively.

Fair Value of Financial Instruments

Pursuant to Accounting Standards Codification (“ASC”) No. 825–- Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheets. The carrying amounts of the Company’s cash and cash equivalents, notes receivable, convertible notes payable, accounts payable and accrued expenses, none of which is held for trading, approximate their estimated fair values due to the short-term maturities of those financial instruments.

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1–- Quoted prices in active markets for identical assets or liabilities.

Level 2–- Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3–- Significant unobservable inputs that cannot be corroborated by market data.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended August 31, 2022 and 2021:

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2022	August 31, 2021
Cannabis Dispensary	3,888,557	3,745,575
Cannabis Production	2,156,370	1,755,135
	$6,044,927	$5,500,710

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At August 31, 2022 and 2021, the Company had the following potentially dilutive instruments outstanding: at August 31, 2022, a total of 18,439,925 shares (1,729,924 issuable upon the exercise of warrants, 256,550 issuable upon the exercise of unit warrants, 16,423,451 issuable upon the conversion of convertible notes payable and accrued interest, and 30,000 in stock to be issued); and at August 31, 2021, a total of 27,515,508 shares (10,022,745 issuable upon the exercise of warrants, 760,323 issuable upon the exercise of unit warrants, and 16,539,347 issuable upon the conversion of convertible notes payable and accrued interest).

The following is a reconciliation for the calculation of basic and diluted earnings per share for the three months ended August 31, 2022 and 2021:

	For the Three Months Ended August 31,
	2022	2021

Net income (loss) attributable to CLS Holdings, Inc.	$(1,148,478)	$427,599
Weighted average number of common shares outstanding	32,052,021	31,996,250
Dilutive effect of shares issuable	-	17,500
Diluted weighted average number of common shares outstanding	32,052,021	32,013,750
Basic earnings (loss) per share	$(0.04)	$0.01
Diluted earnings (loss) per share	$(0.04)	$0.01

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the three months ended August 31, 2022. For the three months ended August 31, 2022, the Company excluded from the calculation of fully diluted earnings per share the following instruments which were anti-dilutive: shares issuable pursuant to the conversion of notes payable and accrued interest, shares issuable pursuant to the exercise of warrants, and 30,000 shares of common stock issuable.

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $96,228,295 as of August 31, 2022. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company refinancing certain of its debt, generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with the proceeds from short-term loans, the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the year ended May 31, 2022, the Company received $2,740,820 under the IGH Settlement Note, which included $2,666,670 in principal and $74,150 in accrued interest. During the three months ended August 31, 2022, the Company received $348,165 under the IGH Settlement Note, which included $333,333 in principal and $14,832 in accrued interest. As of August 31, 2022, the IGH Settlement Note had been repaid in full. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

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

During the three months ended August 31, 2022, Kealii Okamalu made cash investments in the aggregate amount of $805,234 in the Quinn River Joint Venture. The Company also purchased $66,517 of fixed assets for use by the Quinn River Joint Venture which are on the balance sheet of Kealii Okamalu. During the three months ended August 31, 2022, the Quinn River Joint Venture recorded a loss in the amount of $703,291. One-third of this amount, or $234,430, was charged to the financial statements of Kealii Okamalu and recorded as a loss on equity investment in the Company’s financial statements for the three months ended August 31, 2022. The Company’s net equity investment in the Quinn River Joint Venture was $1,040,379 at August 31, 2022.

Note 4 – Accounts Receivable

Accounts receivable was $739,169 and $618,227 at August 31, 2022 and May 31, 2022, respectively. The Company had bad debt expense of $0 and $0 during the three months ended August 31, 2022 and 2021. No allowance for doubtful accounts was necessary during the three months ended August 31, 2022 and 2021.

Note 5 – Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	August 31,	May 31,
	2022	2022
Raw materials	$341,617	$297,563
Finished goods	3,874,692	3,120,039
Total	$4,216,309	$3,417,602

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at August 31, 2022 and May 31, 2022:

	August 31,	May 31,
	2022	2022
Deposits	$1,911	2,016
Prepaid expenses	416,538	293,853
Total	$418,449	$295,869

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the year ended May 31, 2022, the Company received $2,740,820 under the IGH Settlement Note, which included $2,666,670 in principal and $74,150 in accrued interest. During the three months ended August 31, 2022, the Company received $348,165 under the IGH Settlement Note, which included $333,333 in principal and $14,832 in accrued interest. As of August 31, 2022, the IGH Settlement Note had been repaid in full. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

Note 8 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at August 31, 2022 and May 31, 2022:

	August 31, 2022	May 31, 2022
Office equipment	$134,463	$132,859
Furniture and fixtures	148,358	148,358
Machinery & Equipment	2,522,441	2,447,715
Leasehold improvements	3,698,854	3,686,951
Less: accumulated depreciation	(2,281,639)	(2,073,449)
Property, plant, and equipment, net	$4,222,477	$4,342,434

The Company made payments in the amounts of $88,233 and $92,979 for property and equipment during the three months ended August 31, 2022 and May 31, 2022, respectively.

Depreciation expense totaled $208,190 and $147,878 for the three months ended August 31, 2022 and May 31, 2022, respectively.

Note 9 – Right of Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 10.5 years, some of which include options to extend.

The Company’s lease expense for the three months ended August 31, 2022 and 2021 was entirely comprised of operating leases and amounted to $124,388 and $122,944, respectively. The Company’s right of use (“ROU”) asset amortization for the three months ended August 31, 2022 and 2021 was $86,749 and $70,263, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The Company has recorded total right of use assets of $4,159,621 and liabilities in the amount of $4,116,221 through August 31, 2022. During the three months ended August 31, 2022,the Company entered into an agreement to extend the lease term of its property located at 1718 Industrial Road from August 31, 2022 to August 31, 2024, resulting in an increase in right of use assets and lease liabilities in the amount of $46,745.

On May 17, 2022, pursuant to the Quinn River Joint Venture Agreement (see note 4), the Company, through CLS Nevada, Inc., entered into an agreement (the “Quinn River Lease”) to use approximately 20 acres of land for purposes of building and operating a facility to grow cannabis. The lease has a term of 9 years, with two-year renewal options. Rent is $3,500 per quarter. The initial amount of the right of use asset and operating lease liability under the Quinn River Lease was $221,469.

Right of use assets – operating leases are summarized below:

August 31, 2022
Amount at inception of leases	$4,159,621
Amount amortized	(2,045,108)
Balance – August 31, 2022	$2,114,513

Operating lease liabilities are summarized below:

Amount at inception of leases	$4,116,221
Amount amortized	(1,946,043)
Balance – August 31, 2022	$2,170,178

Warehouse and offices	$1,948,886
Land	213,727
Office equipment	7,565
Balance – August 31, 2022	$2,170,178

Lease liability	$2,170,178
Less: current portion	(341,625)
Lease liability, non-current	$1,828,553

Maturity analysis under these lease agreements is as follows:

Twelve months ended August 31, 2023	$517,658
Twelve months ended August 31, 2024	529,431
Twelve months ended August 31, 2025	519,444
Twelve months ended August 31, 2026	376,797
Twelve months ended August 31, 2027	227,999
Thereafter	684,095
Total	$2,855,424
Less: Present value discount	(685,246)
Lease liability	$2,170,178

Note 10 – Intangible Assets

Intangible assets consisted of the following at August 31, 2022 and May 31, 2022:

	August 31, 2022
	Gross	Accumulated Amortization	Net
Intellectual Property	$319,600	$(133,167)	$186,433
License & Customer Relations	990,000	(206,250)	783,750
Tradenames - Trademarks	301,000	(125,417)	178,583
Non-Compete Agreements	27,000	(27,000)	-
Domain Names	25,993	(10,219)	15,774
Total	$1,663,593	$(502,053)	$1,161,540

	May 31, 2022
		Accumulated
	Gross	Amortization	Net
Intellectual Property	$319,600	$(125,177)	$194,423
License & Customer Relations	990,000	(193,875)	796,125
Tradenames - Trademarks	301,000	(117,892)	183,108
Non-compete Agreements	27,000	(27,000)	-
Domain Names	25,993	(9,364)	16,629
Total	$1,663,593	$(473,308)	$1,190,285

Total amortization expense charged to operations for the three months ended August 31, 2022 and May 31, 2022 was $28,745 and $29,434, respectively.

Amount to be amortized during the twelve months ended August 31,
2023	$114,896
2024	114,896
2025	114,896
2026	114,896
2027	113,990
Thereafter	587,966
$1,161,540

Note 11 – Goodwill

Goodwill in the amount of $557,896 is carried on the Company’s balance sheet at August 31, 2022 and May 31, 2022 in connection with the acquisition of Alternative Solutions on June 27, 2018.

Goodwill Impairment Test

The Company assessed its intangible assets as of May 31, 2022 and 2021 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company determined that the fair value of its intangible assets exceeded the carrying value of goodwill at August 31, 2022 and May 31, 2022. As a result, no impairment was recorded. At August 31, 2022 and May 31, 2022, the net amount of goodwill on the Company’s balance sheet was $557,896.

Note 12 – Other Assets

Other assets included the following as of August 31, 2022 and May 31, 2022:

	August 31,	May 31,
	2022	2022
Security deposits	$219,000	$229,500
	$219,000	$229,500

Note 13 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at August 31, 2022 and May 31, 2022:

	August 31, 2022	May 31, 2022
Trade accounts payable	$1,670,982	$1,414,074
Accrued payroll and payroll taxes	311,483	323,254
Accrued liabilities	425,839	580,570
Total	$2,408,304	$2,317,898

Note 14- Loan Payable

The Company is a party to an accounts receivable financing agreement with a lender (the “Short Term Financing Agreement”) for two of its subsidiaries. During the three months ended August 31, 2022, the Company received cash proceeds in the amount of $650,115 from additional loans under the Short Term Financing Agreement, made payments in the amount of $585,962, and incurred fees in the amount of $75,558. At August 31, 2022, and May 31, 2022, the balance due under the Short Term Financing Agreement was $1,152,785 and $1,013,073, respectively. The loans are due in 30 days, and have a discount fee of 3%.

Note 15 – Convertible Notes Payable

August 31, 2022	May 31, 2022

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 1 was convertible into units (the “Convertible Debenture Units”) at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40 . The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of U.S. Convertible Debenture 1 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 1 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the three months ended August 31, 2022 and 2021, the Company accrued interest in the amounts of $90,089 and $90,089 on the U.S. Convertible Debenture 1, respectively. During the three months ended August 31, 2022 and 2021, the Company made interest payments in the amounts of $90,089 and $90,089, respectively. On April 15, 2021, the U.S. Convertible Debenture 1 was amended as follows: (i) the conversion price of the debenture was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $2,038,803 during the year ended May 31, 2021 in connection with this amendment.

$4,504,457	$4,504,457

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 2 was convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40 . The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 2 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 2, the conversion price of U.S. Convertible Debenture 2 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 2 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the three months ended August 31, 2022 and 2021, the Company accrued interest in the amounts of $22,522 and $22,522 on the U.S. Convertible Debenture 2, respectively. During the three months ended August 31, 2022 and 2021, the Company made interest payments in the amounts of $22,522 and $22,522, respectively. On April 15, 2021, the U.S. Convertible Debenture 2 was amended as follows: (i) the conversion price of the debentures was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $509,700 during the year ended May 31, 2021.

1,126,114	1,126,114

	August 31, 2022	May 31, 2022

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 4 was convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40 . The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of U.S. Convertible Debenture 4 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 4 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the three months ended August 31, 2022 and 2021, the Company accrued interest in the amounts of $11,982 and $11,982 on the U.S. Convertible Debenture 4, respectively. During the three months ended August 31, 2022 and 2021, the Company made interest payments in the amounts of $11,982 and $11,982, respectively. On April 19, 2021, the U.S. Convertible Debenture 4 was amended as follows: (i) the conversion price of the debenture was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 25, 2021 to October 25, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $271,164 during the year ended May 31, 2021.

	599,101	599,101

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures were to mature on a date that was three years following issuance. The Canaccord Debentures were convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40 . The value of the warrants will be recorded when the issuance becomes probable. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 8,081 shares of the Company’s common stock, and warrants to purchase 4,040 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the three months ended August 31, 2022 and 2021, the Company accrued interest in the amounts of $264,383 and $265,382 on the Canaccord Debentures, respectively. During the three months ended August 31, 2022 and 2021, the Company made interest payments in the amounts of $264,383 and $264,383, respectively. On March 31, 2021, the Canaccord Debentures were amended as follows: (i) the conversion price of the debentures was reduced to $1.20 per unit; (ii) the maturity date was extended from December 12, 2021 to December 12, 2022; (iii) the mandatory conversion threshold was reduced from a daily volume weighted average trading price of greater than $4.80 per share to $2.40 per share for the preceding ten consecutive trading days; and (iv) the exercise price of the warrants issuable upon conversion was reduced from $4.40 to $1.60 and the expiration of the warrants extended until March 31, 2024. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $3,286,012 during the year ended May 31, 2021. During the year ended May 31, 2022, principal in the aggregate amount of $281,000 was converted into an aggregate of 234,167 shares of the Company’s common stock, and warrants to purchase 117,084 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement.

	13,219,149	13,219,149

Total - Convertible Notes Payable	$19,448,821	$19,448,821
Less: Discount	(-)	(-)
Convertible Notes Payable, Net of Discounts	$19,448,821	$19,448,821

	August 31, 2022	May 31, 2022
Total - Convertible Notes Payable, Net of Discounts, Current Portion, net of discount	$19,448,821	$19,448,821
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion, net of discount	$-	$-

Discounts on notes payable amortized to interest expense – 3 months ended August 31, 2022 and 2021, respectively	$-	$21,297

Note 16- Notes Payable

August 31, 2022	May 31, 2022

Debenture in the principal amount of $250,000 (the “Debenture 1”) dated December 1, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 1 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 75,758 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 1 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,223 on Debenture 1. During the three months ended August 31, 2022 and 2021, $1,667 and $0 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $187,500 on Debenture 1. During the three months ended August 31, 2022 and 2021, $18,145 and $0 of this original issue discount was charged to operations, respectively. During three months ended August 31, 2022 and 2021, the Company accrued interest in the amounts of $9,375 and $0 on Debenture 1, respectively. During the three months ended August 31, 2022 and 2021, the Company made interest payments in the amounts of $22,917 and $0, respectively.

$250,000	$250,000

Debenture in the principal amount of $250,000 (the “Debenture 2”) dated December 21, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 2 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 75,758 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 2 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $10,428 on Debenture 2. During the three months ended August 31, 2022 and 2021, $1,009 and $0 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $187,500 on Debenture 2. During the three months ended August 31, 2022 and 2021, $18,145 and $0 of this original issue discount was charged to operations, respectively. During the three months ended August 31, 2022 and 2021, the Company accrued interest in the amounts of $9,375 and $0 on Debenture 2, respectively. During the three months ended August 31, 2022 and 2021, the Company made interest payments in the amounts of $20,833 and $0, respectively.

250,000	250,000

Debenture in the principal amount of $500,000 (the “Debenture 3”) dated December 21, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 3 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 3 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $19,335 on Debenture 3. During the three months ended August 31, 2022 and 2021, $1,871 and $0 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 3. During the three months ended August 31, 2022 and 2021, $36,290 and $0 of this original issue discount was charged to operations, respectively. During the three months ended August 31, 2022 and 2021, the Company accrued interest in the amounts of $18,750 and $0 on Debenture 3, respectively. During the three months ended August 31, 2022 and 2021, the Company made interest payments in the amounts of $41,458 and $0, respectively.

500,000	500,000

	August 31, 2022	May 31, 2022

Debenture in the principal amount of $500,000 (the “Debenture 4”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 4 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 4 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 4. During the three months ended August 31, 2022 and 2021, $1,715 and $0 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 4. During the three months ended August 31, 2022 and 2021, $37,500 and $0 of this original issue discount was charged to operations, respectively. During the three months ended August 31, 2022 and 2021, the Company accrued interest in the amounts of $18,750 and $0 on Debenture 4, respectively. During the three months ended August 31, 2022 and 2021, the Company made interest payments in the amounts of $38,750 and $0, respectively.

	500,000	500,000

Debenture in the principal amount of $500,000 (the “Debenture 5”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 5 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 5 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 5. During the three months ended August 31, 2022 and 2021, $1,715 and $0 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 5. During the three months ended August 31, 2022 and 2021, $37,500 and $0 of this original issue discount was charged to operations, respectively. During the three months ended August 31, 2022 and 2021, the Company accrued interest in the amounts of $18,750 and $0 on Debenture 5, respectively. During the three months ended August 31, 2022 and 2021, the Company made interest payments in the amounts of $38,750 and $0, respectively.

	500,000	500,000

Debenture in the principal amount of $500,000 (the “Debenture 6”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 6 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 (pos reverse split) shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 6 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 6. During the three months ended August 31, 2022 and 2021, $1,715 and $0 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 6. During the three months ended August 31, 2022 and 2021, $37,500 and $0 of this original issue discount was charged to operations, respectively. During the three months ended August 31, 2022 and 2021, the Company accrued interest in the amounts of $18,750 and $0 on Debenture 6, respectively. During the three months ended August 31, 2022 and 2021, the Company made interest payments in the amounts of $38,750 and $0, respectively.

	500,000	500,000

Total	2,500,000	2,500,000
Original Issue Discount	1,875,000	1,875,000
Notes Payable, Gross	4,375,000	4,375,000
Less: Discount	(1,486,660)	(1,681,434)
Notes Payable, Net of Discount	2,888,340	2,693,566

Discounts on notes payable amortized to interest expense – 3 months ended August 31, 2022 and 2021, respectively	$194,774	$-

Aggregate maturities of notes payable and convertible notes payable as of August 31, 2022 are as follows:

For the twelve months ended August 31,

2023	$19,448,821
2024	1,250,000
2025	1,250,000
2026	375,000
2027	375,000
Thereafter	1,125,000
Total	$23,823,821

During the year ended May 31, 2022, the Company offered for sale a maximum of $5,500,000 of debentures (the “2021 Debentures”) and warrants to purchase shares of the Company’s common stock at a price of $1.65 per share in an aggregate amount equal to one-half of the aggregate purchase price for the 2021 Debentures (the “2021 Debenture Warrants”) (collectively, the “November 2021 Offering”). During the year ended May 31, 2022, the Company received the amount of $2,500,000 pursuant to the November 2021 Offering and issued an aggregate of 757,576 warrants to purchase its common stock at an exercise price of $1.65 per share to the investors.

Note 17 – Lease Liabilities - Financing Leases

	August 31, 2022	May 31, 2022
	(unaudited)
Financing lease obligation under a lease agreement for extraction equipment dated March 14, 2022 in the original amount of $359,900 payable in forty-eight monthly installments of $10,173 including interest at the rate of 15.89%. During the three months ended August 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $16,907 and $13,612, respectively.	$332,086	$348,993

Total	$332,086	$348,993

Current portion	$74,697	$71,813
Long-term maturities	257,389	277,180
Total	$332,086	$348,993

Aggregate maturities of lease liabilities – financing leases as of August 31, 2022 are as follows:

For the period ended August 31,

2023	$74,697
2024	87,440
2025	102,357
2026	67,592
2027	-
Thereafter	-
Total	$332,086

Note 18 – Stockholders’ Equity

The Company’s authorized capital stock consists of 187,500,000 shares of common stock, par value $0.0001, at August 31, 2022 and 2021, and 5,000,000 shares of preferred stock, par value $0.001 per share.

On September 15, 2022, the Company effected a reverse stock split of its issued and outstanding common stock (“the “Reverse Split”) at a ratio of 1-for-4, whereby four shares of the Company’s common stock issued and outstanding were exchanged for one share. The number of shares of common stock issued and outstanding immediately before the Reverse Split was 290,070,272; the number of shares outstanding immediately after the reverse split was 72,517,570, a decrease of 217,552,702 shares. All share and per-share information in these financial statements have been adjusted to reflect the effects of the Reverse Split.

Common stock transactions for the three months ended August 31, 2022

None.

Common stock transactions for the three months ended August 31, 2021

Common Stock and Warrants Issued upon Conversion of Notes Payable:

On June 17, 2021, the Company issued 234,167 shares of common stock and three-year warrants to acquire 117,083 shares of common stock at a price of $4.40 per share to Canaccord Genuity Corp., as nominee, in connection with the conversion of a portion of the Canaccord Debentures in the principal amount of $281,000. No gain or loss was recorded on this transaction because the conversion was made pursuant to the terms of the original agreement.

Warrants

The Company values warrants using the Black-Scholes valuation model utilizing the following variables. On March 31, 2021, the Company reduced the conversion price of the Canaccord Debentures from $3.20 per unit to $1.20 per unit, increasing the warrants issuable upon conversion of the Canaccord Debentures from 2,102,100 to 5,629,094. As amended, each warrant issuable pursuant to conversion of the Canaccord Debentures is exercisable for one share of the Company’s common stock at a price equal to $1.60 per share until March 31, 2024.

In April 2021, the Company amended $6,229,672 in outstanding debentures to reduce the conversion price of the debentures from $3.20 per unit to $1.20 per unit, increasing the warrants issuable upon conversion of such debentures from 973,387 to 2,595,697. As amended, each warrant issuable pursuant to conversion of such debentures is exercisable for one share of the Company’s common stock at a price equal to 137.5% of the conversion price (presently $1.65 per share) until July 14, 2024.

From December 1, 2021, through January 4, 2022, the Company issued $2,500,000 in debentures and issued 757,576 warrants in connection with these debentures. Each warrant allows the holder to purchase one share of the Company’s common stock at an exercise price of $1.65 per share for three years after its date of issuance.

The following table summarizes the significant terms of warrants outstanding at August 31, 2022. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants

$1.60	191,094	1.73	$1.61	191,094	$1.60
1.65	757,580	2.33	1.65	757,580	1.65
2.40	781,250	0.70	2.40	781,250	0.70
	1,729,924	1.53	$1.98	1,729,924	$2.40

Transactions involving warrants are summarized as follows. This table does not include the unit warrants. See Unit Warrants section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2021	13,449,411	$2.12
Granted	874,665	$1.65
Exercised	-	$-
Cancelled / Expired	(12,644,153)	$2.09
Warrants outstanding at May 31, 2022	1,729,924	$1.98
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	-	$-
Warrants outstanding at August 31, 2022	1,729,924	$1.98

Unit Warrants

In February and March 2018, in connection with the Westpark offering, the Company issued five-year warrants to purchase 51,310 (post reverse split) of the Company’s units at an exercise price of $5.00 per unit. Each unit consists of four shares of common stock and one warrant to purchase a share of common stock for $3.00

On June 20, 2018, in connection with the special warrant offering, the Company issued Canaccord Genuity Corp. 579,461 three-year broker warrants at an exercise price of C$1.80 per share as compensation. Each warrant entitles the holder to purchase one unit, which consists of one share of common stock and a warrant to purchase one share of common stock, for C$2.60 per share. These warrants were valued at $1,495,373, and this amount was charged to operations during the year ended May 31, 2019. These warrants expired on June 20, 2021.

On December 12, 2018, in connection with the issuance of the Canaccord Debentures, the Company issued Canaccord Genuity Corp. as compensation 268,680 three-year agent and advisory warrants. Each warrant entitles the holder to purchase a unit for $3.20, which unit consists of one share of common stock and a warrant to purchase one-half share of common stock at an exercise price of $4.40 per share. The Company, in connection with the issuance of the Canaccord Debentures, also issued to National Bank Financial Inc., as compensation, 67,170 three-year agent and advisory warrants. Each warrant entitles the holder to purchase a unit for $3.20, which unit consists of one share of common stock and a warrant to purchase one-half share of common stock at an exercise price of $4.40 per share. The aggregate value of these warrants was $874,457, which was charged to operations during the year ended May 31, 2019. These warrants expired on December 12, 2021.

Because the unit warrants are exercisable for Common Stock and warrants, they are not included in the warrant tables above.

Note 19 – Related Party Transactions

As of August 31, 2022 and May 31, 2022, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

On August 17, 2022, the Company granted 50,000 shares of restricted common stock to Charlene Soco, an officer of the Company, effective February 4, 2022. The shares shall become fully vested, and the restrictions removed, on December 31, 2022 assuming Ms. Soco remains employed by Alternative Solutions and/or the Company on such date.

Note 20– Income Taxes

The following table summarizes the Company’s income tax accrued for the three months ended August 31, 2022:

	For the Three Months Ended August 31, 2022	For the Three Months Ended August 31, 2021
Loss before provision for income taxes	$(813,040)	$755,939
Provision for income taxes	$519,085	$328,340
Effective tax rate	63.8%	43.4%

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

Note 22 – Subsequent Events

Canaccord Debenture Amendments

On September 15, 2022, the holders of the Canaccord Debentures voted to amend the terms of the Canaccord Debentures to, among other things, (i) permit the mandatory conversion, in the Company’s discretion, of $7,931,490 in principal amount of the Canaccord Debentures plus $132,192 in accrued interest on the Canaccord Debentures into units at the reduced conversion price of $0.29 per unit; (ii) decrease the conversion price of the remaining Canaccord Debentures (following the mandatory conversion) to $0.40 per unit; (iii) reduce the mandatory conversion VWAP provision in the Canaccord Debentures from $2.40 to $0.80; (iv) provide for a reduced conversion price to holders of the Canaccord Debentures who elect to covert more than the mandatory conversion amount of Canaccord Debentures on or prior to the date of the meeting of debenture holders; (v) change the maturity date of the Canaccord Debentures so that half of the remaining Canaccord Debentures mature on December 31, 2023 and the remaining Canaccord Debentures mature on December 31, 2024; (vi) provide for the payment of interest accruing between July 1, 2022 and December 31, 2024 so that one-third of the total scheduled interest is paid on December 31, 2023 and the balance of the accrued interest is paid on December 31, 2024; and (vii) subject to the receipt of regulatory approvals, grant a security interest in certain of the Company’s assets (such as licenses, inventory (including work in process), equipment (excluding equipment subject to purchase money financing) and contract rights (excluding investments in entities other than wholly owned subsidiaries)) to the holders of the December Debentures and to other holders of the Company’s debt, now or in the future, as the Company may elect. Following the meeting, the Company elected to effect the mandatory conversion provided for in the amendments to the Canaccord Debentures and received an additional voluntary conversion of $33,787 in principal and $563 in accrued interest of the Canaccord Debentures. On September 15, 2022, the Company issued 28,414,148 shares for the conversion of $8,012,157 of convertible debt and accrued interest.

Reverse Stock Split

On September 15, 2022, the Company announced that, subject to the receipt of regulatory approvals, it planned to effect a 1-for-4 reverse stock split (the “Reverse Split”) effective at the opening of business on September 21, 2022. As a result of the reverse stock split, every 4 shares of issued and outstanding common stock will were exchanged for 1 shares of common stock, with any fractional shares being rounded up to the next higher whole share. Immediately after the reverse stock split becomes effective, the Company will have approximately 72,517,570 shares of common stock issued and outstanding. The authorized common stock and preferred stock (none of which is outstanding) will also be reduced as a result of the reverse stock split from 750,000,000 shares to 187,500,000 shares of common stock and from 20,000,000 to 5,000,000 shares of preferred stock. As a result of the reverse split, an additional 528 shares were issued for rounding.

U.S. Convertible Debenture Amendments

Effective September 15, 2022, the Company entered into agreements with the holders of U.S. Convertible Debenture 1 and U.S. Convertible Debenture 2 to make the following changes to these debentures and related subscription agreements: (i) to permit the mandatory conversion, in the Company’s discretion, of an aggregate of $3,378,342 in principal amount of U.S. Convertible Debenture 1 and 2 plus $56,307 in accrued interest on U.S. Convertible Debenture 1 and 2 into units at the reduced conversion price of $0.29 per unit; (ii) to decrease the conversion price of the remaining U.S. Convertible Debenture 1 and 2 (following the mandatory conversion) to $0.40 per unit; (iii) to reduce the mandatory conversion VWAP provision in the U.S. Convertible Debenture 1 and 2 from $2.40 to $0.80; (iv) to provide for a reduced conversion price to holders of U.S. Convertible Debenture 1 and 2 who elect to covert more than the mandatory conversion amount of U.S. Convertible Debenture 1 and 2 on or prior to September 15, 2022; (v) to change the maturity date of U.S. Convertible Debenture 1 and 2 so that half of the remaining amounts due under U.S. Convertible Debenture 1 and 2 mature on December 31, 2023 and the remaining amounts due under U.S. Convertible Debenture 1 and 2 mature on December 31, 2024; (vi) to provide for the payment of interest accruing between July 1, 2022 and December 31, 2024 so that one-third of the total scheduled interest is paid on December 31, 2023 and the balance of the accrued interest is paid on December 31, 2024; and (vii) subject to the receipt of regulatory approvals, to grant a security interest in certain of the Company’s assets (such as licenses, inventory (including work in process), equipment (excluding equipment subject to purchase money financing) and contract rights (excluding investments in entities other than wholly owned subsidiaries)) to the holders of U.S. Convertible Debenture 1 and 2 and to other holders of the Company’s debt, now or in the future, as the Company may elect. Following execution of the amendments to U.S. Convertible Debenture 1 and 2 and the related subscription documents, the Company elected to effect the mandatory conversion provided for in the amended documents. On September 15, 2022, the Company issued 12,051,401 shares for the conversion of $3,434,648 of convertible debt and accrued interest.

2022 Financing Agreement

Effective September 30, 2022, we entered into a Business Loan and Security Agreement with CBR Capital LLC to borrow $900,000.  The loan is repayable in 48 weekly installments in the amount of $13,312.50 for weeks 1-8 and $29,287.50 for weeks 9-48. CBR Capital LLC has stated that it is aware of the Canaccord Debentures and the U.S. Convertible Debentures and will agree to subordinate the CBR security interest to these debenture holders. Certain terms of the loan remain subject to regulatory approval.

Initial Cannabis Harvest by Quinn River Joint Venture

In August 2022, the Company completed the initial harvest of cannabis produced by the Quinn River Joint Venture resulting in approximately 3,000 pounds of cannabis. In September 2022 this harvest was dried, cured, and inspected, and our first sales occurred in the amount of approximately 100 pounds at a price of $1,400 per pound. In October 2022, the second harvest was completed for an additional 3,000 pounds of cannabis; it is expected that this product will be available for sale in November.

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of us and effective June 11, 2021 (the “IGH Settlement Note”). Pursuant to the IGH Settlement Note, IGH paid us $3,000,000, $1,000,000 of which was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments, which began on August 12, 2021. During the year ended May 31, 2022, we received $2,740,820 under the IGH Settlement Note, which included $2,666,670 in principal and $74,150 in accrued interest. During the three months ended August 31, 2022, we received $348,165 was due under the IGH Settlement Note, which included $333,333 in principal and $14,382 in accrued interest. As of August 31, 2022, the IGH Settlement Note has been paid in full. We record amounts paid under the IGH Settlement Note as gains when payments are received

On October 20, 2021, we entered into a management services agreement (the “Quinn River Joint Venture Agreement”) through our 50% owned subsidiary, Kealii Okamalu, LLC (“Kealii Okamalu”), with CSI Health MCD LLC (“CSI”) and a commission established by the authority of the Tribal Council of the Fort McDermitt Paiute and Shoshone Tribe (the “Tribe”). The purpose of the Quinn River Joint Venture Agreement is to establish a business (the “Quinn River Joint Venture”) to grow, cultivate, process and sell cannabis and related products. The Quinn River Joint Venture Agreement has a term of 10 years plus a 10 year renewal term from the date the first cannabis crop produced is harvested and sold. Pursuant to the Quinn River Joint Venture Agreement, Kealii Okamalu is expected to lease approximately 20-30 acres of the Tribe’s land located along the Quinn River at a cost of $3,500 per quarter and manage the design, finance and construction of a cannabis cultivation facility on such tribal lands (the “Cultivation Facility”). Kealii Okamalu will also manage the ongoing operations of the Cultivation Facility and related business, including, but not limited to, cultivation of cannabis crops, personnel staffing, product packaging, testing, marketing and sales. Packaged products will be branded as “Quinn River Farms.” We will provide 10,000 square feet of warehouse space at our Las Vegas facility, and will have preferred vendor status including the right to purchase cannabis flower and the business’s cannabis trim at favorable prices. Kealii Okamalu will contribute $6 million towards the construction of the Cultivation Facility and the working capital for the Quinn River Joint Venture. This amount will be repaid from a portion of the net income of the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. Kealii Okamalu will receive one-third of the net profits of the Quinn River Joint Venture.

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

William Barr served as United States Attorney General from February 14, 2019 to December 23, 2020. The DOJ under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. On March 11, 2021, United States President Biden’s nominee, Merrick Garland was sworn in as the U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. It is unclear what impact, if any, this administration will have on U.S. federal government enforcement policy on cannabis. Nonetheless, there is no guarantee that the position of the Department of Justice will not change.

We incurred a net loss of $1,148,478 attributable to CLS Holdings, Inc. for the three months ended August 31, 2022, resulting in an accumulated deficit as of August 31, 2022 of $96,228,295. These conditions raise substantial doubt about our ability to continue as a going concern.

COVID-19 Update

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

COVID-19 cases increased at a significant rate in November and December 2021 with the arrival of the Omicron variant, but then sharply dropped off as we started 2022. As a result, our curbside and delivery programs have now returned to approximately 20% of total dispensary revenue.  In addition, COVID-19 restrictions and mask mandates have ceased.  The number of customers and transactions at our dispensary have increased by approximately 20%, although the amount of each transaction has decreased by approximately 18% primarily as a result of the cessation of special federal unemployment benefits and the impact of the decline in the overall economy.

Our supply chain remains challenging and delayed with respect to our purchases on non-cannabis items; the purchase of cannabis-related items has returned to normal. In recent months the labor market has been very tight for us.  Although we have been able to employ sufficient staff to maintain operations at a normal level, wage increases have averaged about 15% annually in order for us to do so.

The gradual return to more normal operations from the COVID-19 pandemic is continuing to evolve and the ways that our business may respond to meet the needs of our customers cannot be fully known.

Results of Operations for the Three Months Ended August 31, 2022 and August 31, 2021

The table below sets forth our select expenses as a percentage of revenue for the applicable periods:

	Three Months Ended	Three Months Ended
	August 31, 2022	August 31, 2021
Revenue	100%	100%
Cost of Goods Sold	50%	47%
Gross Margin	50%	53%
Selling, General, and Administrative Expenses	53%	53%
Gain on Settlement of Notes Receivable	(6)%	(21)%
Provision for Income Tax	9%	6%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Three Months Ended	Three Months Ended
	August 31, 2022	August 31, 2021
Number of Customers Served (Dispensary)	82,944	65,092
Revenue	$6,044,927	$5,500,710
Gross Profit	$3,042,197	$2,896,243
Gain on Note Receivable	$(348,165)	$(1,174,082)
Net (Loss) Income	$(1,332,125)	$427,599
EBITDA (1)	$374,212	$1,351,843

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

Reconciliation of net loss for the three months ended August 31, 2022 and 2021 to EBITDA:

	Three Months Ended August 31, 2022	Three Months Ended August 31, 2021
Net Loss	$(1,148,478)	$427,599
Add:
Interest expense, net	$766,670	$418,592
Provision for income taxes	$519,085	$328,340
Depreciation and amortization	$236,935	$177,312
EBITDA	$374,212	$1,351,843

Revenues

We had revenue of $6,044,927 during the three months ended August 31, 2022, an increase of $544,217, or 10%, compared to revenue of $5,500,710 during the three months ended August 31, 2021. Our cannabis dispensary accounted for $3,888,557, or 64%, of our revenue for the three months ended August 31, 2022, an increase of $142,982, or 4%, compared to $3,745,575 during the three months ended August 31, 2021. Dispensary revenue increased during the first quarter of fiscal year 2023 because our average sales per day increased from $40,713 during the first quarter of fiscal year 2022 to $42,267 during the first quarter of fiscal year 2023. Our cannabis production accounted for $2,156,370, or 36%, of our revenue for the three months ended August 31, 2022, an increase of $401,235 or 23%, compared to $1,755,135 for the three months ended August 31, 2021. The increase in production revenues for the first quarter of fiscal year 2023 was primarily due to an increase in our THC distillate sales of almost $1,000,000, as well as sales to 10 new dispensaries and significant increases in existing customer order size and frequency. These improvements occurred as a result of our addition of a new sales director, an improvement in our product mix, the introduction of new products, and the procurement of higher quality materials. The increase was also due to greater revenue from third parties for whom we manufactured and processed their products.

Cost of Goods Sold

Our cost of goods sold for the three months ended August 31, 2022 was $3,002,730, an increase of $398,263, or 15%, compared to cost of goods sold of $2,604,467 for the three months ended August 31, 2021. The increase in cost of goods sold for the three months ended August 31, 2022 was due primarily to an increase in revenue and more aggressive competitive discounts. Cost of goods sold was 50% of sales during the three months ended August 31, 2022 resulting in a gross margin of 50%. Cost of goods sold was 47% for the three months ended August 31, 2021 resulting in a gross margin of 53%. Costs of goods sold as a percentage of revenue increased due to aggressive pricing in response to a very competitive market. Gross margin exceeded our target of 50% for the first quarter of fiscal year 2023. Cost of goods sold during the first quarter of the 2023 fiscal year primarily consisted of $2,636,259 of product cost, $198,261 of state and local fees and taxes, and $151,507 of supplies and materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $306,508, or approximately 11%, to $3,202,302 during the three months ended August 31, 2022, compared to $2,895,794 for the three months ended August 31, 2021. The increase in SG&A expenses for the three months ended August 31, 2022 was primarily due to increases in costs associated with operating the Oasis LLCs.

SG&A expense during the three months ended August 31, 2022 was primarily attributable to an aggregate of $2,686,829 in costs associated with operating the Oasis LLCs, an increase of $327,633 compared to $2,359,196 during the first quarter of fiscal 2022. The major components of the $327,633 increase in SG&A associated with the operation of the Oasis LLCs during the three months ended August 31, 2022 compared to the three months ended August 31, 2021 were as follows: payroll and related costs of $1,413,836 compared to $1,001,651; lease, facilities and office costs of $700,454 compared to $522,217; professional fees of $150,232 compared to $88,370; depreciation and amortization of $161,556 compared to $101,358; and travel of $106,074 compared to $70,886. Payroll costs increased during the first quarter of fiscal 2023 primarily due to increases in salaries of our employees related to the national labor shortage and due to an increase in the number of employees in our manufacturing division as we planned for the rollout of our pre-roll division. Payroll costs also increased due to costs incurred in connection with our response to COVID-19. Lease, facilities and office costs increased due to our efforts to prepare our facilities for the new pre-roll division by purchasing equipment and implementing compliance procedures applicable to this new division. Lease, facilities and office costs also increased due to costs incurred in connection with our response to COVID-19. Professional fees increased primarily due to legal fees related to regulatory compliance issues. Travel increased due to tribal visits in New Mexico and Northern Nevada. These increases were partially offset by a decrease in sales and marketing costs of $231,769 due toa concerted effort to reduce professional outsourced marketing programs.

Finally, SG&A decreased by $21,125 during the three months ended August 31, 2022 as a result of a decrease in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $515,474 from $536,599 during the three months ended August 31, 2021. The major component of this decrease compared to the first quarter of fiscal 2022 was follows: expenses related to travel increased by $28,467 as corporate travel returned to more normal levels. Payroll and related costs increased during the first quarter of fiscal 2023 due to an increase in the number of administrative employees to support our expanding operations. These increases were partially offset by a decrease in professional fees of $58,970.

Loss on Equity Investment

During the three months ended August 31, 2022, we had a loss on equity investment in the amount of $234,430 compared to $0 during the first quarter of fiscal 2022. The Company, through its 50% owned subsidiary Kealii Okamalu, owns a one-third interest in the Quinn River Joint Venture. The first quarter of fiscal 2023 loss represents our share of the results of the Quinn River Joint Venture. The Quinn River Joint Venture had no sales during the first quarter of fiscal 2023, as it was in the grow stage of the production cycle. The Quinn River Joint Venture completed its first harvest in August 2022, and we expect it to commence the generation of revenue in the second quarter of fiscal 2023.

Gain on Settlement of Note Receivable

During the three months ended August 31, 2022, we recorded a gain on the settlement of the IGH Settlement Note in the amount of $348,165 compared to $1,174,082 for the first quarter of fiscal 2022. This gain on the settlement arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. We vehemently disagreed and litigation ensued. On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and executed the $3,000,000 IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid us $1,000,000 on or before July 21, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments, and the final installment was paid in July 2022.

Interest Expense, Net

Our interest expense was $766,670 for the three months ended August 31, 2022, an increase of $348,078, or 83%, compared to $418,592 for the three months ended August 31, 2021. The increase in interest expense was primarily due to the original issue discount associated with the 2021 Debentures in the amount of $185,081 which was amortized to interest expense during the three months ended August 31, 2022. There was no comparable charge during the first quarter of the prior fiscal year. In addition, the increase in net interest expense for the first quarter of fiscal 2023 was due to an increase in interest expense of $174,601 in connection with  the 2021 Debentures in the principal amount of $2,500,000 (net of original issue discount of $1,875,000), which we issued in the November 2021 Debenture Offering. The increase in net interest expense for the first quarter of fiscal 2023 was partially offset by a decrease in the amortization of discounts on debentures in the amount of $11,604.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $519,085 during the three months ended August 31, 2022 compared to $328,340 during the three months ended August 31, 2021. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

Our net loss for the three months ended August 31, 2022 was $1,332,125 compared to a net income of $427,599 for the three months ended August 31, 2022, a decrease of $1,759,721, or 412%.

Non-Controlling Interest

During the three months ended August 31, 2022, the cost of our non-controlling interest in Kealii Okamalu was $183,647. This amount is composed of our portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment. There was no comparable expense during the first quarter of fiscal 2022.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the three months ended August 31, 2022 was $1,148,478 compared to a net income of $427,599 for the three months ended August 31, 2021, a decrease of $1,576,077, or 369%.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at August 31, 2022 and May 31, 2022:

	August 31,	May 31,
	2022	2022
Current Assets	$5,965,967	$6,883,557
Current Liabilities	$28,788,597	$28,112,190
Working Capital (Deficit)	$(22,822,630)	$(21,228,633)

At August 31, 2022, we had a working capital deficit of $22,822,630, an increase of $1,593,997 from the working capital deficit of $21,228,633 we had at May 31, 2022. Our working capital decreased primarily due to a reduction in cash as a result of the Company advancing an additional $805,234 to the Quinn River Joint Venture through its Kealii Okamalu subsidiary. Our partner in this entity has not made its required capital contribution so we contributed these funds to assure the venture’s continued operations.  Working capital also decreased due to an increase in our accrued potential tax liability as a result of the calculation of our tax liability under 280E, which can change based on the deductibility of applicable expenses and is not necessarily tied to operating income.  Our working capital decrease was partially offset due to an increase in inventory of $798,707 and a decrease of interest payable in the amount of $107,708, which was the result of the payment of accrued interest on the November 2021 Debentures.

Our working capital needs are expected to continue to increase, and we will seek additional debt or equity financing and re-financing to meet them. Over the next twelve months we will require additional capital to repay certain of our convertible debt and implement our business plan, including the development of other revenue sources, such as possible acquisitions and the development of the Quinn River Joint Venture. Although we recently completed the first harvest of the Quinn River Joint Venture, due to various start-up delays, we have not yet been able to sell the bulk of the resulting crop. In addition, our partner in Kealii Okamalu has not yet contributed its capital contribution and we have advanced additional amounts to cover this cash need. We believe that once we sell the initial crop from the Quinn River Joint Venture, which is expected to occur in the second quarter of fiscal 2023, and once our partner in Kealii Okamalu makes its required capital contribution, our liquidity will improve; however, we cannot yet estimate when our partner will make the required capital contribution. Until these issues are resolved, we have been relying, and likely will continue to rely, on short-term financing through the 2022 Financing Agreement and our Short Term Financing Agreement. Although we have been able to secure such financing so far, there can be no assurance that we will be able to continue to secure such financing if we continue to need it.

In September 2022, we successfully refinanced all but one of the U.S. Convertible Debentures and all of the Canaccord Debentures so that 60% of them were converted into equity and the balance of them mature in equal portions in December 2023 and December 2024. We are actively seeking to re-finance the remaining U.S. Convertible Debenture that matures on October 25, 2022 but we have not yet reached any agreement with respect to such refinancing.

Although our revenues are expected to grow as we expand our operations, we only achieved net income for the first time during our first quarter of fiscal 2022 and we have experienced net losses since such time. If we are able to re-finance the balance of our U.S. Convertible Debentures on satisfactory terms and our partner in Kealii Okamalu makes its required capital contribution, we believe we will have funds sufficient to sustain our operations at their current level, or if we require additional cash, we expect to obtain the necessary funds as described above; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations. To address these risks, we must, among other things, seek growth opportunities through additional debt and/or equity investments and acquisitions in our industry, successfully execute our business strategy, including our planned joint ventures, and successfully navigate the COVID-19 business environment in which we currently operate as well as any changes that may arise in the cannabis regulatory environment. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Cash flows used in operating activities were $1,461,763 during the three months ended August 31, 2022, an increase of $676,488, or approximately 86%, compared to $785,275 during the three months ended August 31, 2021. In deriving cash flows used in operating activities from the net losses for the first quarter of fiscal 2023 and the first quarter of fiscal 2022, certain non-cash items were (deducted from) or added back to the net loss for each such period. These amounts were $317,974 and $(975,743) for the three months ended August 31, 2022 and 2021, respectively. For the first quarter of fiscal year 2023, the most significant item deducted from the net loss was $348,165 related to the gain on settlement of the IGH Settlement Note; compared to $1,174,082 during the first quarter of fiscal 2022.

Finally, our cash used in operating activities was affected by changes in the components of working capital. The amounts of the components of working capital fluctuate for a variety of reasons, including management’s expectation of required inventory levels; the amount of accrued interest, both receivable and payable; the amount of prepaid expenses; the amount of accrued compensation and other accrued liabilities; our accounts payable and accounts receivable balances; and the capitalization of right of use assets and liabilities associated with operating leases. The overall net change in the components of working capital resulted in a decrease in cash from operating activities in the amount of $447,612 during the three months ended August 31, 2022, compared to a decrease in cash from operating activities of $237,401 during the first quarter of fiscal 2022. The more significant changes for the first quarter of fiscal 2023 were as follows: inventory increased during first quarter of fiscal 2023 by $798,707, compared to an increase of $454,468 during the first quarter of the prior fiscal year because of increased inventory levels necessary to support increased sales;; tax liability increased by $519,085 during the first quarter of fiscal 2023, compared to $328,340 during the first quarter of the prior year as we accrued potential taxes in connection with Section 280E of the tax code; accounts receivable increased by $120,942 during the first quarter of fiscal 2023 compared to a decrease of $160,306 during the first quarter of prior fiscal year due to an increase in revenue; and operating lease liability decreased by $79,974 during the first quarter of fiscal 2023 compared to $61,068 during the first quarter of prior fiscal year as certain leases were renegotiated resulting in lower monthly amortization.

Cash flows used by investing activities were $545,302 for the three months ended August 31, 2022, a decrease of $1,626,405, or 150%, compared to cash flow provided by investing activities of $1,081,103 during the three months ended August 31, 2021. This decrease was primarily due to payments for our investment in the Quinn River Joint Venture of $805,234, and payments to acquire property, plant and equipment of $88,233, all of which occurred in the first quarter of fiscal 2023. The decrease was partially offset by our receipt of principal payments on the IGH Settlement Note in the amount of $348,165 during the three months ended August 31, 2022, compared to our receipt of $1,174,082 during the three months ended August 31, 2021.

Cash flows provided by financing activities were $47,246 for the three months ended August 31, 2022, an increase of $47,246, or 100%, compared to cash flow used in financing activities of $0 during the three months ended August 31, 2021. This increase was primarily due to proceeds from the Short Term Financing Agreement in the aggregate amount of $650,115. This increase was partially offset by principal payments we made on our equipment financing lease obligations of $16,907, and payments on the Short Term Financing Agreement in the aggregate amount of $585,962. There were no comparable transactions during the first quarter of fiscal  2022.

Third Party Debt

The table below summarizes the status of our third party debt, excluding our short term receivables-based debt facility and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our common stock:

Name of Note	Original Principal Amount	Outstanding or Repaid	Payment Details

Oasis Note	$4,000,000	Repaid	Repaid

2018 U.S. Convertible Debentures	$365,991	Outstanding	Repaid

Amended and Restated 2018 U.S. Convertible Debentures	$2,252,229	Outstanding	Half due on December 31, 2023 and half due on December 31, 2024

2018 Convertible Debentures	$5,253,872	Outstanding	Half due December 31, 2023 and half due December 31, 2024

2021 Debentures*	$2,500,000	Outstanding	Due July 10, 2024.

2022 Financing Agreement	$900,000	Outstanding	Due September 2023

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

Under the original terms, the debentures bear interest, payable quarterly, at a rate of 8% per annum, with capitalization of accrued interest on a quarterly basis for the first 18 months, by increasing the then-outstanding principal amount of the debentures. The debentures originally matured on a date that was three years following their issuance. The debentures were convertible into units at a conversion price of $3.20 per unit. Each unit consists of (i) one share of our common stock, par value $0.001 and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at an initial price of $1.10. The warrants also provided that we could force their exercise at any time after the bid price of our common stock exceeds $2.20 for a period of 20 consecutive business days. The debentures include a provision for the capitalization of accrued interest on a quarterly basis for the first 18 months. After capitalizing accrued interest in the aggregate amount of $738,663, the aggregate principal amount of the debentures increased to $6,595,663.

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

On March 31, 2021, we amended the Canaccord Debentures. This Debenture Amendment (as hereafter defined) was a dilutive issuance. As a result, the conversion price of the convertible debentures was automatically reduced from $3.20 per unit to $1.20 per unit and the form of warrant attached to the subscription agreement will be amended to reduce the exercise price from $4.40 per share of common stock to 137.5% of the debenture conversion price (presently $1.65 per share of common stock).

On April 15, 2021 and April 19, 2021, we amended three of the purchasers’ debentures and subscription agreements in order to (i) reduce the conversion price of the debentures from $3.20 per unit to $1.20 per unit, and (ii) extend the maturity date of the debentures by one year to four (4) years from the execution date of the debentures. The subscription agreements, as amended, also provide that we will file a registration statement to register for resale all of the shares of common stock issuable to these three purchasers upon conversion of the debentures and the exercise of the warrants issuable upon conversion of such debentures. Each warrant issuable pursuant to the debentures is exercisable for one share of common stock at a price equal to 137.5% of the conversion price (presently $1.65 per share) for a period of three years from the earlier of the date of issuance of the warrant or the effectiveness of a registration statement registering the warrant shares.

On October 25, 2021, we repaid three of the debentures at maturity, which comprised $365,991 of principal and $2,065 of interest.

Effective September 15, 2022, we entered into agreements with the holders of two of the debentures to make the following changes to these debentures and the related subscription agreements: (i) to permit the mandatory conversion, in our discretion, of an aggregate of $3,378,342 in principal amount plus $56,307 in accrued interest into units at the reduced conversion price of $0.29 per unit; (ii) to decrease the conversion price of the remaining amount due under these debentures (following the mandatory conversion) to $0.40 per unit; (iii) to reduce the mandatory conversion VWAP provision in the debentures from $2.40 to $0.80; (iv) to provide for a reduced conversion price to holders of these debentures who elect to covert more than the mandatory conversion amount on or prior to September 15, 2022; (v) to change the maturity date so that half of the remaining amounts due mature on December 31, 2023 and the remaining amounts due mature on December 31, 2024; (vi) to provide for the payment of interest accruing between July 1, 2022 and December 31, 2024 so that one-third of the total scheduled interest is paid on December 31, 2023 and the balance of the accrued interest is paid on December 31, 2024; and (vii) subject to the receipt of regulatory approvals, to grant a security interest in certain of our assets (such as licenses, inventory (including work in process), equipment (excluding equipment subject to purchase money financing) and contract rights (excluding investments in entities other than wholly owned subsidiaries)) to the holders of these debentures and to other holders of our debt, now or in the future, as we may elect. Following execution of the amendments to these two debentures and the related subscription documents, the Company elected to effect the mandatory conversion provided for in the amended documents.

2018 Convertible Debenture Offering

On December 12, 2018, we entered into an agency agreement with two Canadian agents regarding a private offering of up to $40 million of convertible debentures of the Company at an issue price of $1,000 per debenture (the “Canaccord Debentures”). The agents sold the convertible debentures on a commercially reasonable efforts private placement basis. Each debenture was convertible into units of the Company at the option of the holder at a conversion price of $3.20 per unit at any time prior to the close of business on the last business day immediately preceding the maturity date of the debentures, being the date that is three (3) years from the closing date of the offering (the “2018 Convertible Debenture Offering”). Each unit will be comprised of one share of common stock and a warrant to purchase one-half of a share of common stock. Each warrant was initially exercisable for one share of common stock at a price of $4.40 per warrant for a period of 36 months from the closing date.

We closed the 2018 Convertible Debenture Offering on December 12, 2018, issuing $12,012,000 million in 8% senior unsecured convertible debentures at the initial closing. At the closing, we paid the agents: (A)(i) a cash fee of $354,000 for advisory services provided to us in connection with the offering; (ii) a cash commission of $720,720, equivalent to 6.0% of the aggregate gross proceeds received at the closing of the offering; (B)(i) an aggregate of 46,094 units for advisory services; and (ii) a corporate finance fee equal to 93,844 units, which is the number of units equal to 2.5% of the aggregate gross proceeds received at the closing of the offering divided by the conversion price; and (C)(i) an aggregate of 110,625 advisory warrants; and (ii) 225,225 broker warrants, which was equal to 6.0% of the gross proceeds received at the closing of the offering divided by the conversion price. During the year ended May 31, 2020, principal in the amount of $25,856 was converted into 8,080 shares of common stock. The debentures include a provision for the capitalization of accrued interest on a quarterly basis for the first 18 months. Accrued interest in the amount of $1,514,006 was capitalized, and the principal amount of the debentures is $13,500,150.

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

On March 31, 2021, the holders of the Canaccord Debentures approved the amendment of the indenture related to the Canaccord Debentures (the “Debenture Amendment”) to: (i) extend the maturity date of the Canaccord Debentures from December 12, 2021 to December 12, 2022; (ii) reduce the conversion price from $3.20 per unit (as such term is defined in the indenture) to $1.20 per unit; (iii) reduce the mandatory conversion VWAP threshold from $1.20 to $0.60 per share; and (iv) amend the definitions of “Warrant” and “Warrant Indenture” (as such terms are defined in the indenture), to reduce the exercise price of each warrant to $1.60 per share of our common stock. Simultaneously, we amended the warrant indenture to make conforming amendments and extend the expiration date of the warrants to March 31, 2024.

On August 18, 2022, we announced that we were holding a meeting of debenture holders on September 15, 2022, to seek the affirmative vote of the holders of the Canaccord Debentures to accomplish the following things: (i) to permit the mandatory conversion, in our discretion, of $7,931,490 in principal amount of the Canaccord Debentures plus $132,192 in accrued interest on the Canaccord Debentures into units at the reduced conversion price of US$0.29 per unit; (ii) to decrease the conversion price of the remaining Canaccord Debentures (following the mandatory conversion) to $0.40 per unit; (iii) to reduce the mandatory conversion VWAP provision in the Canaccord Debentures from $2.40 to $0.80; (iv) to provide for a reduced conversion price to holders of Canaccord Debentures who elect to covert more than the mandatory conversion amount of Canaccord Debentures on or prior to the date of the meeting of debenture holders; (v) to change the maturity date of the Canaccord Debentures so that half of the remaining Canaccord Debentures mature on December 31, 2023 and the remaining Canaccord Debentures mature on December 31, 2024; (vi) to provide for the payment of interest accruing between July 1, 2022 and December 31, 2024 so that one-third of the total scheduled interest is paid on December 31, 2023 and the balance of the accrued interest is paid on December 31, 2024; and (vii) to grant a security interest in certain of our assets (such as licenses, inventory (including work in process), equipment (excluding equipment subject to purchase money financing) and contract rights (excluding investments in entities other than wholly owned subsidiaries)) to the holders of the Canaccord Debentures and to other holders of debt of ours now or in the future, as we may elect, provided that we are able to secure all regulatory approvals required to make such a grant. Following the meeting, we elected to effect the mandatory conversion provided for in the amendments to the Canaccord Debentures and received an additional voluntary conversion of $33,787 in principal and $563 in accrued interest of the Canaccord Debentures.

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

November 2021 Debenture Offering

During November 2021, we commenced an offering of a maximum of $5,500,000 of 2021 Debentures and warrants to purchase shares of our common stock at an exercise price of $1.65 per share in an aggregate amount equal to one-half of the aggregate purchase price for the 2021 Debentures The proceeds of the November 2021 Debenture Offering were used to fund our investment in the Quinn River Joint Venture.

On March 9, 2022, we conducted the final closing of the November 2021 Debenture Offering. Between December 1, 2021 and January 4, 2022, we completed multiple closings of the November 2021 Debenture Offering in which we sold an aggregate of $2,500,000 of 2021 Debentures and issued an aggregate of 757,576 Debenture Warrants to the investors. The 2021 Debentures bear interest at the rate of 15% per annum calculated on the basis of a 360 day year and mature on July 10, 2024. Commencing 36 months after issuance of the 2021 Debentures and for a period of 5 years thereafter, all note holders shall receive, on an annual basis, cash payments equal to the greater of (i) 15% of the principal amount of the notes they purchased, or (ii) such purchaser’s pro rata portion of 5% of the distributions we receive for the prior fiscal year pursuant to the terms of the Quinn River Joint Venture Agreement. The Debenture Warrants have a term of 3 years and are exercisable, in whole or in part, at any time, or from time to time, after the date of issuance for $1.65 per share of our common stock.

Accounts Receivable Financing Agreement

We maintain an accounts receivable financing agreement (the “Short Term Financing Agreement”) with LeafLink Financial whereby we can sell certain of our accounts receivable for a discount of 3%.  In April 2022, the discount rate decreased to 2.5% Loans under the facility cannot exceed an aggregate of $1,500,000 and are payable within 30 days.

2022 Financing Agreement

Effective September 30, 2022, we entered into a Business Loan and Security Agreement with CBR Capital LLC to borrow $900,000.  The loan is repayable in 48 weekly installments in the amount of $13,312.50 for weeks 1-8 and $29,287.50 for weeks 9-48. CBR Capital LLC has stated that it is aware of the Canaccord Debentures and the U.S. Convertible Debentures and will agree to subordinate the CBR security interest to these debenture holders. Certain terms of the loan remain subject to regulatory approval.

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

Pursuant to the offering, we issued 7,243,014 special warrants at a price of CD$1.80 (USD$1.36) per Special Warrant. Each Special Warrant was automatically exercised, for no additional consideration, into Units on November 30, 2018.

Each Unit consisted of one Unit Share and one warrant to purchase one share of common stock. Each warrant was to be exercisable at a price of CD$2.60 for three years after our common stock was listed on a recognized Canadian stock exchange, subject to adjustment in certain events. The warrants expired on January 7, 2022. Because we did not receive a receipt from the applicable Canadian securities authorities for the qualifying prospectus by August 20, 2018, each Special Warrant entitled the holder to receive 1.1 Units (instead of one (1) Unit); provided, however, that any fractional entitlement to penalty units was rounded down to the nearest whole penalty unit.

In connection with the Special Warrant Offering, we paid a cash commission and other fees equal to CD$1,413,267 (USD$1,060,773), a corporate finance fee equal to 362,163 Special Warrants with a fair value of USD$1,413,300, and 579,461 Broker Warrants. Each Broker Warrant entitles the holder thereof to acquire one unit at a price of CD$1.80 per unit for a period of 36 months from the date that our common stock is listed on a recognized Canadian stock exchange, subject to adjustment in certain events. Our common stock commenced trading on the Canadian Stock Exchange on January 7, 2019. During the year ended May 31, 2020, we also issued investors 760,542 Special Warrants with a fair value of $7,142,550 as a penalty for failure to timely effect a Canadian prospectus with regard to the securities underlying the Special Warrants.

The Navy Capital Investors

Effective July 31, 2018, we entered into a subscription agreement with Navy Capital Green International, Ltd., a British Virgin Islands limited company (“Navy Capital”), pursuant to which we agreed to sell to Navy Capital, for a purchase price of $3,000,000, 1,875,000 units ($1.60 per unit), representing (i) 1,875,000 shares of our common stock, and (ii) three-year warrants to purchase an aggregate of 1,875,000 shares of our common stock (the “Navy Warrant Shares”) at an exercise price of $2.40 per share of common stock (the “Navy Capital Offering”). We valued the warrants using the Black-Scholes valuation model, and allocated gross proceeds in the amount of $1,913,992 to the common stock and $1,086,008 to the warrants. The closing occurred on August 6, 2018. In the subscription agreement, we also agreed to file, on or before November 1, 2018, a registration statement with the SEC registering the shares of common stock and Navy Warrant Shares issued to Navy Capital. If we failed to file the registration statement on or before that date, we were required to issue to Navy Capital an additional number of units equal to ten percent (10%) of the units originally subscribed for by Navy Capital (which would include additional warrants at the original exercise price). On August 29, 2019, we filed a registration statement with the SEC which included the shares of common stock and Navy Warrant Shares issued to Navy Capital. The warrant was exercisable from time to time, in whole or in part for three years. The warrant had anti-dilution provisions that provided for an adjustment to the exercise price in the event of a future issuance or sale of common stock at a lower price, subject to certain exceptions as set forth in the warrant. The warrant also provided that it is callable at any time after the bid price of our common stock exceeds 120% of the exercise price of the warrant for a period of 20 consecutive business days. This warrant expired on July 31, 2021.

Between August 8, 2018 and August 10, 2018, we entered into five subscription agreements, pursuant to which we sold, for an aggregate purchase price of $2,750,000, 1,718,750 units ($1.60 per unit), representing (i) 1,718,750 shares of our common stock, and (ii) three-year warrants to purchase an aggregate of 1,718,750 shares of our common stock at an exercise price of $2.40 per share of common stock. We valued the warrants using the Black-Scholes valuation model, and allocated gross proceeds in the amount of $1,670,650 to the common stock and $1,079,350 to the warrants. These warrants expired on August 7, 2021. The balance of the terms set forth in the subscription agreements are the same as the terms in the Navy Capital subscription agreement summarized above.

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

Consulting Agreements

We periodically use the services of outside investor relations consultants. During the year ended May 31, 2016, pursuant to a consulting agreement, we agreed to issue 2,500 shares of common stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of August 31, 2022, we included 5,000 shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets. The shares were valued based on the closing market price on the grant date.

On December 29, 2015, pursuant to a consulting agreement, we agreed to issue 6,250 shares of common stock per month, valued at $21,250, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of August 31, 2022, we had 12,500 shares of common stock, valued at $42,500 included in stock payable on the accompanying balance sheet. The shares were valued based on the closing market price on the grant date.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. With the exception of the first quarter of fiscal 2022, we have incurred losses from operations since inception, and have an accumulated deficit of $96,228,295 as of August 31, 2022, compared to $95,079,817 as of May 31, 2022. We had a working capital deficit of $22,822,630 as of August 31, 2022, compared to a working capital deficit of $21,228,633 as of May 31, 2022. The report of our independent auditors for the year ended May 31, 2022 contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs, and to borrow capital and to sell equity to re-finance our debt and support our plans to acquire operating businesses, execute on joint ventures, open processing facilities and finance ongoing operations. There can be no assurance that we will be successful in our efforts to raise additional debt or equity capital on reasonable terms, or at all, and/or that cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

Evaluation of Disclosure Controls and Procedures

Andrew Glashow, our Chief Executive Officer, and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, Mr. Glashow concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	We do not have adequate segregation of duties;

●	We have not established a formal written policy for the approval, identification and authorization of related party transactions

●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to our limited resources.

We plan to rectify these weaknesses by hiring additional accounting personnel once we have additional resources to do so.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Effects of Climate Change Could Adversely Affect the Quantity and Quality of Our Crops and the Cost and Availability of Energy to Our Dispensary Operations.

We are feeling the effects of climate change in terms of the temperatures in the areas where we maintain our joint venture cultivation facilities. The high temperatures are higher than in previous years and the impact of the additional heat is adversely affecting both the yield of our harvest and the quality of our crop. Rising temperatures could also cause us to reduce our growing season in the future. In addition, the effect of climate change is causing an increase in the cost of electricity to operate our dispensary operation and if temperatures remain high, could result in rationing of electricity, which could necessitate a reduction in operating hours at our dispensary.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective September 30, 2022, we entered into a Business Loan and Security Agreement with CBR Capital LLC to borrow $900,000.  The loan is repayable in 48 weekly installments in the amount of $13,312.50 for weeks 1-8 and $29,287.50 for weeks 9-48. CBR Capital LLC has stated that it is aware of the Canaccord Debentures and the U.S. Convertible Debentures and will agree to subordinate the CBR security interest to these debenture holders. Certain terms of the loan remain subject to regulatory approval.

Item 6. Exhibits.

31.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS HOLDINGS USA, INC.

Date: October 13, 2022	By:	/s/ Andrew Glashow
Andrew Glashow President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)