Form 10-Q
period 2022-11-30
CLS Holdings USA, Inc.
filed 2023-01-12
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55546

CLS HOLDINGS USA, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-1352286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 S. Industrial Road Suite 100, Las Vegas Nevada, 89102

(Address of principal executive offices) (Zip Code)

(416) 992-4539

(Registrant’s telephone number, including area code)

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 72,518,142 shares of $0.0001 par value common stock outstanding as of January 10, 2023.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended November 30, 2022

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2022	2022
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$808,592	$2,551,859
Accounts Receivable	1,005,284	618,227
Inventory	4,875,656	3,417,602
Prepaid expenses and other current assets	287,248	295,869
Total current assets	6,976,780	6,883,557

Property, plant and equipment, net of accumulated depreciation of $2,493,182 and $2,073,449	4,061,177	4,342,434
Right of use assets, operating leases	2,027,195	2,154,517
Intangible assets, net of accumulated amortization of $530,768 and $473,308	1,132,825	1,190,285
Goodwill	557,896	557,896
Investments	558,421	469,575
Other assets	208,500	229,500

Total assets	$15,522,794	$15,827,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$3,300,107	$2,317,898
Accrued interest, current	317,850	419,206
Loan payable	1,439,000	1,013,073
Lease liability - financing leases, current	77,697	71,813
Lease liability - operating leases, current	352,162	309,597
Taxes Payable	5,567,558	4,531,782
Convertible notes payable - current, net of discount of $0 and $0	400,000	19,448,821

Total current liabilities	11,454,374	28,112,190

Noncurrent liabilities
Lease liability - operating leases, non-current	1,736,837	1,893,810
Lease liability - financing leases, non-current	236,803	277,180
Convertible notes payable, net of discount $0 and $0	7,506,102	-
Notes payable, net of discount of $1,291,887 and $1,681,434	3,083,113	2,693,566

Total Liabilities	24,017,229	32,976,746

Commitments and contingencies	-	-

Stockholder’s deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 187,500,000 shares authorized at November 30, 2022 and May 31, 2022; 72,518,142 and 32,052,021 shares issued and outstanding at November 30, 2022 and May 31, 2022	7,253	3,206
Additional paid-in capital	96,142,740	77,954,748
Common stock subscribed	70,092	70,092
Accumulated deficit	(104,444,249)	(95,079,817)
Stockholder's deficit attributable to CLS Holdings, Inc.	(8,224,164)	(17,051,771)
Non-controlling interest	(270,271)	(97,211)
Total stockholder’s deficit	(8,494,435)	(17,148,982)

Total liabilities and stockholders’ deficit	$15,522,794	$15,827,764

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021

Revenue	$6,074,177	$5,414,002	$12,119,104	$10,914,712
Cost of goods sold	3,071,733	2,684,190	6,074,463	5,288,657
Gross margin	3,002,444	2,729,812	6,044,641	5,626,055
Selling, general and administrative expenses	3,505,559	3,052,433	6,707,861	5,948,227
Total operating expenses	3,505,559	3,052,433	6,707,861	5,948,227

Operating loss	(503,115)	(322,621)	(663,220)	(322,172)

Other (income) expense:
Interest expense, net	608,905	407,880	1,375,575	826,472
Loss on extinguishment of debt	6,659,359	-	6,659,359	-
(Income) Loss on equity investment	(80,319)	-	154,111	-
Gain on settlement of debt	(2,384)	-	(2,384)	-
Gain on settlement of note receivable	-	(522,246)	(348,165)	(1,696,328)
Total other (income) expense	7,185,561	(114,366)	7,838,496	(869,856)

Income (Loss) before income taxes	(7,688,676)	(208,255)	(8,501,716)	547,684

Provision for income tax	(516,691)	(140,717)	(1,035,776)	(469,057)

Net income (loss)	(8,205,367)	(348,972)	(9,537,492)	78,627

Non-controlling interest	(10,587)	3,500	173,060	3,500

Net income (loss) attributable to CLS Holdings, Inc.	$(8,215,954)	$(345,472)	$(9,364,432)	$82,127

Net income (loss) per share - basic	$(0.12)	$(0.01)	$(0.19)	$0.00

Net income (loss) per share - diluted	$(0.12)	$(0.01)	$(0.19)	$0.00

Weighted average shares outstanding - basic	65,847,863	32,039,520	48,857,603	32,017,767

Weighted average shares outstanding - diluted	65,847,863	32,039,520	48,857,603	32,035,267

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional			Non-
	Common Stock		Paid In	Stock	Accumulated	controlling
	Amount	Value	Capital	Payable	Deficit	interest	Total

Balance, May 31, 2021	31,805,354	$3,182	$77,570,934	$65,702	$(92,736,638)	$-	$(15,096,820)

Common stock issued for conversion of debt	234,167	23	280,977	-	-	-	281,000
Net income (loss) for the six months ended November 30, 2021	-	-	-	-	82,127	(3,500)	78,627
Balance, November 30, 2021	32,039,521	$3,205	$77,851,911	$65,702	$(92,654,511)	$(3,500)	$(14,737,193)

Balance, May 31, 2022	32,052,021	$3,206	$77,954,748	$70,092	$(95,079,817)	$(97,211)	$(17,148,982)

Common stock issued for the conversion of debt	40,465,546	4,047	11,528,633	-	-	-	11,532,680
Rounding for reverse split	576	-	-	-	-	-	-
Loss on extinguishment of debt	-	-	6,659,359	-	-	-	6,659,359
Net loss for the six months ended November 30, 2022	-	-	-	-	(9,364,432)	(173,060)	(9,537,492)
Balance, November 30, 2022	72,518,142	$7,253	$96,142,740	$70,092	$(104,444,249)	$(270,271)	$(8,494,435)

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	November 30, 2022	November 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,537,492)	$78,627
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity investment	154,111	-
Amortization of debt discounts and fees	394,110	35,496
Gain on settlement of note receivable	(348,165)	(1,696,328)
Loss on extinguishment of debt	6,659,359	-
Gain on debt settlement	(2,384)	-
Depreciation and amortization expense	477,193	356,455
Bad debt expense	-	129
Changes in assets and liabilities:
Accounts receivable	(387,057)	(115,060)
Prepaid expenses and other current assets	29,621	3,586
Inventory	(1,458,054)	(1,013,127)
Right of use asset	174,067	158,257
Accounts payable and accrued expenses	982,209	93,988
Accrued interest	166,547	(8,427)
Funds held in escrow	-	250,000
Deferred tax liability	1,035,776	469,057
Operating lease liability	(161,153)	(139,983)
Net cash used in operating activities	(1,821,312)	(1,527,330)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(138,476)	(145,015)
Investment in Quinn River	(242,957)	-
Cash paid for construction deposit on grow facility	-	(93,000)
Proceeds from collection of note receivable	348,165	1,696,328
Net cash provided by (used in) investing activities	(33,268)	1,458,313

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	1,717,115	303,815
Repayments on convertible debt	(200,000)	-
Repayments of loan payable	(1,371,309)	(365,991)
Principal payments on finance leases	(34,493)	-
Net cash provided by (used in) financing activities	111,313	(62,176)

Net decrease in cash and cash equivalents	(1,743,267)	(131,193)

Cash and cash equivalents at beginning of period	2,551,859	1,665,263

Cash and cash equivalents at end of period	$808,592	$1,534,070

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$894,838	$799,403
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of notes payable	$11,532,680	$281,000
Capitalized interest	$3,283	$-
Initial ROU asset and lease liability - operating	$46,745	$229,412

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2022

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

The Company has been issued a U.S. patent with respect to Its proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. These concentrates may be ingested in a number of ways, including through vaporization via electronic cigarettes (“e-cigarettes”), and used for a variety of pharmaceutical and other purposes. The Company has not commercialized its patented proprietary process or otherwise earned any revenues from it. The Company is currently exploring ways in which to generate revenue from the patent or the sale of the patent.

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of the Company effective on June 11, 2021 (the “IGH Settlement Note”). Pursuant to the IGH Settlement Note, IGH paid the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the year ended May 31, 2022, the Company received $2,740,820 under the IGH Settlement Note, which included $2,666,670 in principal and $74,150 in accrued interest. During the six months ended November 30, 2022, the Company received $348,165 under the IGH Settlement Note, which included $333,333 in principal and $14,832 in accrued interest. As of November 30, 2022, the IGH Settlement Note had been repaid in full. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

On October 20, 2021, the Company entered into a management services agreement (the “Quinn River Joint Venture Agreement”) through its 50% owned subsidiary, Kealii Okamalu, LLC (“Kealii Okamalu”), with CSI Health MCD LLC (“CSI”) and a commission established by the authority of the Tribal Council of the Fort McDermitt Paiute and Shoshone Tribe (the “Tribe”). The purpose of the Quinn River Joint Venture Agreement is to establish a business (the “Quinn River Joint Venture”) to grow, cultivate, process and sell cannabis and related products. The Quinn River Joint Venture Agreement has a term of 10 years plus a 10-year renewal term from the date the first cannabis crop produced is harvested and sold. Pursuant to the Quinn River Joint Venture Agreement, Kealii Okamalu leases approximately 20-30 acres of the Tribe’s land located along the Quinn River at a cost of $3,500 per quarter and managed the design, finance and construction of a cannabis cultivation facility on such tribal lands (the “Cultivation Facility”). Kealii Okamalu also manages the ongoing operations of the Cultivation Facility and related business, including, but not limited to, cultivation of cannabis crops, personnel staffing, product packaging, testing, marketing and sales. Packaged products are branded as “Quinn River Farms.” The Company has provided up to 10,000 square feet of warehouse space at its Las Vegas facility for the Quinn River product and has preferred vendor status, including the right to purchase cannabis flower and the business’s cannabis trim at favorable prices. Kealii Okamalu is expected to ultimately contribute $6 million towards the construction of the Cultivation Facility and the working capital for the Quinn River Joint Venture. This amount will be repaid from a portion of the net income of the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. After repayment to Kealii Okamalu of the initial investment amount of approximately $6 million, Kealii Okamalu will receive one-third of the net profits of the Quinn River Joint Venture.

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

William Barr served as United States Attorney General from February 14, 2019 to December 23, 2020. The DOJ under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. On March 11, 2021, United States President Biden’s nominee, Merrick Garland was sworn in as the U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. It is unclear what impact, if any, this administration will have on U.S. federal government enforcement policy on cannabis. There is no guarantee that the position of the Department of Justice will change.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $808,592 and $2,551,859 as of November 30, 2022 and May 31, 2022, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had $0 and $129 of bad debt expense during the three months ended November 30, 2022 and 2021, respectively. The Company had $0 and $129 of bad debt expense during the six months ended November 30, 2022 and 2021, respectively.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At November 30, 2022, the net carrying value of goodwill on the Company’s balance sheet remained at $557,896.

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

Non-Controlling Interests

The Company reports “non-controlling interest in subsidiary” as a component of equity, separate from parent’s equity, on the Consolidated Balance Sheets. In addition, the Company’s Consolidated Statements of Operations includes “net income (loss) attributable to non-controlling interest.” During the three months ended November 30, 2022 and 2021, the Company reported a non-controlling interest in the amount of ($10,587) and $3,500, respectively, representing 50% of the (income) loss incurred by its partially owned subsidiary, Kealii Okamalu. During the six months ended November 30, 2022 and 2021, the Company reported a non-controlling interest in the amount of $173,060 and $3,500, respectively, representing 50% of the loss incurred by its partially owned subsidiary, Kealii Okamalu.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $175,232 and $341,872 for the three months ended November 30, 2022 and 2021, respectively. Total recognized advertising and marketing expenses were $398,125 and $788,538 for the six months ended November 30, 2022 and 2021, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $683 and $9,908 for the three months ended November 30, 2022 and 2021, respectively. The Company incurred research and development costs of $683 and $10,508 for the six months ended November 30, 2022 and 2021, respectively.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and six months ended November 30, 2022 and 2021:

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2022	November 30, 2021
Cannabis Dispensary	3,792,804	3,591,399
Cannabis Production	2,281,373	1,822,603
	$6,074,177	$5,414,002

	For the Six	For the Six
	Months Ended	Months Ended
	November 30, 2022	November 30, 2021
Cannabis Dispensary	7,681,361	7,336,974
Cannabis Production	4,437,743	3,577,738
	$12,119,104	$10,914,712

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At November 30, 2022 and 2021, the Company had the following potentially dilutive instruments outstanding: at November 30, 2022, a total of 42,653,147 shares (21,962,699 issuable upon the exercise of warrants, 256,550 issuable upon the exercise of unit warrants, 20,403,898 issuable upon the conversion of convertible notes payable and accrued interest, and 30,000 in stock to be issued); and at November 30, 2021, a total of 18,857,739 shares (1,656,467 issuable upon the exercise of warrants, 760,323 issuable upon the exercise of unit warrants, 16,423,449 issuable upon the conversion of convertible notes payable and accrued interest, and 17,500 in stock to be issued).

The following is a reconciliation for the calculation of basic and diluted earnings per share for the three and six months ended November 30, 2022 and 2021:

	For the Three Months Ended November 30,
	2022	2021

Net income (loss) attributable to CLS Holdings, Inc.	$(8,215,954)	$(345,472)
Weighted average number of common shares outstanding	65,847,863	32,039,520
Dilutive effect of shares issuable	-	-
Diluted weighted average number of common shares outstanding	65,847,863	32,039,520
Basic earnings (loss) per share	$(0.12)	$(0.01)
Diluted earnings (loss) per share	$(0.12)	$(0.01)

	For the Six Months Ended November 30,
	2022	2021

Net income (loss) attributable to CLS Holdings, Inc.	$(9,364,432)	$82,127
Weighted average number of common shares outstanding	48,857,603	32,017,767
Dilutive effect of shares issuable	-	17,500
Diluted weighted average number of common shares outstanding	48,857,603	32,035,267
Basic earnings (loss) per share	$(0.19)	$0.00
Diluted earnings (loss) per share	$(0.19)	$0.00

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the three and six months ended November 30, 2022. For the three and six months ended November 30, 2022, the Company excluded from the calculation of fully diluted earnings per share the following instruments which were anti-dilutive: shares issuable pursuant to the conversion of notes payable and accrued interest, shares issuable pursuant to the exercise of warrants, and 30,000 shares of common stock issuable.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $104,444,249 as of November 30, 2022. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with revenues from operations.

Note 3 – Joint Venture and Options Transaction

In Good Health

On October 31, 2018, the Company, CLS Massachusetts, and IGH, which converted to a for-profit corporation on November 6, 2018 (the “Conversion”), entered into the IGH Option Agreement. Under the terms of the IGH Option Agreement, CLS Massachusetts had an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that was one year after the effective date of the Conversion and December 1, 2019 and ending on the date that was 60 days after such date (the “Option Period”). If CLS Massachusetts exercised the IGH Option, the Company, a wholly-owned subsidiary of the Company and IGH would enter into the IGH Merger Agreement (the form of which had been agreed to by the parties). At the effective time of the merger contemplated by the IGH Merger Agreement, CLS Massachusetts would pay a purchase price of $47,500,000, subject to reduction as provided in the IGH Merger Agreement, payable as follows: $35 million in cash, $7.5 million in the form of a five-year promissory note, and $5 million in the form of restricted common stock of the Company, plus $2.5 million as consideration for a non-competition agreement with IGH’s President, payable in the form of a five-year promissory note. IGH and certain IGH stockholders holding sufficient aggregate voting power to approve the transactions contemplated by the IGH Merger Agreement entered into agreements pursuant to which such stockholders, among other things, agreed to vote in favor of such transactions.

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the year ended May 31, 2022, the Company received $2,740,820 under the IGH Settlement Note, which included $2,666,670 in principal and $74,150 in accrued interest. During the six months ended November 30, 2022, the Company received $348,165 under the IGH Settlement Note, which included $333,333 in principal and $14,832 in accrued interest. As of November 30, 2022, the IGH Settlement Note had been repaid in full. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

Quinn River Joint Venture

On October 20, 2021, the Company entered into a management services agreement (the “Quinn River Joint Venture Agreement”) through its 50% owned subsidiary, Kealii Okamalu, with CSI Health MCD LLC (“CSI”) and a commission established by the authority of the Tribal Council of the Fort McDermitt Paiute and Shoshone Tribe (“Tribe”). The purpose of the Quinn River Joint Venture Agreement is to establish a business (the “Quinn River Joint Venture”) to grow, cultivate, process, and sell cannabis and related products. The Quinn River Joint Venture Agreement has an initial term of 10 years plus a 10 year renewal option from the date the first cannabis crop produced is harvested and sold. Pursuant to the Quinn River Joint Venture Agreement, Kealii Okamalu is expected to eventually lease approximately 20-30 acres of the Tribe’s land located along the Quinn River at a cost of $3,500 per quarter. Additionally, pursuant to the terms of the Quinn River Joint Venture Agreement, Kealii Okamalu has managed the design, finance and construction of a cannabis cultivation facility on such tribal lands (“the Cultivation Facility”). Kealii Okamalu also manages the ongoing operations of the Cultivation Facility and related business, including, but not limited to, the cultivation of cannabis crops, personnel staffing, product packaging, testing, marketing and sales. Packaged products are branded as “Quinn River Farms.” The Company will provide up to 10,000 square feet of warehouse space at its Las Vegas facility for the Quinn River Joint Venture product, and has preferred vendor status, including the right to purchase cannabis flower and the business’s cannabis trim at favorable prices. Kealii Okamalu is expected to contribute up to $6 million (the “Invested Amount”) towards the construction of the Cultivation Facility and the working capital for the Quinn River Joint Venture. This amount will be repaid from the portion of the net profits of the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. After repayment of the Invested Amount, Kealii Okamalu will receive one-third of the net profits of the Quinn River Joint Venture.

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

During the six months ended November 30, 2022, Kealii Okamalu made cash investments in the aggregate amount of $242,957 in the Quinn River Joint Venture. The Company also purchased $84,327 of fixed assets for use by the Quinn River Joint Venture which are on the balance sheet of Kealii Okamalu. During the six months ended November 30, 2022, the Quinn River Joint Venture recorded a loss in the amount of $462,333. One-third of this amount, or $154,111, was charged to the financial statements of Kealii Okamalu and recorded as a loss on equity investment in the Company’s financial statements for the six months ended November 30, 2022. The Company’s net equity investment in the Quinn River Joint Venture was $558,421 at November 30, 2022.

Note 4 – Accounts Receivable

Accounts receivable was $1,005,284 and $618,227 at November 30, 2022 and May 31, 2022, respectively. The Company had bad debt expense of $0 and $129 during the three months ended November 30, 2022 and 2021. The Company had bad debt expense of $0 and $129 during the six months ended November 30, 2022 and 2021. No allowance for doubtful accounts was necessary during the three and six months ended November 30, 2022 and 2021.

Note 5 – Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	November 30,	May 31,
	2022	2022
Raw materials	$494,981	$297,563
Finished goods	4,380,675	3,120,039
Total	$4,875,656	$3,417,602

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at November 30, 2022 and May 31, 2022:

	November 30,	May 31,
	2022	2022
Deposits	$-	2,016
Prepaid expenses	287,248	293,853
Total	$287,248	$295,869

Deposits consist of amounts paid in advance for the acquisition of property and equipment. Prepaid expenses consist primarily of annual license fees charged by the State of Nevada; these fees are paid in advance and amortized over the one-year term of the licenses.

Note 7 – Notes Receivable

IGH Note Receivable

On October 31, 2018, in connection with an option to purchase transaction (see note 4 for details), the Company loaned $5,000,000 pursuant to the IGH Note to IGH.

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the year ended May 31, 2022, the Company received $2,740,820 under the IGH Settlement Note, which included $2,666,670 in principal and $74,150 in accrued interest. During the six months ended November 30, 2022, the Company received $348,165 under the IGH Settlement Note, which included $333,333 in principal and $14,832 in accrued interest. As of November 30, 2022, the IGH Settlement Note had been repaid in full. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

Note 8 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at November 30, 2022 and May 31, 2022:

	November 30, 2022	May 31, 2022
Office equipment	$136,476	$132,859
Furniture and fixtures	148,358	148,358
Machinery & Equipment	2,557,078	2,447,715
Leasehold improvements	3,712,447	3,686,951
Less: accumulated depreciation	(2,493,182)	(2,073,449)
Property, plant, and equipment, net	$4,061,177	$4,342,434

The Company made payments in the amounts of $138,476 and $145,015 for property and equipment during the six months ended November 30, 2022 and May 31, 2022, respectively.

Depreciation expense totaled $211,543 and $150,428 for the three months ended November 30, 2022 and 2021, respectively. Depreciation expense totaled $419,733 and $298,306 for the six months ended November 30, 2022 and 2021, respectively.

Note 9 – Right of Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 10.5 years, some of which include options to extend.

The Company’s lease expense for the three months ended November 30, 2022 and 2021 was entirely comprised of operating leases and amounted to $83,520 and $126,430, respectively. The Company’s lease expense for the six months ended November 30, 2022 and 2021 was entirely comprised of operating leases and amounted to $207,908 and $249,374, respectively. The Company’s right of use (“ROU”) asset amortization for the three months ended November 30, 2022 and 2021 was $87,318 and $80,021, respectively. The Company’s right of use (“ROU”) asset amortization for the three months ended November 30, 2022 and 2021 was $174,067 and $158,257, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The Company has recorded total right of use assets of $4,159,621 and liabilities in the amount of $4,116,221 through November 30, 2022. During the six months ended November 30, 2022, the Company entered into an agreement to extend the lease term of its property located at 1718 Industrial Road from August 31, 2022 to August 31, 2024, resulting in an increase in right of use assets and lease liabilities in the amount of $46,745.

On May 17, 2022, pursuant to the Quinn River Joint Venture Agreement (see note 4 for details), the Company, through CLS Nevada, Inc., entered into an agreement (the “Quinn River Lease”) to use approximately 20 acres of land for purposes of building and operating a facility to grow cannabis. The lease has a term of 9 years, with two-year renewal options. Rent is $3,500 per quarter. The initial amount of the right of use asset and operating lease liability under the Quinn River Lease was $221,469.

Right of use assets – operating leases are summarized below:

November 30, 2022
Amount at inception of leases	$4,159,621
Amount amortized	(2,132,426)
Balance – November 30, 2022	$2,027,195

Operating lease liabilities are summarized below:

Amount at inception of leases	$4,116,221
Amount amortized	(2,027,222)
Balance – November 30, 2022	$2,088,999

Warehouse and offices	$1,808,834
Land	211,211
Office equipment	7,150
Balance – November 30, 2022	$2,027,195

Lease liability	$2,088,999
Less: current portion	(352,162)
Lease liability, non-current	$1,736,837

Maturity analysis under these lease agreements is as follows:

Twelve months ended November 30, 2023	$521,105
Twelve months ended November 30, 2024	526,348
Twelve months ended November 30, 2025	522,901
Twelve months ended November 30, 2026	301,547
Twelve months ended November 30, 2027	229,320
Thereafter	626,435
Total	$2,727,656
Less: Present value discount	(638,657)
Lease liability	$2,088,999

Note 10 – Intangible Assets

Intangible assets consisted of the following at November 30, 2022 and May 31, 2022:

	November 30, 2022
	Gross	Accumulated Amortization	Net
Intellectual Property	$319,600	$(141,157)	$178,443
License & Customer Relations	990,000	(218,625)	771,375
Tradenames - Trademarks	301,000	(132,942)	168,058
Non-Compete Agreements	27,000	(27,000)	-
Domain Names	25,993	(11,044)	14,949
Total	$1,663,593	$(530,768)	$1,132,825

	May 31, 2022
		Accumulated
	Gross	Amortization	Net
Intellectual Property	$319,600	$(125,177)	$194,423
License & Customer Relations	990,000	(193,875)	796,125
Tradenames - Trademarks	301,000	(117,892)	183,108
Non-compete Agreements	27,000	(27,000)	-
Domain Names	25,993	(9,364)	16,629
Total	$1,663,593	$(473,308)	$1,190,285

Total amortization expense charged to operations for the three months ended November 30, 2022 and 2021 was $28,715 and $28,715, respectively. Total amortization expense charged to operations for the six months ended November 30, 2022 and 2021 was $57,460 and $58,149, respectively.

Amount to be amortized during the twelve months ended November 30,
2023	$114,896
2024	114,896
2025	114,896
2026	114,896
2027	113,165
Thereafter	560,076
$1,132,825

Note 11 – Goodwill

Goodwill in the amount of $557,896 is carried on the Company’s balance sheet at November 30, 2022 and May 31, 2022 in connection with the acquisition of Alternative Solutions on June 27, 2018.

Goodwill Impairment Test

The Company assessed its intangible assets as of May 31, 2022 and 2021 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company determined that the fair value of its intangible assets exceeded the carrying value of goodwill at November 30, 2022 and May 31, 2022. As a result, no impairment was recorded. At November 30, 2022 and May 31, 2022, the net amount of goodwill on the Company’s balance sheet was $557,896.

Note 12 – Other Assets

Other assets included the following as of November 30, 2022 and May 31, 2022:

	November 30,	May 31,
	2022	2022
Security deposits	$208,500	$229,500
	$208,500	$229,500

Note 13 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at November 30, 2022 and May 31, 2022:

	November 30, 2022	May 31, 2022
Trade accounts payable	$2,207,945	$1,414,074
Accrued payroll and payroll taxes	304,644	323,254
Accrued liabilities	539,487	580,570
Legal fees in dispute (a)	248,031	-
Total	$3,300,107	$2,317,898

a.

Amount represents invoices received by the Company from prior legal counsel for services.  As of November 30, 2022, the Company has completed its investigation of these invoices and has determined not to approve them for payment. Furthermore, on January 4, 2023, the company filed a Florida Bar Association Complaint against the lawyer who provided the services. The Bar Complaint seeks sanctions for “Excessive and Unreasonable Legal Fees”, “Violation of the Attorney-Client Privilege” and  “Intentional Delay and Harm to the Company’s Interest”.

Note 14 – Loans Payable

Leaflink Financing Agreement

The Company is a party to an accounts receivable financing agreement with a lender (the “Short Term Financing Agreement”) for two of its subsidiaries. During the three months ended November 30, 2022, the Company received cash proceeds in the amount of $0 from additional loans under the Short-Term Financing Agreement, made payments in the amount of $765,000 and incurred fees in the amount of $0. During the six months ended November 30, 2022, the Company received cash proceeds in the amount of $650,115 from additional loans under the Short-Term Financing Agreement, made payments in the amount of $1,350,962, and incurred fees in the amount of $75,558. At November 30, 2022, and May 31, 2022, the balance due under the Short Term Financing Agreement was $387,784 and $1,013,073, respectively. The loans are due in 30 days and have a discount fee of 3%.

2022 Financing Agreement CBR

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

During the three months ended November 30, 2022, the Company received cash proceeds in the amount of $873,000 from the loan agreement and made payments in the amount of $93,188. Of these payments $5,652 was principal and $87,536 was interest. At the inception of the loan, the Company recorded a discount in the amount of $27,000 related to prepaid fees. During the three months ended November 30, 2022, the Company amortized $3,938 of these fees to interest expense, the balance of the discount remaining at November 20, 2022 is $23,063. At November 30, 2022, and May 31, 2022, the balance due under the CBR Agreement was $871,286 and $0 net of discount, respectively

2022 Financing Agreement TVT

Effective October 21, 2022, we entered into a Purchase and Sale of Future Receipts Agreement with TVT Business Funding LLC to borrow $200,000. The loan is repayable in 48 weekly installments in the amount of $5,916.67.

During the three months ended November 30, 2022, the Company received cash proceeds in the amount of $194,000 from the loan agreement and made payments in the amount of $29,583. Of these payments $14,695 was principal and $14,888 was interest. At the inception of the loan, the Company recorded a discount in the amount of $6,000 related to prepaid fees. During the three months ended November 30, 2022, the Company amortized $625 of these fees to interest expense, the balance of the discount remaining at November 20, 2022 is $5,375. At November 30, 2022, and May 31, 2022, the balance due under the TVT Agreement was $179,930 and $0 net of discount, respectively

Note 15 – Convertible Notes Payable

November 30, 2022	May 31, 2022

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 1 was convertible into units (the “Convertible Debenture Units”) at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of U.S. Convertible Debenture 1 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 1 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the three and six months ended November 30, 2022, the Company accrued interest in the amounts of $45,045 and $135,134 on the U.S. Convertible Debenture 1, respectively. During the three and six months ended November 30, 2022, the Company made interest payments in the amounts of $0 and $90,089, respectively. On April 15, 2021, the U.S. Convertible Debenture 1 was amended as follows: (i) the conversion price of the debenture was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $2,038,803 during the year ended May 31, 2021 in connection with the amendment. On September 15, 2022, the U.S. Convertible Debenture 1 was further amended as follows: (i) the conversion price of debentures with a principal amount of $2,702,674 was reduced to $0.285 per unit, and these debentures along with accrued interest in the amount of $45,044 were converted to 9,641,118 shares of common stock and warrants to purchase 4,820,560 shares of common stock; (ii) the conversion price of the remaining debentures with a principal amount of $1,801,783 was reduced to $0.40 per share; (iii) the maturity date of 50% of the remaining debentures with a principal amount of $900,891.50 was extended to December 31, 2023, and the maturity date of 50% of the remaining debentures with a principal amount of $900,891.50 was extended to December 31, 2024; and (iv) the conversion price of the warrants issuable upon conversion of the debentures was reduced to $0.40. The value of the warrants will be determined when the issuance becomes probable. This amendment was accounted for as an extinguishment of debt, and a loss in the amount of $1,689,368 was recorded on this transaction.

$1,801,783	$4,504,457

November 30, 2022	May 31, 2022

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 2 was convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. On July 26, 2019, U.S. Convertible Debenture 2 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 2, the conversion price of U.S. Convertible Debenture 2 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 2 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the three and six months ended November 30, 2022, the Company accrued interest in the amounts of $11,261 and $33,783 on the U.S. Convertible Debenture 2, respectively. During the three and six months ended November 30, 2022, the Company made interest payments in the amounts of $0 and $22,522, respectively. On April 15, 2021, the U.S. Convertible Debenture 2 was amended as follows: (i) the conversion price of the debentures was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $509,700 during the year ended May 31, 2021. On September 15, 2022, the U.S. Convertible Debenture 2 was further amended as follows: (i) the conversion price of debentures with a principal amount of $675,668 was reduced to $0.285 per unit, and these debentures along with accrued interest in the amount of $11,261 were converted to 2,410,279 shares of common stock and warrants to purchase 1,205,140 shares of common stock; (ii) the conversion price of the remaining debentures with a principal amount of $450,446 was reduced to $0.40 per share; (iii) the maturity date of 50% of the remaining debentures with a principal amount of $225,223 was extended to December 31, 2023, and the maturity date of 50% of the remaining debentures with a principal amount of $225,223 was extended to December 31, 2024; and (iv) the conversion price of the warrants issuable upon conversion of the debentures was reduced to $0.40. The value of the warrants will be determined when the issuance becomes probable. This amendment was accounted for as an extinguishment of debt, and a loss in the amount of $422,331 was recorded on this transaction.

450,446	1,126,114

November 30, 2022	May 31, 2022

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 4 was convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of U.S. Convertible Debenture 4 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 4 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the three and six months ended November 30, 2022, the Company accrued interest in the amounts of $12,527 and $24,509 on the U.S. Convertible Debenture 4, respectively. During the three and six months ended November 30, 2022, the Company made interest payments in the amounts of $11,982 and $23,964, respectively. On April 19, 2021, the U.S. Convertible Debenture 4 was amended as follows: (i) the conversion price of the debenture was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 25, 2021 to October 25, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $271,164 during the year ended May 31, 2021. On October 25, 2022, the Company received a notice of demand from the lender, placing the U.S. Convertible Debt 4 into default status. On November 1, 2022, the Company entered into a forbearance agreement with the lender (the “Forbearance Agreement”) with the following terms: (i) the Company will pay the lender the amount of $150,000 on November 2, 2022, and an additional $50,000 each month for the following nine months, or a total of $600,000; (ii) the default interest rate of 12% will be applied on the existing principal balances until paid in full; (iii) lender shall forbear from taking any further action based upon the existing default. As a result of this agreement, the Company capitalized $3,283 of accrued interest. During the three months ended November 30, 2022, the Company made payments in the aggregate amount of $200,000 pursuant to Forbearance Agreement. The Company recognized a gain in the amount of $2,384 on this transaction during the three months ended November 30, 2022.

400,000	599,101

	November 30, 2022	May 31, 2022

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures were to mature on a date that was three years following issuance. The Canaccord Debentures were convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 8,081 shares of the Company’s common stock, and warrants to purchase 4,040 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the three and six months ended November 30, 2022, the Company accrued interest in the amounts of $131,628 and $396,011 on the Canaccord Debentures, respectively. During the three and six months ended November 30, 2022, the Company made interest payments in the amounts of $0 and $264,383, respectively. On March 31, 2021, the Canaccord Debentures were amended as follows: (i) the conversion price of the debentures was reduced to $1.20 per unit; (ii) the maturity date was extended from December 12, 2021 to December 12, 2022; (iii) the mandatory conversion threshold was reduced from a daily volume weighted average trading price of greater than $4.80 per share to $2.40 per share for the preceding ten consecutive trading days; and (iv) the exercise price of the warrants issuable upon conversion was reduced from $4.40 to $1.60 and the expiration of the warrants extended until March 31, 2024. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $3,286,012 during the year ended May 31, 2021. During the year ended May 31, 2022, principal in the aggregate amount of $281,000 was converted into an aggregate of 234,167 shares of the Company’s common stock, and warrants to purchase 117,084 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. On September 15, 2022, the Canaccord Debentures were further amended as follows: (i) the conversion price of debentures with a principal amount of $7,965,278 was reduced to $0.285 per unit, and these debentures along with accrued interest in the amount of $132,755 were converted to 28,414,149 shares of common stock and warrants to purchase 14,207,075 shares of common stock; (ii) the conversion price of the remaining debentures with a principal amount of $52,53,873 was reduced to $0.40 per share; (iii) the maturity date of 50% of the remaining debentures with a principal amount of $2,626,936.50 was extended to December 31, 2023, and the maturity date of 50% of the remaining debentures with a principal amount of $2,626,936.50 was extended to December 31, 2024; and (iv) the conversion price of the warrants issuable upon conversion of the debentures was reduced to $0.40. The value of the warrants will be determined when the issuance becomes probable. This amendment was accounted for as an extinguishment of debt, and a loss in the amount of $4,547,660 was recorded on this transaction.

	5,253,873	13,219,149

Total - Convertible Notes Payable	$7,906,102	$19,448,821
Less: Discount	(-)	(-)
Convertible Notes Payable, Net of Discounts	$7,906,102	$19,448,821

	November 30, 2022	May 31, 2022
Total - Convertible Notes Payable, Net of Discounts, Current Portion, net of discount	$400,000	$19,448,821
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion, net of discount	$7,506,102	$-

Discounts on notes payable amortized to interest expense – 3 months ended November 30, 2022 and 2021, respectively	$-	$14,199

Discounts on notes payable amortized to interest expense – 6 months ended November 30, 2022 and 2021, respectively	$-	$35,496

Note 16 – Notes Payable

November 30, 2022	May 31, 2022

Debenture in the principal amount of $250,000 (the “Debenture 1”) dated December 1, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 1 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 75,758 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 1 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,223 on Debenture 1. During the three and six months ended November 30, 2022 $1,667 and $3,333 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $187,500 on Debenture 1. During the three and six months ended November 30, 2022, $18,145 and $36,290 of this original issue discount was charged to operations, respectively. During three and six months ended November 30, 2022, the Company accrued interest in the amounts of $9,375 and $18,750 on Debenture 1, respectively. During the three and six months ended November 30, 2022, the Company made interest payments in the amounts of $8,333 and $31,250, respectively.

$250,000	$250,000

Debenture in the principal amount of $250,000 (the “Debenture 2”) dated December 21, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 2 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 75,758 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 2 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $10,428 on Debenture 2. During the three and six months ended November 30, 2022, $1,009 and $2,018 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $187,500 on Debenture 2. During the three and six months ended November 30, 2022, $18,145 and $36,290 of this original issue discount was charged to operations, respectively. During the three and six months ended November 30, 2022, the Company accrued interest in the amounts of $9,375 and $18,750 on Debenture 2, respectively. During the three and six months ended November 30, 2022, the Company made interest payments in the amounts of $8,333 and $29,167, respectively.

250,000	250,000

November 30, 2022	May 31, 2022

Debenture in the principal amount of $500,000 (the “Debenture 3”) dated December 21, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 3 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 3 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $19,335 on Debenture 3. During the three and six months ended November 30, 2022, $1,871 and $3,742 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 3. During the three and six months ended November 30, 2022, $36,290 and $72,581 of this original issue discount was charged to operations, respectively. During the three and six months ended November 30, 2022, the Company accrued interest in the amounts of $18,750 and $37,500 on Debenture 3, respectively. During the three and six months ended November 30, 2022, the Company made interest payments in the amounts of $16,667 and $58,125, respectively.

500,000	500,000

Debenture in the principal amount of $500,000 (the “Debenture 4”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 4 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 4 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 4. During the three and six months ended November 30, 2022, $1,715 and $3,431 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 4. During the three and six months ended November 30, 2022, $37,500 and $75,000 of this original issue discount was charged to operations, respectively. During the three and six months ended November 30, 2022, the Company accrued interest in the amounts of $18,750 and $37,500 on Debenture 4, respectively. During the three and six months ended November 30, 2022, the Company made interest payments in the amounts of $16,667 and $55,417, respectively.

500,000	500,000

	November 30, 2022	May 31, 2022

Debenture in the principal amount of $500,000 (the “Debenture 5”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 5 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 5 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 5. During the three and six months ended November 30, 2022, $1,715 and $3,431 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 5. During the three and six months ended November 30, 2022, $37,500 and $75,000 of this original issue discount was charged to operations, respectively. During the three and six months ended November 30, 2022, the Company accrued interest in the amounts of $18,750 and $37,500 on Debenture 5, respectively. During the three and six months ended November 30, 2022, the Company made interest payments in the amounts of $16,667 and $55,417, respectively.

	500,000	500,000

Debenture in the principal amount of $500,000 (the “Debenture 6”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 6 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 6 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 6. During the three and six months ended November 30, 2022, $1,715 and $3,431 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 6. During the three and six months ended November 30, 2022, $37,500 and $75,000 of this original issue discount was charged to operations, respectively. During the three and six months ended November 30, 2022, the Company accrued interest in the amounts of $18,750 and $37,500 on Debenture 6, respectively. During the three and six months ended November 30, 2022, the Company made interest payments in the amounts of $16,667 and $55,714, respectively.

	500,000	500,000

Total	$2,500,000	$2,500,000
Original Issue Discount	1,875,000	1,875,000
Notes Payable, Gross	4,375,000	4,375,000
Less: Discount	(1,291,887)	(1,681,434)
Notes Payable, Net of Discount	$3,083,113	$2,693,566

Discounts on notes payable amortized to interest expense – 3 months ended November 30, 2022 and 2021, respectively	$194,773	$-

Discounts on notes payable amortized to interest expense – 6 months ended November 30, 2022 and 2021, respectively	$389,547	$-

Aggregate maturities of notes payable and convertible notes payable as of November 30, 2022 are as follows:

For the twelve months ended November 30,

2023	$1,650,000
2024	5,003,051
2025	4,128,051
2026	375,000
2027	1,125,000
Thereafter	-
Total	$12,281,102

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

Note 17 – Lease Liabilities - Financing Leases

	November 30, 2022	May 31, 2022
	(unaudited)
Financing lease obligation under a lease agreement for extraction equipment dated March 14, 2022 in the original amount of $359,900 payable in forty-eight monthly installments of $10,173 including interest at the rate of 15.89%. During the three months ended November 30, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $17,586 and $12,933, respectively. During the six months ended November 30, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $34,493 and $27,224, respectively.	$314,500	$348,993

Total	$314,500	$348,993

Current portion	$77,697	$71,813
Long-term maturities	236,803	277,180
Total	$314,500	$348,993

Aggregate maturities of lease liabilities – financing leases as of November 30, 2022 are as follows:

For the period ended November 30,

2023	$77,697
2024	90,952
2025	106,468
2026	39,383
2027	-
Thereafter	-
Total	$314,500

Note 18 – Stockholders’ Equity

The Company’s authorized capital stock consists of 187,500,000 shares of common stock, par value $0.0001, at November 30, 2022 and 2021, and 5,000,000 shares of preferred stock, par value $0.001 per share.

On September 15, 2022, the Company effected a reverse stock split of its issued and outstanding common stock (“the “Reverse Split”) at a ratio of 1-for-4, whereby four shares of the Company’s common stock issued and outstanding were exchanged for one share. The number of shares of common stock issued and outstanding immediately before the Reverse Split was 290,070,272; the number of shares outstanding immediately after the reverse split was 72,517,570, a decrease of 217,552,702 shares. All share and per-share information in these financial statements have been adjusted to reflect the effects of the Reverse Split. As a result of the split, an additional 576 shares were issued due to rounding.

Common stock transactions for the six months ended November 30, 2022

Common Stock and Warrants Issued upon Conversion of Notes Payable:

On September 15, 2022, the Company issued 28,414,149 shares and three-year warrants to acquire 14,207,075 shares of common stock at a price of $0.40 per share as a result of the mandatory conversion provided in the amendments to the Canaccord Debentures. The conversion was for the total amount of $8,098,033, of which $7,965,278 was principal and $132,755 was accrued interest. (See note 15 for details). A loss in the amount of $4,547,660 was recorded in connection with the extinguishment of the Canaccord Debentures. No gain or loss was recorded on the issuance of the shares because the conversion was made pursuant to the terms of the Restructured Canaccord Debenture Agreement.

On September 15, 2022, the Company issued 12,051,397 shares and three-year warrants to acquire 6,025,700 shares of common stock at a price of $0.40 per share as a result of the mandatory conversion provided in the amendments to the U.S. Convertible Debenture holders. The conversion was for the total amount of $3,434,647, of which $3,378,342 was principal and $56,305 was accrued interest. (See note 15 for details). A loss in the amount of $2,111,699 was recorded in connection with the extinguishment of the U.S. Convertible Debentures 1 and 2. No gain or loss was recorded on the issuance of the shares because the conversion was made pursuant to the terms of the Restructured U.S. Convertible Debentures 1 and 2 Agreements.

Other Warrant Transactions

From December 1, 2021, through January 4, 2022, the Company issued $2,500,000 in debentures and issued 757,576 warrants in connection with these debentures. Each warrant allows the holder to purchase one share of the Company’s common stock at an exercise price of $1.65 per share for three years after its date of issuance.

On September 15, 2022, the Company amended $18,846,721 in outstanding debentures to reduce the conversion price of the debentures from $1.20 per unit to $0.40 per unit, increasing the warrants issuable upon conversion of such debentures from 3,400,652 to 6,801,298. As amended, each warrants issuable pursuant to the conversion of such debentures is exercisable for one share of the Company’s common stock at a price of $0.40 per share.

Common stock transactions for the six months ended November 30, 2021

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

Other Warrant transactions

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

The following table summarizes the significant terms of warrants outstanding at November 30, 2022. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants

$0.40	20,232,775	2.79	0.40	20,232,775	0.40
1.60	191,094	2.79	$1.60	191,094	$1.60
1.65	757,580	2.08	1.65	757,580	1.65
2.40	781,250	0.45	2.40	781,250	2.40
	21,962,699	2.69	$0.53	21,962,699	$0.53

Transactions involving warrants are summarized as follows. This table does not include the unit warrants. See Unit Warrants section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2021	13,499,411	$2.12
Granted	874,666	$1.65
Exercised	-	$-
Cancelled / Expired	(12,644,153)	$2.09
Warrants outstanding at May 31, 2022	1,729,924	$1.98
Granted	20,232,775	$0.40
Exercised	-	$-
Cancelled / Expired	-	$-
Warrants outstanding at November 30, 2022	21,962,699	$0.53

Unit Warrants

In February and March 2018, in connection with the Westpark offering, the Company issued five-year warrants to purchase 51,310 of the Company’s units at an exercise price of $5.00 per unit. Each unit consists of four shares of common stock and one warrant to purchase a share of common stock for $3.00

On June 20, 2018, in connection with the special warrant offering, the Company issued Canaccord Genuity Corp. 579,461 three-year broker warrants at an exercise price of C$1.80 per share as compensation. Each warrant entitles the holder to purchase one unit, which consists of one share of common stock and a warrant to purchase one share of common stock, for C$2.60 per share. These warrants were valued at $1,495,373, and this amount was charged to operations during the year ended May 31, 2019. These warrants expired on June 20, 2021.

On December 12, 2018, in connection with the issuance of the Canaccord Debentures, the Company issued Canaccord Genuity Corp., as compensation 268,680 three-year agent and advisory warrants. Each warrant entitles the holder to purchase a unit for $3.20, which unit consists of one share of common stock and a warrant to purchase one-half share of common stock at an exercise price of $4.40 per share. The Company, in connection with the issuance of the Canaccord Debentures, also issued to National Bank Financial Inc., as compensation, 67,170 three-year agent and advisory warrants. Each warrant entitles the holder to purchase a unit for $3.20, which unit consists of one share of common stock and a warrant to purchase one-half share of common stock at an exercise price of $4.40 per share. The aggregate value of these warrants was $874,457, which was charged to operations during the year ended May 31, 2019. These warrants expired on December 12, 2021.

Because the unit warrants are exercisable for Common Stock and warrants, they are not included in the warrant tables above.

Note 19 – Related Party Transactions

As of November 30, 2022 and May 31, 2022, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

On August 17, 2022, the Company granted 50,000 shares of restricted common stock to Charlene Soco, an officer of the Company, effective February 4, 2022. The shares shall become fully vested, and the restrictions removed, on December 31, 2022 assuming Ms. Soco remains employed by Alternative Solutions and/or the Company on such date.

During the six months ended November 30, 2022, the Company made payments of $5,000 to each of it’s three directors, for a total of $15,000.

As of May, 2019 the Company entered into a monthly retainer arrangement with a company called The Workshop LLC located in Miami Florida. The Workshop LLC provided services related to marketing and advertising for the Company and its subsidiaries, including design work for marketing materials. The Workshop LLC is owned by Jordan Binder, the son of the former CEO of the Company, Jeff Binder. Jeff Binder resigned as CEO effective August 23rd, 2022 after serving seven years in that position. As of December 31, 2022 the retainer agreement between The Workshop LLC and the Company was ended.

Note 20 – Income Taxes

The following table summarizes the Company’s income tax accrued for the three and six months ended November 30, 2022:

	For the Three Months Ended November 30, 2022	For the Three Months Ended November 30, 2021
Loss before provision for income taxes	$(7,596,688)	$(208,255)
Provision for income taxes	$516,691	$140,717
Effective tax rate	6.8%	67.5%

	For the Six Months Ended November 30, 2022	For the Six Months Ended November 30, 2021
Loss before provision for income taxes	$(8,409,728)	$547,684
Provision for income taxes	$1,035,776	$469,057
Effective tax rate	12.3%	85.6%

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

Note 21 – Commitments and Contingencies

Lease Arrangements

The Company leases several facilities for office, warehouse, and retail space. Currently lease commitments are as follows:

●

A lease that commenced in February 2019 for 1,400 square feet of office space located at 1718 Industrial Road, Las Vegas, NV 89102, for a term of eighteen months, and for rent of $1,785 per month. In June 2020, this lease was extended to August 31, 2022, with the monthly rent increasing to $1,866.70 until September 2021, after which time it will be subject to annual increases of 3%. The lease was extended again on April 1, 2022, effective September 1, 2022 until August 31, 2024. The monthly rent will increase on September 1, 2022 to $2,084.14 with annual increases of 3%. (See Note 23 for details).

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

We have been issued a U.S. patent with respect to our proprietary method of extracting cannabinoids from cannabis (hemp) plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. These concentrates may be ingested in a number of ways, including through vaporization via electronic cigarettes, and used for a variety of pharmaceutical and other purposes. Internal testing of this extraction method and conversion process has revealed that it produces a cleaner, higher quality product and a significantly higher yield than the cannabinoid extraction processes currently existing in the marketplace. We have not yet commercialized our proprietary process and the extraction and production process utilized in the patent is currently prohibited in Nevada. The Company is currently pursuing options to generate revenue from the patent, including the possible sale of the patent.

We intend to generate revenues through: (i) the processing of cannabis for others, and (ii) the purchase of cannabis (or cultivation through our joint venture) and the processing and sale of cannabis-related products. We plan to accomplish this through the acquisition of companies, the creation of joint ventures, through licensing agreements, and through fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we have established a position as one of the premier cannabinoid extraction and processing companies in the industry. We have already created our own brand of concentrates for consumer use, which we sell wholesale to cannabis dispensaries. We believe that we have created a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling. We also plan to offer consulting services through Cannabis Life Sciences Consulting, LLC, which will generate revenue by providing consulting services to cannabis-related businesses, including growers, dispensaries and laboratories, and driving business to our processing facilities. Finally, we intend to grow through select acquisitions in secondary and tertiary markets, targeting newly regulated states that we believe offer a competitive advantage. Our goal at this time is to become a successful regional cannabis company.

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

On October 31, 2018, the Company, CLS Massachusetts, Inc., a Massachusetts corporation and a wholly-owned subsidiary of the Company (“CLS Massachusetts”), and In Good Health, Inc., a Massachusetts corporation (“IGH”), entered into an Option Agreement (the “IGH Option Agreement”). Under the terms of the IGH Option Agreement, CLS Massachusetts had an exclusive option to acquire all of the outstanding capital stock of IGH (the “IGH Option”) during the period beginning on the earlier of the date that is one year after the effective date of the conversion and December 1, 2019 and ending on the date that was 60 days after such date. (See Note 3 for more detail).

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of us and effective June 11, 2021 (the “IGH Settlement Note”). Pursuant to the IGH Settlement Note, IGH paid us $3,000,000, $1,000,000 of which was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments, which began on August 12, 2021. During the year ended May 31, 2022, we received $2,740,820 under the IGH Settlement Note, which included $2,666,670 in principal and $74,150 in accrued interest. During the six months ended November 30, 2022, we received $348,165 was due under the IGH Settlement Note, which included $333,333 in principal and $14,382 in accrued interest. As of November 30, 2022, the IGH Settlement Note has been paid in full. We record amounts paid under the IGH Settlement Note as gains when payments are received

On October 20, 2021, we entered into a management services agreement (the “Quinn River Joint Venture Agreement”) through our 50% owned subsidiary, Kealii Okamalu, LLC (“Kealii Okamalu”), with CSI Health MCD LLC (“CSI”) and a commission established by the authority of the Tribal Council of the Fort McDermitt Paiute and Shoshone Tribe (the “Tribe”). The purpose of the Quinn River Joint Venture Agreement is to establish a business (the “Quinn River Joint Venture”) to grow, cultivate, process and sell cannabis and related products. (See Note 3 for more detail) The Quinn River Joint Venture Agreement has a term of 10 years plus a 10 year renewal term from the date the first cannabis crop produced is harvested and sold. The first cannabis crop was harvested in September of 2022. Pursuant to the Quinn River Joint Venture Agreement, Kealii Okamalu leased approximately 20-30 acres of the Tribe’s land located along the Quinn River at a cost of $3,500 per quarter and managed the design, finance and construction of a cannabis cultivation facility on such tribal lands (the “Cultivation Facility”). Kealii Okamalu now also manages the ongoing operations of the Cultivation Facility and related business, including, but not limited to, the cultivation of cannabis crops, personnel staffing, product packaging, testing, marketing and sales. Packaged products are branded as “Quinn River Farms.” We have provided up to 10,000 square feet of warehouse space at our Las Vegas facility for the Quinn River Joint Venture product, and have preferred vendor status including the right to purchase cannabis flower and the business’s cannabis trim at favorable prices. Kealii Okamalu will contribute up to $6 million (the “Invested Amount”) towards the construction of the Cultivation Facility and the working capital for the Quinn River Joint Venture. This Invested Amount will be repaid from a portion of the net income of the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. Once the Invested Amount is paid in full, Kealii Okamalu will receive one-third of the net profits of the Quinn River Joint Venture.

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

In accordance with Directive 016, the CCB released guidelines related to curbside pickup requiring all facilities wishing to offer curbside pickup to first submit and receive approval from the CCB. Serenity Wellness Center LLC developed the required procedures and submitted and received State approval on April 30, 2020 to conduct curbside pickup sales effective May 1, 2020. Further, the City of Las Vegas required cannabis facilities to obtain a temporary 30-day curbside pickup permit. Serenity Wellness Center LLC was issued its first temporary curbside pickup permit from the City of Las Vegas on May 1, 2020. Serenity Wellness Center LLC has subsequently received a temporary curbside permit every thirty (30) days thereafter. The City of Las Vegas has since extended the permit to 6 months before it needs to be renewed. Serenity Wellness Center LLC dba Oasis Cannabis was issued its most recent curbside sales permit on January 1, 2023 which is set to expire on June 30, 2023. Upon expiration every 6 months, the City of Las Vegas reviews the licensee and determines if a new temporary permit shall be issued.

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

COVID-19 cases increased at a significant rate in November and December 2021 with the arrival of the Omicron variant, but then sharply dropped off as we started 2022. As a result, our curbside and delivery programs have now returned to approximately 20% of total dispensary revenue. In addition, COVID-19 restrictions and mask mandates have ceased. The number of customers and transactions at our dispensary have increased from 64,886 for the three months ending November 30, 2021 to 83,744 for the three months ending November 30, 2022. This increase in customer traffic of 18,858 visits represents a 29% increase over the same period last year. The average amount of each purchase per visit has decreased from $55.03 for the three months ending November 30, 2021 to $44.93 for the three months ending November 30, 2022, largely due to an increase in competitive pricing at other dispensaries which have forced us to reduce our prices and offer deeper discounts.

Our supply chain remains challenging at times with respect to our purchases on non-cannabis items; the purchase of cannabis-related items has returned to normal and prices for wholesale cannabis trim have fallen below pre-pandemic levels. In recent months the labor market has been very tight for us. Although we have been able to employ sufficient staff to maintain operations at a normal level, wage increases have averaged about 15% annually in order for us to do so.

The gradual return to more normal operations from the COVID-19 pandemic is continuing to evolve and the ways that our business may respond to meet the needs of our customers cannot, at this time, be fully known.

Results of Operations for the Three Months Ended November 30, 2022 and November 30, 2021

The table below sets forth our select expenses as a percentage of revenue for the applicable periods:

	Three Months Ended	Three Months Ended
	November 30, 2022	November 30, 2021
Revenue	100%	100%
Cost of Goods Sold	51%	50%
Gross Margin	49%	50%
Selling, General, and Administrative Expenses	58%	56%
Gain on Settlement of Notes Receivable	0%	10%
Loss on Extinguishment of Debt	110%	-
Provision for Income Tax	9%	3%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Three Months Ended	Three Months Ended
	November 30, 2022	November 30, 2021
Number of Customers Served (Dispensary)	83,744	64,886
Revenue	$6,074,177	$5,414,002
Gross Profit	$3,002,444	$2,729,812
Gain on Note Receivable	$-	$522,246
Loss on Extinguishment of Debt	$(6,659,359)	-
Net (Loss) Income	$(8,215,954)	$(345,472)
EBITDA (1)	$(6,850,100)	$382,268

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

Reconciliation of net loss for the three months ended November 30, 2022 and 2021 to EBITDA:

	Three Months Ended November 30, 2022	Three Months Ended November 30, 2021
Net Loss attributable to CLS Holdings, Inc.	$(8,215,954)	$(345,472)
Add:
Interest expense, net	$608,905	$407,880
Provision for income taxes	$516,691	$140,717
Depreciation and amortization	$240,258	$179,143
EBITDA	$(6,850,100)	$382,268

Revenues

We had revenue of $6,074,177 during the three months ended November 30, 2022, an increase of $660,175, or 12%, compared to revenue of $5,414,002 during the three months ended November 30, 2021. Our cannabis dispensary accounted for $3,792,804, or 62%, of our revenue for the three months ended November 30, 2022, an increase of $201,405, or 6%, compared to $3,591,399 during the three months ended November 30, 2021. Dispensary revenue increased during the second quarter of fiscal year 2023 because our average sales per day increased from $39,466 during the second quarter of fiscal year 2022 to $41,679 during the second quarter of fiscal year 2023. Our cannabis production accounted for $2,281,373, or 38%, of our revenue for the three months ended November 30, 2022, an increase of $458,770 or 25%, compared to $1,822,603 for the three months ended November 30, 2021. The increase in production revenues for the second quarter of fiscal year 2023 was primarily due to an increase in our THC distillate sales of almost $1,000,000, as well as sales to 10 new dispensaries and significant increases in existing customer order size and frequency. These improvements occurred as a result of our addition of a new sales director, an improvement in our product mix, the introduction of new products, and the procurement of higher quality materials. The increase was also due to greater revenue from third parties for whom we manufactured and processed products.

Cost of Goods Sold

Our cost of goods sold for the three months ended November 30, 2022 was $3,071,733, an increase of $387,543, or 14%, compared to cost of goods sold of $2,684,190 for the three months ended November 30, 2021. The increase in cost of goods sold for the three months ended November 30, 2022 was due primarily to an increase in revenue and more aggressive competitive discounts. Cost of goods sold was 51% of sales during the three months ended November 30, 2022 resulting in a gross margin of 49%. Cost of goods sold was 50% for the three months ended November 30, 2021 resulting in a gross margin of 50%. Costs of goods sold as a percentage of revenue increased due to aggressive pricing in response to a very competitive market. Gross margin was slightly under our target of 50% for the second quarter of fiscal year 2023. Cost of goods sold during the second quarter of the 2023 fiscal year primarily consisted of $2,697,590 of product cost, $200,942 of state and local fees and taxes, and $132,426 of supplies and materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $453,126, or approximately 15%, to $3,505,559 during the three months ended November 30, 2022, compared to $3,052,433 for the three months ended November 30, 2021. The increase in SG&A expenses for the three months ended November 30, 2022 was primarily due to increases in costs associated with operating the Oasis LLCs.

SG&A expense during the three months ended November 30, 2022 was primarily attributable to an aggregate of $2,801,960 in costs associated with operating the Oasis LLCs, an increase of $320,320 compared to $2,481,640 during the second quarter of fiscal 2022. The major components of the $320,320 increase in SG&A associated with the operation of the Oasis LLCs during the three months ended November 30, 2022 compared to the three months ended November 30, 2021 were as follows: payroll and related costs of $1,412,510 compared to $1,140,962; lease, facilities and office costs of $671,449 compared to $635,038; professional fees of $241,594 compared to $58,143; depreciation and amortization of $165,961 compared to $103,927;and taxes and licenses of $108,248 compared to $26,175. Payroll costs increased during the second quarter of fiscal 2023 primarily due to increases in salaries of our employees related to the national labor shortage and due to an increase in the number of employees in our manufacturing division as we planned for the rollout of our pre-roll division. Payroll costs also increased due to costs incurred in connection with our response to COVID-19. Lease, facilities and office costs increased due to our efforts to prepare our facilities for the new pre-roll division by purchasing equipment and implementing compliance procedures applicable to this new division. Lease, facilities and office costs also increased due to costs incurred in connection with our response to COVID-19. Professional fees increased primarily due to legal fees related to regulatory compliance issues. Travel increased due to tribal visits in New Mexico and Northern Nevada. These increases were partially offset by a decrease in sales and marketing costs of $165,679 due to a concerted effort to reduce professional outsourced marketing programs.

Finally, SG&A increased by $132,806 during the three months ended November 30, 2022 as a result of an increase in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $703,599 from $570,793 during the three months ended November 30, 2021. The major components of this inecrease compared to the second quarter of fiscal 2022 was an increase in professional fees to $538,761 compared to $264,444 in the previous period due to increased legal fees. The Company is actively disputing the amount of fees charged by our prior legal counsel.

Loss on Extinguishment of Debt

During the three months ended November 30, 2022, certain of our convertible debentures were amended to (i) permit mandatory conversion of $11,343,619 in principal plus $189,061 in accrued interest into units at a reduced rate of $0.285 per unit; (ii) decrease the conversion price of the remaining debentures to $0.40 per unit; (iii) reduce the mandatory conversion VWAP provision from $2.40 to $0.80; and (iv) change the maturity date so that half of the remaining balance matures on December 31, 2023 and the remaining on December 31, 2024. We recognized a loss on the amendment of the debt in the amount of $6,659,359 in connection with these amendments during the second quarter of fiscal 2023. There was no comparable transaction in the prior year.

Gain on Settlement of Debt

During the three months ended November 30, 2022, our U.S. Convertible Debenture 4 in the amount $599,101 in principal and accrued interest in the amount of $3,283, went into default. We entered into a forbearance agreement with the lender, whereby we would pay the amount of $600,000 in installments beginning in November of 2022 through August of 2023. As a result of this agreement, we recognized a gain on the settlement of debt in the amount of $2,384. There is no comparable transaction in the prior period.

Gain on Settlement of Note Receivable

During the three months ended November 30, 2022, we recorded a gain on the settlement of the IGH Settlement Note in the amount of $0 compared to $522,246 for the first half of fiscal 2022. This gain on the settlement arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. We vehemently disagreed and litigation ensued. On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and executed the $3,000,000 IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid us $1,000,000 on or before July 21, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments, and the final installment was paid in July 2022.

Loss on Equity Investment

During the three months ended November 30, 2022, we had income on equity investment in the amount of $80,319; there was no comparable transaction in the prior period. The Company, through its 50% owned subsidiary Kealii Okamalu, owns a one-third interest in the Quinn River Joint Venture. The second quarter of fiscal 2023 loss represents our share of the results of the Quinn River Joint Venture. The Quinn River Joint Venture completed its first harvest during the three months ended November 30, 2022, and the Company purchased inventory in the amount of $952,124 from the Quinn River Joint Venture.

Interest Expense, Net

Our interest expense was $608,905 for the three months ended November 30, 2022, an increase of $201,025, or 49%, compared to $407,880 for the three months ended November 30, 2021. The increase in interest expense was primarily due to the original issue discount associated with the 2021 Debentures in the amount of $185,081 which was amortized to interest expense during the three months ended November 30, 2022. There was no comparable charge during the second quarter of the prior fiscal year. In addition, the increase in net interest expense for the second quarter of fiscal 2023 was due to an increase in interest expense of $20,450 in connection with the 2021 Debentures in the principal amount of $2,500,000 (net of original issue discount of $1,875,000), which we issued in the November 2021 Debenture Offering. The increase in net interest expense for the second quarter of fiscal 2023 was partially offset by a decrease in the amortization of discounts on debentures in the amount of $4,506.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $516,691 during the three months ended November 30, 2022 compared to $140,717 during the three months ended November 30, 2021. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

Our net loss for the three months ended November 30, 2022 was $8,205,367compared to a net loss of $348,972 for the three months ended November 30, 2022, an increase of $7,856,395, or 2,251%. The net loss amount was primarily due to a one-time entry of $6,815,402 for the Loss on Extinguishment of Debt resulting from the debt restructuring and the conversion of $11,523,680 of debt to equity.

Non-Controlling Interest

During the three months ended November 30, 2022 and 2021, the loss (income) associated with the non-controlling interest in Kealii Okamalu was ($10,587) and $3,500, respectively. This amount is comprised of the third-party portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the three months ended November 30, 2022 was $8,215,954 compared to a net loss of $345,472 for the three months ended November 30, 2021, a decrease of $7,870,482 or 2,278%.

Results of Operations for the Six Months Ended November 30, 2022 and November 30, 2021

The table below sets forth our select expenses as a percentage of revenue for the applicable periods:

	Six Months Ended	Six Months Ended
	November 30, 2022	November 30, 2021
Revenue	100%	100%
Cost of Goods Sold	50%	48%
Gross Margin	50%	52%
Selling, General, and Administrative Expenses	55%	54%
Gain on Settlement of Notes Receivable	3%	16%
Loss on Extinguishment of Debt	55%	-
Provision for Income Tax	9%	4%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Six Months Ended	Six Months Ended
	November 30, 2022	November 30, 2021
Number of Customers Served (Dispensary)	166,688	129,978
Revenue	$12,119,104	$10,914,712
Gross Profit	$6,044,641	$5,626,055
Gain on Note Receivable	$(348,165)	$(1,696,328)
Net (Loss) Income	$(9,364,432)	$82,127
Loss on Extinguishment of Debt	$6,659,359	$-
EBITDA (1)	$(6,475,888)	$1,734,111

(1)

EBITDA is a non-GAAP financial performance measures and should not be considered as an alternative to net income(loss) or any other measure derived in accordance with GAAP. This non-GAAP measure has limitations as an analytical tool and should not be considered in isolation or as substitutes for analysis of our financial results as reported in accordance with GAAP. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. As required by the rules of the SEC, we provide below a reconciliation of this non-GAAP financial measure contained herein to the most directly comparable measure under GAAP. Management believes that EBITDA provides relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by our management. By providing this non-GAAP profitability measure, management intends to provide investors with a meaningful, consistent comparison of our profitability measures for the periods presented.

Reconciliation of net loss for the six months ended November 30, 2022 and 2021 to EBITDA:

	Six Months Ended November 30, 2022	Six Months Ended November 30, 2021
Net Loss attributable to CLS Holdings, Inc.	$(9,364,432)	$82,127
Add:
Interest expense, net	$1,375,575	$826,472
Provision for income taxes	$1,035,776	$469,057
Depreciation and amortization	$477,193	$356,455
EBITDA	$(6,475,888)	$1,734,111

Revenues

We had revenue of $12,119,104 during the six months ended November 30, 2022, an increase of $1,204,392, or 11%, compared to revenue of $10,914,712 during the six months ended November 30, 2021. Our cannabis dispensary accounted for $7,681,361, or 63%, of our revenue for the six months ended November 30, 2022, an increase of $344,387, or 5%, compared to $7,336,974 during the six months ended November 30, 2021. Dispensary revenue increased during the first half of fiscal year 2023 because our average sales per day increased from $40,093 during the first half of fiscal year 2022 to $41,975 during the first half of fiscal year 2023. Our cannabis production accounted for $4,437,743, or 37%, of our revenue for the six months ended November 30, 2022, an increase of $860,005 or 24%, compared to $3,577,738 for the six months ended November 30, 2021. The increase in production revenues for the first half of fiscal year 2023 was primarily due to an increase in our THC distillate sales of almost $1,000,000, as well as sales to 10 new dispensaries and significant increases in existing customer order size and frequency. These improvements occurred as a result of our addition of a new sales director, an improvement in our product mix, the introduction of new products, and the procurement of higher quality materials. The increase was also due to greater revenue from third parties for whom we manufactured and processed their products.

Cost of Goods Sold

Our cost of goods sold for the six months ended November 30, 2022 was $6,074,463, an increase of $785,806, or 15%, compared to cost of goods sold of $5,288,657 for the six months ended November 30, 2021. The increase in cost of goods sold for the six months ended November 30, 2022 was due primarily to an increase in revenue and more aggressive competitive discounts. Cost of goods sold was 50% of sales during the six months ended November 30, 2022 resulting in a gross margin of 50%. Cost of goods sold was 48% for the six months ended November 30, 2021 resulting in a gross margin of 52%. Costs of goods sold as a percentage of revenue increased due to aggressive pricing in response to a very competitive market. Gross margin met our target of 50% for the first half of fiscal year 2023. Cost of goods sold during the first half of the 2023 fiscal year primarily consisted of $5,333,84 of product cost, $399,203 of state and local fees and taxes, and $283,933 of supplies and materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $759,634, or approximately 13%, to $6,707,861 during the six months ended November 30, 2022, compared to $5,948,227 for the six months ended November 30, 2021. The increase in SG&A expenses for the six months ended November 30, 2022 was primarily due to increases in costs associated with operating the Oasis LLCs.

SG&A expense during the six months ended November 30, 2022 was primarily attributable to an aggregate of $5,488,789 in costs associated with operating the Oasis LLCs, an increase of $647,953 compared to $4,840,836 during the first half of fiscal 2022. The major components of the $647,953 increase in SG&A associated with the operation of the Oasis LLCs during the six months ended November 30, 2022 compared to the six months ended November 30, 2021 were as follows: payroll and related costs of $2,826,346 compared to $2,142,613; lease, facilities and office costs of $1,371,903 compared to $1,157,255; professional fees of $391,826 compared to $146,513; depreciation and amortization of $327,517 compared to $205,285; and travel of $176,970 compared to $145,178. Payroll costs increased during the first half of fiscal 2023 primarily due to increases in salaries of our employees related to the national labor shortage and due to an increase in the number of employees in our manufacturing division as we planned for the rollout of our pre-roll division. Lease, facilities and office costs increased due to our efforts to prepare our facilities for the new pre-roll division by purchasing equipment and implementing compliance procedures applicable to this new division. Professional fees increased primarily due to legal fees related to the restructuring of debt and the implementation of a reverse stock split. Travel increased due to tribal visits in New Mexico and Northern Nevada. These increases were partially offset by a decrease in sales and marketing costs of $397,448 due to a concerted effort to reduce professional outsourced marketing programs.

Finally, SG&A increased by $111,681 during the six months ended November 30, 2022 as a result of an increase in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $1,219,073 from $1,107,392 during the six months ended November 30, 2021. The major component of this increase compared to the first half of fiscal 2022 was due to increased legal fees. The Company is actively disputing the amount of fees charged by our prior legal counsel.

Loss on Equity Investment

During the six months ended November 30, 2022, we had a loss on equity investment in the amount of $154,111; there was no comparable transaction in the prior period. The Company, through its 50% owned subsidiary Kealii Okamalu, owns a one-third interest in the Quinn River Joint Venture. The Quinn River Joint Venture completed its first harvest during the three months ended November 30, 2022, and the Company purchased inventory in the amount of $952,124 from the Quinn River Joint Venture.

Gain on Settlement of Note Receivable

During the six months ended November 30, 2022, we recorded a gain on the settlement of the IGH Settlement Note in the amount of $348,165 compared to $1,696,328 for the first half of fiscal 2022. This gain on the settlement arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. We vehemently disagreed and litigation ensued. On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and executed the $3,000,000 IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid us $1,000,000 on or before July 21, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments, and the final installment was paid in July 2022.

Loss on Extinguishment of Debt

During the six months ended November 30, 2022, certain of our convertible debentures were amended to: (i) permit mandatory conversion of $11,343,619 in principal plus $189,061 in accrued interest into units at a reduced rate of $0.285 per unit; (ii) decrease the conversion price of the remaining debentures to $0.40 per unit; (iii) reduce the mandatory conversion VWAP provision from $2.40 to $0.80; (iv) change the maturity date so that half of the remaining balance matures on December 31, 2023 and the remaining on December 31, 2024. We recognized a loss on the amendment of the debt in the amount of $6,659,359 in connection with these amendments during the first half of fiscal 2023. There was no comparable transaction in the prior year.

Gain on Settlement of Debt

During the six months ended November 30, 2022, our U.S. Convertible Debenture 4 in the amount $599,101 in principal and accrued interest in the amount of $3,283, went into default. We entered into a forbearance agreement with the lender, whereby we would pay the amount of $600,000 in installments beginning with a $150,000 payment on November 2, 2022 and $50,000 payments each month thereafter through August of 2023. As a result of this agreement, we recognized a gain on the settlement of debt in the amount of $2,384. There is no comparable transaction in the prior period.

Interest Expense, Net

Our interest expense was $1,375,575 for the six months ended November 30, 2022, an increase of $549,103, or 66%, compared to $826,472 for the six months ended November 30, 2021. The increase in interest expense was primarily due to the original issue discount associated with the 2021 Debentures in the amount of $370,162 which was amortized to interest expense during the six months ended November 30, 2022. There was no comparable charge during the first half of the prior fiscal year. In addition, the increase in net interest expense for the first half of fiscal 2023 was due to an increase in interest expense of $195,051 in connection with the 2021 Debentures in the principal amount of $2,500,000 (net of original issue discount of $1,875,000), which we issued in the November 2021 Debenture Offering. The increase in net interest expense for the first half of fiscal 2023 was partially offset by a decrease in the amortization of discounts on debentures in the amount of $16,110.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $1,035,776 during the six months ended November 30, 2022 compared to $469,057 during the six months ended November 30, 2021. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

Our net loss for the six months ended November 30, 2022 was $9,537,492 compared to a net income of $78,627 for the six months ended November 30, 2022, a decrease of $9,049,400, or 1,652%. The net loss amount was primarily due to a one-time entry of $6,659,359 for the Loss on Extinguishment of Debt resulting from the debt restructuring and the conversion of $11,523,680 of debt to equity.

Non-Controlling Interest

During the six months ended November 30, 2022 and 2021, income (loss) associated with the non-controlling interest in Kealii Okamalu was $173,060 and $3,500, respectively. This amount is composed of the third-party portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the six months ended November 30, 2022 was $9,364,432 compared to a net income of $82,127 for the six months ended November 30, 2021, a decrease of $9,446,559, or 11,502%.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at November 30, 2022 and May 31, 2022:

	November 30,	May 31,
	2022	2022
Current Assets	$6,976,780	$6,883,557
Current Liabilities	$11,454,374	$28,112,190
Working Capital (Deficit)	$(4,477,594)	$(21,228,633)

At November 30, 2022, we had a working capital deficit of $4,477,594, a decrease of $16,751,039 from the working capital deficit of $21,228,633 we had at May 31, 2022. Our working capital increased primarily due to the restructuring of debenture agreements whereby (i) the current principal and interest in the aggregate amount of $11,532,679 was converted to common stock, and (ii) the principal in the aggregate amount of $7,506,102 was converted to long term liabilities. Working capital also increased due to an increase in inventory in the amount of $1,458,054. Our working capital increase was partially offset by an increase in our accrued potential tax liability in the amount of $1,035,776 as a result of the calculation of our tax liability under 280E, which can change based on the deductibility of applicable expenses and is not necessarily tied to operating income.

We recently completed the first harvest of the Quinn River Joint Venture and have been selling the products derived from that initial harvest since October of 2022. Our partner in Kealii Okamalu has not yet contributed its capital contribution and we have advanced additional amounts to cover this cash need. We believe that once we sell the initial crop from the Quinn River Joint Venture, which is expected to occur by the end of the third quarter of fiscal 2023, our liquidity will improve significantly; however, we cannot yet estimate when, or if, our partner will make the required capital contributions. If our partner fails to make the required capital contributions we will take control and ownership of our partners interest in Kealii Okamalu (among other remedies) in lieu of the contributions that should have been made by the partner. Until these issues are resolved, we may utilize short-term financing through the 2022 Financing Agreement and our Short-Term Financing Agreement. Although we have been able to secure such financing so far, there can be no assurance that we will be able to continue to secure such financing if we continue to need it.

In September 2022, we successfully refinanced all but one of the U.S. Convertible Debentures and all of the Canaccord Debentures so that 60% of them were converted into equity and the balance of them mature in equal portions in December 2023 and December 2024.

Although our revenues are expected to grow as we expand our operations, we only achieved net income for the first time during our first quarter of fiscal 2022 and we have experienced net losses since such time. Nonetheless, as a result of the debt restructuring and the competition of the first harvest of the Quinn River Joint Venture, we believe we will have funds sufficient to sustain our operations at their current level, or if we require additional cash, we expect to obtain the necessary funds as described above; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the cannabis business. To address these risks, we must, among other things, seek growth opportunities through investments and acquisitions in our industry, successfully execute our business strategy and successfully navigate the COVID-19 business environment in which we currently operate as well as any changes that may arise in the cannabis regulatory environment. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Cash flows used in operating activities were $1,821,312 during the six months ended November 30, 2022, an increase of $293,982, or approximately 19%, compared to $1,527,330 during the six months ended November 30, 2021. In deriving cash flows used in operating activities from the net losses for the first half of fiscal 2023 and the first half of fiscal 2022, certain non-cash items were (deducted from) or added back to the net loss for each such period. These amounts were $7,334,224 and $(1,304,248) for the six months ended November 30, 2022 and 2021, respectively. For the first half of fiscal year 2023, the most significant item deducted from the net loss was $348,165 related to the gain on settlement of the IGH Settlement Note; compared to $1,696,328 during the first half of fiscal 2022. For the first half of fiscal year 2023, the most significant item added to the net loss was $6,659,359 related to the loss on extinguishment of debt. There is no comparable transaction during the first half of fiscal 2022.

Finally, our cash used in operating activities was affected by changes in the components of working capital. The amounts of the components of working capital fluctuate for a variety of reasons, including management’s expectation of required inventory levels; the amount of accrued interest, both receivable and payable; the amount of prepaid expenses; the amount of accrued compensation and other accrued liabilities; our accounts payable and accounts receivable balances; and the capitalization of right of use assets and liabilities associated with operating leases. The overall net change in the components of working capital resulted in an increase in cash from operating activities in the amount of $133,925 during the six months ended November 30, 2022, compared to a decrease in cash from operating activities of $301,709 during the first half of fiscal 2022. The more significant changes for the first half of fiscal 2023 were as follows: inventory increased during first half of fiscal 2023 by $1,458,054, compared to an increase of $1,013,127 during the first half of the prior fiscal year because of increased inventory levels necessary to support increased sales; tax liability increased by $1,035,776 during the first half of fiscal 2023, compared to $469,057 during the first half of the prior year as we accrued potential taxes in connection with Section 280E of the tax code; accounts receivable increased by $387,057 during the first half of fiscal 2023 compared to an increase of $115,060 during the first half of prior fiscal year due to an increase in revenue; and operating lease liability decreased by $161,153 during the first quarter of fiscal 2023 compared to $139,983 during the first quarter of prior fiscal year as certain leases were renegotiated resulting in lower monthly amortization.

Cash flows used by investing activities were $33,268 for the six months ended November 30, 2022, a decrease of $1,491,581, or 102%, compared to cash flow provided by investing activities of $1,458,313 during the six months ended November 30, 2021. This decrease was primarily due to payments for our investment in the Quinn River Joint Venture of $242,957, and payments to acquire property, plant and equipment of $138,476, all of which occurred in the first half of fiscal 2023. The decrease was partially offset by our receipt of principal payments on the IGH Settlement Note in the amount of $348,165 during the six months ended November 30, 2022, compared to our receipt of $1,696,328 during the six months ended November 30, 2021.

Cash flows provided by financing activities were $111,313 for the six months ended November 30, 2022, an increase of $173,489, or 279%, compared to cash flow used in financing activities of $62,176 during the six months ended November 30, 2021. This increase was primarily due to proceeds from loans payable in the amount of $1,717,115. This increase was partially offset by principal payments we made on loans payable in the amount $1,371,309, principal payments on convertible notes payable in the amount of $200,000, and principal payments on our equipment financing lease obligations of $34,493.

Third Party Debt

The table below summarizes the status of our third party debt, excluding our short term receivables-based debt facilities and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our common stock:

Name of Note	Original Principal Amount	Outstanding or Repaid	Payment Details

Oasis Note	$4,000,000	Repaid	Repaid

2018 U.S. Convertible Debentures	$365,991	Outstanding	Repaid

Amended and Restated 2018 U.S. Convertible Debentures	$2,252,229	Outstanding	Half due on December 31, 2023 and half due on December 31, 2024

2018 Convertible Debentures	$5,253,872	Outstanding	Half due December 31, 2023 and half due December 31, 2024

2021 Debentures*	$2,500,000	Outstanding	Due July 10, 2024.

2022 Financing Agreement	$894,348	Outstanding	Due September 2023

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

Effective September 15, 2022, we entered into agreements with the holders of two of the debentures to make the following changes to these debentures and the related subscription agreements: (i) to permit the mandatory conversion, in our discretion, of an aggregate of $3,378,342 in principal amount plus $56,307 in accrued interest into units at the reduced conversion price of $0.285 per unit; (ii) to decrease the conversion price of the remaining amount due under these debentures (following the mandatory conversion) to $0.40 per unit; (iii) to reduce the mandatory conversion VWAP provision in the debentures from $2.40 to $0.80; (iv) to provide for a reduced conversion price to holders of these debentures who elect to covert more than the mandatory conversion amount on or prior to September 15, 2022; (v) to change the maturity date so that half of the remaining amounts due mature on December 31, 2023 and the remaining amounts due mature on December 31, 2024; (vi) to provide for the payment of interest accruing between July 1, 2022 and December 31, 2024 so that one-third of the total scheduled interest is paid on December 31, 2023 and the balance of the accrued interest is paid on December 31, 2024; and (vii) subject to the receipt of regulatory approvals, to grant a security interest in certain of our assets (such as licenses, inventory (including work in process), equipment (excluding equipment subject to purchase money financing) and contract rights (excluding investments in entities other than wholly owned subsidiaries)) to the holders of these debentures and to other holders of our debt, now or in the future, as we may elect. Following execution of the amendments to these two debentures and the related subscription documents, the Company elected to effect the mandatory conversion provided for in the amended documents.

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

Effective September 15, 2022, we entered into agreements with the holders of the Canaccord Debentures to restructure the debentures as follows: (i) $7,931,490 in principal amount of the Canaccord Debentures plus $132,192 in accrued interest on the Canaccord Debentures were converted into units at the reduced conversion price of US$0.285 per unit; (ii) to decrease the conversion price of the remaining Canaccord Debentures (following the mandatory conversion) to $0.40 per unit; (iii) to reduce the mandatory conversion VWAP provision in the Canaccord Debentures from $2.40 to $0.80; (iv) to provide for a reduced conversion price to holders of Canaccord Debentures who elect to covert more than the mandatory conversion amount of Canaccord Debentures on or prior to the date of the meeting of debenture holders; (v) to change the maturity date of the Canaccord Debentures so that half of the remaining Canaccord Debentures mature on December 31, 2023 and the remaining Canaccord Debentures mature on December 31, 2024; (vi) to provide for the payment of interest accruing between July 1, 2022 and December 31, 2024 so that one-third of the total scheduled interest is paid on December 31, 2023 and the balance of the accrued interest is paid on December 31, 2024; and (vii) to grant a security interest in certain of our assets (such as licenses, inventory (including work in process), equipment (excluding equipment subject to purchase money financing) and contract rights (excluding investments in entities other than wholly owned subsidiaries)) to the holders of the Canaccord Debentures and to other holders of debt of ours now or in the future, as we may elect, provided that we are able to secure all regulatory approvals required to make such a grant. Following the meeting, we elected to effect the mandatory conversion provided for in the amendments to the Canaccord Debentures and received an additional voluntary conversion of $33,787 in principal and $563 in accrued interest of the Canaccord Debentures.

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

2022 Financing Agreement

Effective September 30, 2022, we entered into a Business Loan and Security Agreement with CBR Capital LLC to borrow $900,000. The loan is repayable in 48 weekly installments in the amount of $13,312.50 for weeks 1-8 and $29,287.50 for weeks 9-48. CBR Capital LLC has stated that it is aware of the Canaccord Debentures and the U.S. Convertible Debentures and will agree to subordinate the CBR security interest to these debenture holders. Certain terms of the loan remain subject to regulatory approval. During the three months ended November 30, 2022, the Company received cash proceeds in the amount of $873,000 from the loan agreement and made payments in the amount of $93,188.

2022 Agreement for the Purchase and Sale of Future Receipts

Effective October 21, 2022, we entered into an Agreement for the Purchase and Sale of Future Receipts with TVT Business Funding LLC to borrow $200,000. The loan is prepayable in future receipts until the amount of $284,000 has been repaid. During the three months ended November 30, 2022, the Company received cash proceeds in the amount of $194,000 from the loan agreement and made payments in the amount of $29,583.

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

Consulting Agreements

We periodically use the services of outside investor relations consultants. During the year ended May 31, 2016, pursuant to a consulting agreement, we agreed to issue 2,500 shares of common stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of November 30, 2022, we included 5,000 shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets. The shares were valued based on the closing market price on the grant date.

On December 29, 2015, pursuant to a consulting agreement, we agreed to issue 6,250 shares of common stock per month, valued at $21,250, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of November 30, 2022, we had 12,500 shares of common stock, valued at $42,500 included in stock payable on the accompanying balance sheet. The shares were valued based on the closing market price on the grant date.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. With the exception of the first quarter of fiscal 2022, we have incurred losses from operations since inception, and have an accumulated deficit of $104,444,249 as of November 30, 2022, compared to $95,079,817 as of May 31, 2022. We had a working capital deficit of $4,477,594 as of November 30, 2022, compared to a working capital deficit of $21,228,633 as of May 31, 2022. The report of our independent auditors for the year ended May 31, 2022 contained a going concern qualification.

Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early-stage companies.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and finance our ongoing operations. There can be no assurance that cash generated by our future operations will be adequate to meet our needs.

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

CLS HOLDINGS USA, INC.

Date: January 12, 2023	By:	/s/ Andrew Glashow
Andrew Glashow President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)