Form 10-Q
period 2023-02-28
CLS Holdings USA, Inc.
filed 2023-04-10
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

or

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 72,518,142 shares of $0.0001 par value common stock outstanding as of April 5, 2023.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended February 28, 2023

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$887,812	$2,551,859
Accounts Receivable	718,382	618,227
Inventory	4,349,463	3,417,602
Prepaid expenses and other current assets	183,742	295,869
Total current assets	6,139,399	6,883,557

Property, plant and equipment, net of accumulated depreciation of $2,703,369 and $2,073,449	3,853,979	4,342,434
Right of use assets, operating leases	1,938,198	2,154,517
Intangible assets, net of accumulated amortization of $559,502 and $473,308	1,104,091	1,190,285
Goodwill	557,896	557,896
Investments	590,137	469,575
Other assets	198,000	229,500

Total assets	$14,381,700	$15,827,764

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$3,057,520	$2,317,898
Accrued interest, current	478,472	419,206
Loans payable	949,902	1,013,073
Lease liability - operating leases, current	362,917	309,597
Lease liability - financing leases, current	80,818	71,813
Taxes Payable	6,083,810	4,531,782
Notes payable	1,250,000	-
Convertible notes payable - current	4,003,052	19,448,821

Total current liabilities	16,266,491	28,112,190

Noncurrent liabilities
Lease liability - operating leases, non-current	1,643,224	1,893,810
Lease liability - financing leases, non-current	215,389	277,180
Notes payable, non-current, net of discount of $1,097,113 and $1,681,434	2,027,887	2,693,566
Convertible Notes payable, non-current	3,753,050	-

Total Liabilities	23,906,041	32,976,746

Commitments and contingencies	-	-

Stockholder's deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 187,500,000 shares authorized at February 28, 2023 and May 31, 2022; 72,518,142 and 32,052,021 shares issued and outstanding at February 28, 2023 and May 31, 2022	7,253	3,206
Additional paid-in capital	96,142,740	77,954,748
Common stock subscribed	70,092	70,092
Accumulated deficit	(105,343,764)	(95,079,817)
Stockholder's deficit attributable to CLS Holdings, Inc.	(9,123,679)	(17,051,771)
Non-controlling interest	(400,662)	(97,211)
Total stockholder's deficit	(9,524,341)	(17,148,982)

Total liabilities and stockholders' deficit	$14,381,700	$15,827,764

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022

Revenue	$5,437,302	$5,588,266	$17,556,406	$16,502,978
Cost of goods sold	2,418,609	2,701,160	8,493,072	7,989,817
Gross margin	3,018,693	2,887,106	9,063,334	8,513,161

Selling, general and administrative expenses	2,860,914	3,492,691	9,568,775	9,440,918
Total operating expenses	2,860,914	3,492,691	9,568,775	9,440,918

Operating income (loss)	157,779	(605,585)	(505,441)	(927,757)

Other (income) expense:
Interest expense, net	648,957	589,692	2,024,532	1,416,164
Loss on extinguishment of debt	-	-	6,659,359	-
Loss on equity investment	22,476	-	176,587	-
Gain on settlement of debt	-	-	(2,384)	-
Gain on settlement of note receivable	-	(522,246)	(348,165)	(2,218,574)
Total other expense	671,433	67,446	8,509,929	(802,410)

Loss before income taxes	(513,654)	(673,031)	(9,015,370)	(125,347)

Provision for income tax	(516,252)	(324,265)	(1,552,028)	(793,322)

Net loss	(1,029,906)	(997,296)	(10,567,398)	(918,669)

Non-controlling interest	130,391	5,028	303,451	8,528

Net loss attributable to CLS Holdings, Inc.	$(899,515)	$(992,268)	$(10,263,947)	$(910,141)

Net loss per share – basic	$(0.01)	$(0.03)	$(0.18)	$(0.03)

Net loss per share – diluted	$(0.01)	$(0.03)	$(0.18)	$(0.03)

Weighted average shares outstanding – basic	72,518,141	32,039,520	56,657,781	32,024,938

Weighted average shares outstanding – diluted	72,518,141	32,039,520	56,657,781	32,024,938

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid In	Stock	Accumulated	Non-controlling
	Amount	Value	Capital	Payable	Deficit	interest	Total

Balance, May 31, 2021	31,805,354	$3,182	$77,570,934	$65,702	$(92,736,638)	$-	$(15,096,820)

Common stock issued for conversion of debt	234,167	23	280,977	-	-	-	281,000
Common stock to be issue to employee	-	-	-	8,780	-	-	8,780
Fair value of warrants issued with debenture offering	-	-	98,448	-	-	-	98,448
Net loss for the nine months ended February 28, 2022	-	-	-	-	(910,141)	(8,528)	(918,669)
Balance, February 28, 2022	32,039,521	$3,205	$77,950,359	$74,482	$(93,646,779)	$(8,528)	$(15,627,261)

Balance, May 31, 2022	32,052,021	$3,206	$77,954,748	$70,092	$(95,079,817)	$(97,211)	$(17,148,982)

Common stock issued for the conversion of debt	40,465,546	4,047	11,528,633	-	-	-	11,532,680
Rounding for reverse split	575	-	-	-	-	-	-
Loss on extinguishment of debt	-	-	6,659,359	-	-	-	6,659,359
Net loss for the nine months ended February 28, 2023	-	-	-	-	(10,263,947)	(303,451)	(10,567,398)
Balance, February 28, 2023	72,518,142	$7,253	$96,142,740	$70,092	$(105,343,764)	$(400,662)	$(9,524,341)

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 28, 2023	February 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,567,398)	$(918,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity investment	176,587	-
Amortization of debt discounts and fees	597,821	132,735
Gain on settlement of note receivable	(348,165)	(2,218,574)
Fair value of shares vested by officers	-	8,780
Loss on extinguishment of debt	6,659,359	-
Gain on debt settlement	(2,384)	-
Depreciation and amortization expense	716,114	535,361
Bad debt expense	(4,437)	2,329
Changes in assets and liabilities:
Accounts receivable	(95,718)	(160,067)
Prepaid expenses and other current assets	143,627	(6,385)
Inventory	(931,861)	(1,114,556)
Right of use asset	263,064	240,736
Accounts payable and accrued expenses	739,622	266,417
Accrued interest	327,169	95,050
Funds held in escrow	-	-
Deferred tax liability	1,552,028	793,322
Operating lease liability	(244,011)	(213,827)
Net cash used in operating activities	(1,018,583)	(2,557,348)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(141,465)	(165,875)
Investment in Quinn River	(297,149)	-
Cash paid for construction deposit on grow facility	-	(82,500)
Proceeds from collection of note receivable	348,165	2,218,574
Net cash provided by (used in) investing activities	(90,449)	1,970,199

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	1,717,115	808,800
Repayments of loan payable	(1,869,344)	(566,339)
Proceeds from debenture offering	-	2,500,000
Principal payments on notes payable	-	(365,991)
Repayments on convertible debt	(350,000)	-
Principal payments on finance leases	(52,786)	-
Net cash provided by (used in) financing activities	(555,015)	2,376,470

Net increase (decrease) in cash and cash equivalents	(1,664,047)	1,789,321

Cash and cash equivalents at beginning of period	2,551,859	1,665,263

Cash and cash equivalents at end of period	$887,812	$3,454,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,188,397	$1,221,173
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of notes payable	$11,532,680	$281,000

Initial ROU asset and lease liability - operating	$46,745	$229,412
Original issue discount on notes payable	$-	$1,875,000
Fair value of warrants issued with debenture offering	$-	$98,448
Capitalized Interest	$3,283	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2023

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of the Company effective on June 11, 2021 (the “IGH Settlement Note”). Pursuant to the IGH Settlement Note, IGH paid the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the year ended May 31, 2022, the Company received $2,740,820 under the IGH Settlement Note, which included $2,666,670 in principal and $74,150 in accrued interest. During the nine months ended February 28, 2023, the Company received $348,165 under the IGH Settlement Note, which included $333,333 in principal and $14,832 in accrued interest. As of February 28, 2023, the IGH Settlement Note had been repaid in full. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

On October 20, 2021, the Company entered into a management services agreement (the “Quinn River Joint Venture Agreement”) through its 50% owned subsidiary, Kealii Okamalu, LLC (“Kealii Okamalu”), with CSI Health MCD LLC (“CSI”) and a commission established by the authority of the Tribal Council of the Fort McDermitt Paiute and Shoshone Tribe (the “Tribe”). The purpose of the Quinn River Joint Venture Agreement is to establish a business (the “Quinn River Joint Venture”) to grow, cultivate, process and sell cannabis and related products. The Quinn River Joint Venture Agreement has a term of 10 years plus a 10-year renewal term from the date the first cannabis crop produced is harvested and sold; the first sale of product produced by the Quinn River Joint Venture occurred on September 22, 2022. Pursuant to the Quinn River Joint Venture Agreement, Kealii Okamalu leases approximately 20-30 acres of the Tribe’s land located along the Quinn River at a cost of $3,500 per quarter and managed the design, finance and construction of a cannabis cultivation facility on such tribal lands (the “Cultivation Facility”). Kealii Okamalu also manages the ongoing operations of the Cultivation Facility and related business, including, but not limited to, cultivation of cannabis crops, personnel staffing, product packaging, testing, marketing and sales. Packaged products are branded as “Quinn River Farms.” The Company has provided up to 10,000 square feet of warehouse space at its Las Vegas facility for the Quinn River product and has preferred vendor status, including the right to purchase cannabis flower and the business’s cannabis trim at favorable prices. Kealii Okamalu is expected to ultimately contribute $6 million towards the construction of the Cultivation Facility and the working capital for the Quinn River Joint Venture. This amount will be repaid from a portion of the net income of the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. After repayment to Kealii Okamalu of the initial investment amount of approximately $6 million, Kealii Okamalu will receive one-third of the net profits of the Quinn River Joint Venture. At February 28, 2023, Kealii Okamalu has contributed approximately $2.95 million to the Quinn River Joint Venture.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $887,812 and $2,551,859 as of February 28, 2023 and May 31, 2022, respectively. The reduction in cash and cash equivalents is largely a function of the financial demands of the Tribal Joint Venture during this nine month period.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had ($4,437) and $2,329 of bad debt expense (recoveries) during the three months ended February 28, 2023 and 2022, respectively. The Company had ($4,437) and $2,329 of bad debt (recoveries) expense during the nine months ended February 28, 2023 and 2022, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using a perpetual inventory system whereby costs are determined by acquisition costs of individual items included in inventory. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable values. Our cannabis products consist of prepackaged purchased goods ready for resale, along with produced tinctures and extracts developed under our production license.

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

Non-Controlling Interests

The Company reports “non-controlling interest in subsidiary” as a component of equity, separate from parent’s equity, on the Consolidated Balance Sheets. In addition, the Company’s Consolidated Statements of Operations includes “net income (loss) attributable to non-controlling interest.” During the three months ended February 28, 2023 and 2022, the Company reported a non-controlling interest in the amount of $130,391 and $5,028, respectively, representing 50% of the (income) loss incurred by its partially owned subsidiary, Kealii Okamalu. During the nine months ended February 28, 2023 and 2022, the Company reported a non-controlling interest in the amount of $303,451 and $8,528, respectively, representing 50% of the loss incurred by its partially owned subsidiary, Kealii Okamalu.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $119,327 and $299,154 for the three months ended February 28, 2023 and 2022, respectively. Total recognized advertising and marketing expenses were $517,452 and $1,087,692 for the nine months ended February 28, 2023 and 2022, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $196 and $1,800 for the three months ended February 28, 2023 and 2022, respectively. The Company incurred research and development costs of $879 and $12,308 for the nine months ended February 28, 2023 and 2022, respectively.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and nine months ended February 28, 2023 and 2022:

	For the Three	For the Three
	Months Ended	Months Ended
	February 28, 2023	February 28, 2022
Cannabis Dispensary	3,592,261	3,333,229
Cannabis Production	1,908,014	2,255,037
	$5,437,302	$5,588,266

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 28, 2023	February 28, 2022
Cannabis Dispensary	11,210,622	10,670,203
Cannabis Production	6,345,784	5,832,775
	$17,556,406	$16,502,978

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At February 28, 2023 and 2022, the Company had the following potentially dilutive instruments outstanding: at February 28, 2023, a total of 42,679,702 shares (21,962,699 issuable upon the exercise of warrants, 256,550 issuable upon the exercise of unit warrants, 20,430,453 issuable upon the conversion of convertible notes payable and accrued interest, and 30,000 in stock to be issued); and at February 28, 2022, a total of 19,062,846 shares (1,836,574 issuable upon the exercise of warrants, 760,323 issuable upon the exercise of unit warrants, 16,423,449 issuable upon the conversion of convertible notes payable and accrued interest, and 42,500 in stock to be issued).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the three and nine months ended February 28, 2023. For the three and nine months ended February 28, 2023, the Company excluded from the calculation of fully diluted earnings per share the following instruments which were anti-dilutive: shares issuable pursuant to the conversion of notes payable and accrued interest, shares issuable pursuant to the exercise of warrants, and 30,000 shares of common stock issuable.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $105,343,764 as of February 28, 2023. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with revenues from operations. The Company has reported positive operating income for the third quarter of 2023.

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the year ended May 31, 2022, the Company received $2,740,820 under the IGH Settlement Note, which included $2,666,670 in principal and $74,150 in accrued interest. During the nine months ended February 28, 2023, the Company received $348,165 under the IGH Settlement Note, which included $333,333 in principal and $14,832 in accrued interest. As of February 28, 2023, the IGH Settlement Note had been repaid in full. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

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

During the nine months ended February 28, 2023, Kealii Okamalu made investments in the aggregate amount of $1,249,273 in the Quinn River Joint Venture; this amount was reduced by $952,125 representing the value of inventory transferred from the Quinn River Joint Venture to the Company. The Company also purchased $84,327 of fixed assets for use by the Quinn River Joint Venture which are on the balance sheet of Kealii Okamalu. During the nine months ended February 28, 2023, the Quinn River Joint Venture recorded a loss in the amount of $529,761. One-third of this amount, or $176,587, was charged to the financial statements of Kealii Okamalu and recorded as a loss on equity investment in the Company’s financial statements for the nine months ended February 28, 2023. The Company’s net equity investment in the Quinn River Joint Venture was $590,137 at February 28, 2023.

Note 4 – Accounts Receivable

Accounts receivable was $718,382 and $618,227 at February 28, 2023 and May 31, 2022, respectively. The Company had bad debt expense (recoveries) of ($4,437) and $2,329 during the three months ended February 28, 2023 and 2022. The Company had bad debt (recoveries) expense of ($4,437) and $2,329 during the nine months ended February 28, 2023 and 2022. No allowance for doubtful accounts was necessary during the three and nine months ended February 28, 2023 and 2022.

Note 5 – Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	February 28,	May 31,
	2023	2022
Raw materials	$487,489	$297,563
Finished goods	3,861,974	3,120,039
Total	$4,349,463	$3,417,602

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at February 28, 2023 and May 31, 2022:

	February 28,	May 31,
	2023	2022
Deposits	$-	2,016
Prepaid expenses	183,742	293,853
Total	$183,742	$295,869

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the year ended May 31, 2022, the Company received $2,740,820 under the IGH Settlement Note, which included $2,666,670 in principal and $74,150 in accrued interest. During the nine months ended February 28, 2023, the Company received $348,165 under the IGH Settlement Note, which included $333,333 in principal and $14,832 in accrued interest. As of February 28, 2023, the IGH Settlement Note had been repaid in full. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

Note 8 – Property, Plant and Equipment

Property, plant and equipment consisted of the following at February 28, 2023 and May 31, 2022:

	February 28, 2023	May 31, 2022
Office equipment	$136,476	$132,859
Furniture and fixtures	148,358	148,358
Machinery & Equipment	2,561,290	2,447,715
Leasehold improvements	3,711,224	3,686,951
Less: accumulated depreciation	(2,703,369)	(2,073,449)
Property, plant, and equipment, net	$3,853,979	$4,342,434

The Company made payments in the amounts of $141,465 and $165,875 for property and equipment during the nine months ended February 28, 2023 and May 31, 2022, respectively.

Depreciation expense totaled $210,187 and $150,883 for the three months ended February 28, 2023 and 2022, respectively. Depreciation expense totaled $629,920 and $449,189 for the nine months ended February 28, 2023 and 2022, respectively.

Note 9 – Right of Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 10.5 years, some of which include options to extend.

The Company’s lease expense for the three months ended February 28, 2023 and 2022 was entirely comprised of operating leases and amounted to $82,858 and $73,874, respectively. The Company’s lease expense for the nine months ended February 28, 2023 and 2022 was entirely comprised of operating leases and amounted to $244,021 and $323,218, respectively. The Company’s right of use (“ROU”) asset amortization for the three months ended February 28, 2023 and 2022 was $88,997 and $82,479, respectively. The Company’s right of use (“ROU”) asset amortization for the three months ended February 28, 2023 and 2022 was $216,319 and $240,736, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The Company has recorded total right of use assets of $4,159,621 and liabilities in the amount of $4,116,221 through February 28, 2022. During the nine months ended February 28, 2023, the Company entered into an agreement to extend the lease term of its property located at 1718 Industrial Road from August 31, 2022 to August 31, 2024, resulting in an increase in right of use assets and lease liabilities in the amount of $46,745.

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

Right of use assets – operating leases are summarized below:

February 28, 2023
Amount at inception of leases	$4,159,621
Amount amortized	(2,221,423)
Balance – February 28, 2023	$1,938,198

Operating lease liabilities are summarized below:

Amount at inception of leases	$4,116,221
Amount amortized	(2,110,080)
Balance – February 28, 2023	$2,006,141

Warehouse and offices	$1,722,874
Land	208,599
Office equipment	6,725
Balance – February 28, 2023	$1,938,198

Lease liability	$2,006,141
Less: current portion	(362,917)
Lease liability, non-current	$1,643,224

Maturity analysis under these lease agreements is as follows:

Twelve months ended February 28, 2024	$524,554
Twelve months ended February 28, 2025	523,265
Twelve months ended February 28, 2026	526,358
Twelve months ended February 28, 2027	226,296
Twelve months ended February 28, 2028	230,641
Thereafter	568,775
Total	$2,599,889
Less: Present value discount	(593,748)
Lease liability	$2,006,141

Note 10 – Intangible Assets

Intangible assets consisted of the following at February 28, 2023 and May 31, 2022:

	February 28, 2023
	Gross	Accumulated Amortization	Net
Intellectual Property	$319,600	$(149,147)	$170,453
License & Customer Relations	990,000	(231,000)	759,000
Tradenames - Trademarks	301,000	(140,467)	106,533
Non-Compete Agreements	27,000	(27,000)	-
Domain Names	25,993	(11,888)	14,105
Total	$1,663,593	$(559,502)	$1,104,091

	May 31, 2022
		Accumulated
	Gross	Amortization	Net
Intellectual Property	$319,600	$(125,177)	$194,423
License & Customer Relations	990,000	(193,875)	796,125
Tradenames - Trademarks	301,000	(117,892)	183,108
Non-compete Agreements	27,000	(27,000)	-
Domain Names	25,993	(9,364)	16,629
Total	$1,663,593	$(473,308)	$1,190,285

Total amortization expense charged to operations for the three months ended February 28, 2023 and 2022 was $28,734 and $28,023, respectively. Total amortization expense charged to operations for the nine months ended February 28, 2023 and 2022 was $86,194 and $86,172, respectively.

Amount to be amortized during the twelve months ended February 28,
2024	$114,896
2025	114,896
2026	114,896
2027	114,896
2028	112,321
Thereafter	532,186
$1,104,091

Note 11 – Goodwill

Goodwill in the amount of $557,896 is carried on the Company’s balance sheet at February 28, 2023 and May 31, 2022 in connection with the acquisition of Alternative Solutions on June 27, 2018.

Goodwill Impairment Test

The Company assessed its intangible assets as of May 31, 2022 and 2021 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company determined that the fair value of its intangible assets exceeded the carrying value of goodwill at February 28, 2023 and May 31, 2022. As a result, no impairment was recorded. At February 28, 2023 and May 31, 2022, the net amount of goodwill on the Company’s balance sheet was $557,896.

Note 12 – Other Assets

Other assets included the following as of February 28, 2023 and May 31, 2022:

	February 28,	May 31,
	2023	2022
Security deposits	$198,000	$229,500
	$198,000	$229,500

Note 13 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at February 28, 2023 and May 31, 2022:

	February 28, 2023	May 31, 2022
Trade accounts payable	$2,145,357	$1,414,074
Accrued payroll and payroll taxes	272,250	323,254
Accrued liabilities	391,882	580,570
Legal fees in dispute (a)	248,031	-
Total	$3,057,520	$2,317,898

a.

Amount represents invoices received by the Company from prior legal counsel for services. As of February 28, 2023, the Company has completed its investigation of these invoices and has determined not to approve them for payment. Furthermore, on January 4, 2023, the company filed a Florida Bar Association Complaint against the lawyer who provided the services. The Bar Complaint seeks sanctions for “Excessive and Unreasonable Legal Fees”, “Violation of the Attorney-Client Privilege” and “Intentional Delay and Harm to the Company’s Interest”.

Note 14 – Loans Payable

Leaflink Financing Agreement

The Company is a party to an accounts receivable financing agreement with a lender (the “Short Term Financing Agreement”) for two of its subsidiaries. During the three months ended February 28, 2023, the Company received cash proceeds in the amount of $0 from additional loans under the Short-Term Financing Agreement, made payments in the amount of $235,000 and incurred fees in the amount of $0. During the nine months ended February 28, 2022, the Company received cash proceeds in the amount of $650,115 from additional loans under the Short-Term Financing Agreement, made payments in the amount of $1,585,962, and incurred fees in the amount of $75,559. At February 28, 2023, and May 31, 2022, the balance due under the Short Term Financing Agreement was $152,785 and $1,013,073, respectively. The loans are due in 30 days and have a discount fee of 3%.

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

During the nine months ended February 28, 2023, the Company received cash proceeds in the amount of $873,000 from the loan agreement. During the three and nine months ended February 28, 2023, the Company made payments in the amount of $364,763 and $457,950, respectively. Of these payments $219,159 was principal and $145,604 was interest for the three months ended February 28, 2023. Of these payments $224,811 was principal and $233,139 was interest for the nine months ended February 28, 2023. At the inception of the loan, the Company recorded a discount in the amount of $27,000 related to prepaid fees. During the three and nine months ended February 28, 2023, the Company amortized $7,313 and $11,250, respectively, of these fees to interest expense, the balance of the discount remaining at February 22, 2023 is $15,750. At February 28, 2023, and May 31, 2022, the balance due under the CBR Agreement was $659,439 and $0 net of discount, respectively

2022 Financing Agreement TVT

Effective October 21, 2022, we entered into a Purchase and Sale of Future Receipts Agreement with TVT Business Funding LLC to borrow $200,000. The loan is repayable in 48 weekly installments in the amount of $5,916.67.

During the nine months ended February 28, 2023, the Company received cash proceeds in the amount of $194,000 from the loan agreement. During the three and nine months ended February 28, 2023 and 2022, the Company made payments in the amount of $76,917 and $106,500, respectively. Of these payments $43,876 was principal and $33,041 was interest for the three months ended February 28, 2023. Of these payments $58,572 was principal and $47,928 was interest for the nine months ended February 28, 2023. At the inception of the loan, the Company recorded a discount in the amount of $6,000 related to prepaid fees. During the three and nine months ended February 28, 2023, the Company amortized $1,625 and $2,250, respectively, of these fees to interest expense, the balance of the discount remaining at February 28, 2023 is $3,750. At February 28, 2023, and May 31, 2022, the balance due under the TVT Agreement was $137,678 and $0 net of discount, respectively

Note 15 – Convertible Notes Payable

February 28, 2023	May 31, 2022

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 1 was convertible into units (the “Convertible Debenture Units”) at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of U.S. Convertible Debenture 1 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 1 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the three and nine months ended February 28, 2023, the Company accrued interest in the amounts of $36,036 and $171,169 on the U.S. Convertible Debenture 1, respectively. During the three and nine months ended February 28, 2023, the Company made interest payments in the amounts of $0 and $90,089, respectively. On April 15, 2021, the U.S. Convertible Debenture 1 was amended as follows: (i) the conversion price of the debenture was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $2,038,803 during the year ended May 31, 2021 in connection with the amendment. On September 15, 2022, the U.S. Convertible Debenture 1 was further amended as follows: (i) the conversion price of debentures with a principal amount of $2,702,674 was reduced to $0.285 per unit, and these debentures along with accrued interest in the amount of $45,044 were converted to 9,641,118 shares of common stock and warrants to purchase 4,820,560 shares of common stock; (ii) the conversion price of the remaining debentures with a principal amount of $1,801,783 was reduced to $0.40 per share; (iii) the maturity date of 50% of the remaining debentures with a principal amount of $900,891.50 was extended to December 31, 2023, and the maturity date of 50% of the remaining debentures with a principal amount of $900,891.50 was extended to December 31, 2024; and (iv) the conversion price of the warrants issuable upon conversion of the debentures was reduced to $0.40. The value of the warrants will be determined when the issuance becomes probable. This amendment was accounted for as an extinguishment of debt, and a loss in the amount of $1,689,368 was recorded on this transaction.

$1,801,783	$4,504,457

February 28, 2023	May 31, 2022

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 2 was convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. On July 26, 2019, U.S. Convertible Debenture 2 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 2, the conversion price of U.S. Convertible Debenture 2 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 2 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the three and nine months ended February 28, 2023, the Company accrued interest in the amounts of $9,009 and $42,792 on the U.S. Convertible Debenture 2, respectively. During the three and nine months ended February 28, 2023, the Company made interest payments in the amounts of $0 and $22,522, respectively. On April 15, 2021, the U.S. Convertible Debenture 2 was amended as follows: (i) the conversion price of the debentures was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $509,700 during the year ended May 31, 2021. On September 15, 2022, the U.S. Convertible Debenture 2 was further amended as follows: (i) the conversion price of debentures with a principal amount of $675,668 was reduced to $0.285 per unit, and these debentures along with accrued interest in the amount of $11,261 were converted to 2,410,279 shares of common stock and warrants to purchase 1,205,140 shares of common stock; (ii) the conversion price of the remaining debentures with a principal amount of $450,446 was reduced to $0.40 per share; (iii) the maturity date of 50% of the remaining debentures with a principal amount of $225,223 was extended to December 31, 2023, and the maturity date of 50% of the remaining debentures with a principal amount of $225,223 was extended to December 31, 2024; and (iv) the conversion price of the warrants issuable upon conversion of the debentures was reduced to $0.40. The value of the warrants will be determined when the issuance becomes probable. This amendment was accounted for as an extinguishment of debt, and a loss in the amount of $422,331 was recorded on this transaction.

450,446	1,126,114

February 28, 2023	May 31, 2022

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 4 was convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of U.S. Convertible Debenture 4 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 4 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the three and nine months ended February 28, 2023, the Company accrued interest in the amounts of $10,500 and $35,009 on the U.S. Convertible Debenture 4, respectively. During the three and nine months ended February 28, 2023, the Company made interest payments in the amounts of $0 and $23,964, respectively. On April 19, 2021, the U.S. Convertible Debenture 4 was amended as follows: (i) the conversion price of the debenture was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 25, 2021 to October 25, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $271,164 during the year ended May 31, 2021. On October 25, 2022, the Company received a notice of demand from the lender, placing the U.S. Convertible Debt 4 into default status. On November 1, 2022, the Company entered into a forbearance agreement with the lender (the “Forbearance Agreement”) with the following terms: (i) the Company will pay the lender the amount of $150,000 on November 2, 2022, and an additional $50,000 each month for the following nine months, or a total of $600,000; (ii) the default interest rate of 12% will be applied on the existing principal balances until paid in full; (iii) lender shall forbear from taking any further action based upon the existing default. As a result of this agreement, the Company capitalized $3,283 of accrued interest. During the three and nine months ended February 28, 2023, the Company made payments in the aggregate amount of $150,000 and $350,000, respectively, pursuant to Forbearance Agreement. The Company recognized a gain in the amount of $2,384 on this transaction during the nine months ended February 28, 2023.

250,000	599,101

	February 28, 2023	May 31, 2022

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures were to mature on a date that was three years following issuance. The Canaccord Debentures were convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 8,081 shares of the Company’s common stock, and warrants to purchase 4,040 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the three and nine months ended February 28, 2023, the Company accrued interest in the amounts of $105,077 and $501,089 on the Canaccord Debentures, respectively. During the three and nine months ended February 28, 2023, the Company made interest payments in the amounts of $0 and $264,383, respectively. On March 31, 2021, the Canaccord Debentures were amended as follows: (i) the conversion price of the debentures was reduced to $1.20 per unit; (ii) the maturity date was extended from December 12, 2021 to December 12, 2022; (iii) the mandatory conversion threshold was reduced from a daily volume weighted average trading price of greater than $4.80 per share to $2.40 per share for the preceding ten consecutive trading days; and (iv) the exercise price of the warrants issuable upon conversion was reduced from $4.40 to $1.60 and the expiration of the warrants extended until March 31, 2024. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $3,286,012 during the year ended May 31, 2021. During the year ended May 31, 2022, principal in the aggregate amount of $281,000 was converted into an aggregate of 234,167 shares of the Company’s common stock, and warrants to purchase 117,084 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. On September 15, 2022, the Canaccord Debentures were further amended as follows: (i) the conversion price of debentures with a principal amount of $7,965,278 was reduced to $0.285 per unit, and these debentures along with accrued interest in the amount of $132,755 were converted to 28,414,149 shares of common stock and warrants to purchase 14,207,075 shares of common stock; (ii) the conversion price of the remaining debentures with a principal amount of $52,53,873 was reduced to $0.40 per share; (iii) the maturity date of 50% of the remaining debentures with a principal amount of $2,626,936.50 was extended to December 31, 2023, and the maturity date of 50% of the remaining debentures with a principal amount of $2,626,936.50 was extended to December 31, 2024; and (iv) the conversion price of the warrants issuable upon conversion of the debentures was reduced to $0.40. The value of the warrants will be determined when the issuance becomes probable. This amendment was accounted for as an extinguishment of debt, and a loss in the amount of $4,547,660 was recorded on this transaction.

	5,253,873	13,219,149

Total - Convertible Notes Payable	$7,756,102	$19,448,821
Less: Discount	(-)	(-)
Convertible Notes Payable, Net of Discounts	$7,756,102	$19,448,821

	February 28, 2023	May 31, 2022
Total - Convertible Notes Payable, Net of Discounts, Current Portion, net of discount	$4,003,052	$19,448,821
Total - Convertible Notes Payable, Net of Discounts, Long-term Portion, net of discount	$3,753,050	$-

Discounts on notes payable amortized to interest expense – 3 months ended February 28, 2023 and 2022, respectively	$-	$-

Discounts on notes payable amortized to interest expense – 9 months ended February 28, 2023 and 2022, respectively	$-	$-

Note 16 – Notes Payable

February 28, 2023	May 31, 2022

Debenture in the principal amount of $250,000 (the “Debenture 1”) dated December 1, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 1 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 75,758 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 1 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,223 on Debenture 1. During the three and nine months ended February 28, 2023, $1,667 and $5,000 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $187,500 on Debenture 1. During the three and nine months ended February 28, 2023, $18,145 and $54,435 of this original issue discount was charged to operations, respectively. During three and nine months ended February 28, 2023, the Company accrued interest in the amounts of $9,375 and $28,125 on Debenture 1, respectively. During the three and nine months ended February 28, 2023, the Company made interest payments in the amounts of $9,375 and $40,625, respectively.

$250,000	$250,000

Debenture in the principal amount of $250,000 (the “Debenture 2”) dated December 21, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 2 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 75,758 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 2 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $10,428 on Debenture 2. During the three and nine months ended February 28, 2023, $1,009 and $3,027 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $187,500 on Debenture 2. During the three and nine months ended February 28, 2023, $18,145 and $54,435 of this original issue discount was charged to operations, respectively. During the three and nine months ended February 28, 2023, the Company accrued interest in the amounts of $9,375 and $28,125 on Debenture 2, respectively. During the three and nine months ended February 28, 2023, the Company made interest payments in the amounts of $9,375 and $38,542, respectively.

250,000	250,000

February 28, 2023	May 31, 2022

Debenture in the principal amount of $500,000 (the “Debenture 3”) dated December 21, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 3 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 3 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $19,335 on Debenture 3. During the three and nine months ended February 28, 2023, $1,871 and $5,613 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 3. During the three and nine months ended February 28, 2023, $36,290 and $108,871 of this original issue discount was charged to operations, respectively. During the three and nine months ended February 28, 2023, the Company accrued interest in the amounts of $18,750 and $56,250 on Debenture 3, respectively. During the three and nine months ended February 28, 2023, the Company made interest payments in the amounts of $18,750 and $76,875, respectively.

500,000	500,000

Debenture in the principal amount of $500,000 (the “Debenture 4”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 4 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 4 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 4. During the three and nine months ended February 28, 2023, $1,715 and $5,146 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 4. During the three and nine months ended February 28, 2023, $37,500 and $112,500 of this original issue discount was charged to operations, respectively. During the three and nine months ended February 28, 2023, the Company accrued interest in the amounts of $18,750 and $56,250 on Debenture 4, respectively. During the three and nine months ended February 28, 2023, the Company made interest payments in the amounts of $18,750 and $74,167, respectively.

500,000	500,000

	February 28, 2023	May 31, 2022

Debenture in the principal amount of $500,000 (the “Debenture 5”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 5 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 5 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 5. During the three and nine months ended February 28, 2023, $1,715 and $5,146 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 5. During the three and nine months ended February 28, 2023, $37,500 and $112,500 of this original issue discount was charged to operations, respectively. During the three and nine months ended February 28, 2023, the Company accrued interest in the amounts of $18,750 and $56,250 on Debenture 5, respectively. During the three and nine months ended February 28, 2023, the Company made interest payments in the amounts of $18,750 and $74,167, respectively.

	500,000	500,000

Debenture in the principal amount of $500,000 (the “Debenture 6”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 6 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 6 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 6. During the three and nine months ended February 28, 2023, $1,715 and $5,146 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 6. During the three and nine months ended February 28, 2023, $37,500 and $112,500 of this original issue discount was charged to operations, respectively. During the three and nine months ended February 28, 2023, the Company accrued interest in the amounts of $18,750 and $56,280 on Debenture 6, respectively. During the three and nine months ended February 28, 2023, the Company made interest payments in the amounts of $18,750 and $74,167, respectively.

	500,000	500,000

Total	$2,500,000	$2,500,000
Original Issue Discount	1,875,000	1,875,000
Notes Payable, Gross	4,375,000	4,375,000
Less: Discount	(1,097,113)	(1,681,434)
Notes Payable, Net of Discount	$3,277,887	$2,693,566

Discounts on notes payable amortized to interest expense – 3 months ended February 28, 2023 and 2022, respectively	$194,774	$-

Discounts on notes payable amortized to interest expense – 9 months ended February 28, 2023 and 2022, respectively	$584,321	132,735

Aggregate maturities of notes payable and convertible notes payable as of February 28, 2023 are as follows:

For the twelve months ended February 28,

2024	$5,253,051
2025	5,003,051
2026	375,000
2027	375,000
2028	1,125,000
Thereafter	-
Total	$12,131,102

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

Note 17 – Lease Liabilities - Financing Leases

	February 28, 2023	May 31, 2022
	(unaudited)
Financing lease obligation under a lease agreement for extraction equipment dated March 14, 2022 in the original amount of $359,900 payable in forty-eight monthly installments of $10,173 including interest at the rate of 15.89%. During the three months ended February 28, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $18,292 and $12,227, respectively. During the nine months ended February 28, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $52,786 and $38,771, respectively.	$296,207	$348,993

Current portion	$80,818	$71,813
Long-term maturities	215,389	277,180
Total	$296,207	$348,993

Aggregate maturities of lease liabilities – financing leases as of February 28, 2023 are as follows:

For the period ended February 28,

2024	$80,818
2025	94,605
2026	110,744
2027	10,040
2028	-
Thereafter	-
Total	$296,207

Note 18 – Stockholders’ Equity

The Company’s authorized capital stock consists of 187,500,000 shares of common stock, par value $0.0001, at February 28, 2023 and 2022, and 5,000,000 shares of preferred stock, par value $0.001 per share.

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

Common stock transactions for the nine months ended February 28, 2023

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

Common stock transactions for the nine months ended February 28, 2022

Common Stock and Warrants Issued upon Conversion of Notes Payable:

On June 17, 2021, the Company issued 234,167 shares of common stock and three-year warrants to acquire 117,083 shares of common stock at a price of $1.10 (now $0.40 as a result of the amendment of the Canaccord Debentures) per share to Canaccord Genuity Corp., as nominee, in connection with the conversion of a portion of the Canaccord Debentures in the principal amount of $281,000. No gain or loss was recorded on this transaction because the conversion was made pursuant to the terms of the original agreement.

During the three months ended February 28, 2022, the Company granted 25,000 shares of common stock to an employee. The Company charged the value of these shares $8,780 to common stock subscribed. These shares had not been issued as of February 28, 2022.

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

The following table summarizes the significant terms of warrants outstanding at February 28, 2023. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants

$0.40	20,232,775	2.55	0.40	20,232,775	0.40
1.60	191,094	2.55	$1.60	191,094	$1.60
1.65	757,580	1.83	1.65	757,580	1.65
2.40	781,250	0.21	2.40	781,250	2.40
	21,962,699	2.44	$0.53	21,962,699	$0.53

Transactions involving warrants are summarized as follows. This table does not include the unit warrants. See Unit Warrants section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2021	13,499,411	$2.12
Granted	874,666	$1.65
Exercised	-	$-
Cancelled / Expired	(12,644,153)	$2.09
Warrants outstanding at May 31, 2022	1,729,924	$1.98
Granted	20,232,775	$0.40
Exercised	-	$-
Cancelled / Expired	-	$-
Warrants outstanding at February 28, 2023	21,962,699	$0.53

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

Note 19 – Related Party Transactions

As of February 28, 2023 and May 31, 2022, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

On August 17, 2022, the Company granted 50,000 shares of restricted common stock to Charlene Soco, an officer of the Company, effective February 4, 2022. The shares were fully vested, and the restrictions removed, on December 31, 2022

During the three months ended February 28, 2023, the Company made payments of $5,000 to each of its three directors for their participation on the Board, for a total of $15,000. During the nine months ended February 28, 2023, the Company made payments of $10,000 to each of its three directors for their participation on the Board, for a total of $30,000.

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

Note 20 – Income Taxes

The following table summarizes the Company’s income tax accrued for the three and nine months ended February 28, 2023:

	For the Three Months Ended February 28, 2023	For the Three Months Ended February 28, 2022
Loss before provision for income taxes	$(513,654)	$(673,031)
Provision for income taxes	$(516,252)	$(324,265)
Effective tax rate	100.5%	48.2%

	For the Nine Months Ended February 28, 2023	For the Nine Months Ended February 28, 2022
Loss before provision for income taxes	$(9,015,370)	$(125,347)
Provision for income taxes	$(1,552,028)	$(793,322)
Effective tax rate	17.2%	632.1%

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

Note 22 – Subsequent Events

Effective March 1, 2023, the Company and Mr. Glashow entered into a three-year employment agreement pursuant to which Mr. Glashow continued serving as the Company’s Chief Executive Officer and commenced serving as the Company’s Chairman of the Board. Under the Agreement, Mr. Glashow is entitled to receive an annual salary of $325,000; a monthly amount of $1,500 for health insurance and health related expenses; a monthly amount for home office expenses incurred; and an automobile allowance of $1,200 monthly. Further, he is entitled to receive a performance bonus equal to 2% of the Company’s annual EBITDA up to a maximum annual cash compensation of $1 million including Base Salary. Effective March 1, 2023, and in connection with the Agreement, Mr. Glashow entered into an Employee Confidentiality, Invention and Non-Competition Agreement. Pursuant thereto, Mr. Glashow agreed: (i) not to compete with the Company during the term of his employment and for a period of one year thereafter; (ii) not to release or disclose the Company’s confidential information; and (iii) to assign the rights of all work product to the Company, among other terms.

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and a secured promissory note dated and executed by IGH in favor of us and effective June 11, 2021 (the “IGH Settlement Note”). Pursuant to the IGH Settlement Note, IGH paid us $3,000,000, $1,000,000 of which was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments, which began on August 12, 2021. During the year ended May 31, 2022, we received $2,740,820 under the IGH Settlement Note, which included $2,666,670 in principal and $74,150 in accrued interest. During the nine months ended February 28, 2023, we received $348,165 was due under the IGH Settlement Note, which included $333,333 in principal and $14,382 in accrued interest. As of February 28, 2023, the IGH Settlement Note has been paid in full. We record amounts paid under the IGH Settlement Note as gains when payments are received.

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

During the nine months ended February 28, 2023, Kealii Okamalu made investments in the aggregate amount of $1,249,273 in the Quinn River Joint Venture; this amount was reduced by $952,125 representing the value of inventory transferred from the Quinn River Joint Venture to the Company. The Company also purchased $84,327 of fixed assets for use by the Quinn River Joint Venture which are on the balance sheet of Kealii Okamalu. During the nine months ended February 28, 2023, the Quinn River Joint Venture recorded a loss in the amount of $526,761. One-third of this amount, or $176,587, was charged to the financial statements of Kealii Okamalu and recorded as a loss on equity investment in the Company’s financial statements for the nine months ended February 28, 2023. The Company’s net equity investment in the Quinn River Joint Venture was $590,137 at February 28, 2023

COVID-19 Update

Since mid-2019 there have been many uncertainties regarding the Novel Coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption. The COVID-19 pandemic has had far-reaching impacts on many aspects of our operations, directly and indirectly, including consumer behavior, customer store traffic, production capabilities, timing of product availability, our people, and the market generally. The COVID-19 pandemic has resulted in regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of restaurants, retail locations and other public gatherings, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had adverse impacts on our business, financial condition and results of operations.

In light of the situation relating to the COVID-19 pandemic, we took certain precautionary measures intended to help minimize the risk to our Company, employees, and customers, including the following:

●	We identified safety precautions that we implemented in our facilities from March 2020, and into 2022.
●	Although our facilities continued to operate, we evaluated their operations in case we had to shut down operations temporarily at any time in the future.

During the year ended December 31, 2022, we made the determination that COVID-19 possessed no continued serious risk to our employees and our business, and we returned to operating under pre-COVID-19 protocols.

Results of Operations for the Three Months Ended February 28, 2023 and February 28, 2022

The table below sets forth our select expenses as a percentage of revenue for the applicable periods:

	Three Months Ended	Three Months Ended
	February 28, 2023	February 28, 2022
Revenue	100%	100%
Cost of Goods Sold	44%	48%
Gross Margin	56%	52%
Selling, General, and Administrative Expenses	53%	63%
Gain on Settlement of Notes Receivable	-%	9%
Provision for Income Tax	9%	6%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Three Months Ended	Three Months Ended
	February 28, 2023	February 28, 2022
Number of Customers Served (Dispensary)	77,859	66,016
Revenue	$5,437,302	$5,588,266
Gross Profit	$3,018,693	$2,887,106
Gain on Note Receivable	$-	$522,246
Net Loss	$(899,515)	$(992,268)
EBITDA (1)	$504,615	$100,595

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

Reconciliation of net loss for the three months ended February 28, 2023 and 2022 to EBITDA:

	Three Months Ended February 28, 2023	Three Months Ended February 28, 2022
Net Loss attributable to CLS Holdings, Inc.	$(899,515)	$(992,268)
Add:
Interest expense, net	$648,957	$589,692
Provision for income taxes	$516,252	$324,265
Depreciation and amortization	$238,921	$178,906
EBITDA	$504,615	$100,595

Revenues

We had revenue of $5,437,302 during the three months ended February 28, 2023, a decrease of $150,964, or 3%, compared to revenue of $5,588,266 during the three months ended February 28, 2022. Our cannabis dispensary accounted for $3,529,261, or 65%, of our revenue for the three months ended February 28, 2023, an increase of $196,032, or 6%, compared to $3,333,229 during the three months ended February 28, 2022. Dispensary revenue increased during the third quarter of fiscal year 2023 because our average sales per day increased from $37,036 during the third quarter of fiscal year 2022 to $39,214 during the third quarter of fiscal year 2023. Our cannabis production accounted for $1,908,041, or 35%, of our revenue for the three months ended February 28, 2023, a decrease of $346,996 or 15%, compared to $2,255,037 for the three months ended February 28, 2022. The decrease in production revenues for the third quarter of fiscal year 2023 was primarily due to the fact that the overall cannabis market in Nevada has seen a decrease in wholesale pricing, coupled with a slowdown in nonessential expenditures that comes with inflation and an uncertain economy.

Cost of Goods Sold

Our cost of goods sold for the three months ended February 28, 2023 was $2,418,609, a decrease of $282,551, or 10%, compared to cost of goods sold of $2,701,160 for the three months ended February 28, 2022. The decrease in cost of goods sold for the three months ended February 28, 2023 was due primarily to our ability to leverage partner relationships for better pricing and the overall market’s price contraction. Cost of goods sold was 44% of sales during the three months ended February 28, 2023 resulting in a gross margin of 56%. Cost of goods sold was 48% for the three months ended February 28, 2022 resulting in a gross margin of 52%. Gross margin exceeded our target of 50% for the third quarter of fiscal year 2023. Cost of goods sold during the third quarter of the 2023 fiscal year primarily consisted of $2,102,515 of product cost, $184,288 of state and local fees and taxes, and $131,625 of supplies and materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, decreased by $631,777, or approximately 18%, to $2,860,914 during the three months ended February 28, 2023, compared to $3,492,691 for the three months ended February 28, 2022. The decrease in SG&A expenses for the three months ended February 28, 2023 was primarily due to the Company’s efforts to reduce travel, advertising, insurance, legal and office-related expenses, which included charitable contributions, outsourced IT, repairs and maintenance and equipment expense.

SG&A expense during the three months ended February 28, 2023 was primarily attributable to an aggregate of $2,388,527 in costs associated with operating the Oasis LLCs, a decrease of $188,419 compared to $2,576,946 during the third quarter of fiscal 2022. The major components of the $194,385 decrease in SG&A associated with the operation of the Oasis LLCs during the three months ended February 28, 2023 compared to the three months ended February 28, 2022 were as follows: sales and marketing costs of $115,214 compared to $299,154; lease, facilities and office costs of $576,493 compared to $662,294; and insurance costs of $82,299 compared to $100,112. Sales and marketing costs decreased due to a concerted effort to reduce professional outsourced marketing programs. The decrease in SG&A expense for the third quarter was partially offset by increases in payroll and related costs of $1,412,706 compared to $1,220,960; depreciation and amortization of $163,837 compared to $104,396; and professional fees of $96,952 compared to $68,714. Payroll costs increased during the third quarter of fiscal 2023 primarily due to increases in salaries of our employees related to the national labor shortage and due to an increase in the number of employees in our manufacturing division as we planned for the rollout of our pre-roll division.

Finally, SG&A decreased by $442,923 during the three months ended February 28, 2023 as a result of a decrease in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $472,387 from $915,310 during the three months ended February 28, 2022. The major components of this decrease compared to the third quarter of fiscal 2022 was a decrease in expenses related to the November 2021 Debenture Offering of $411,298, there is no comparable expense in the current period.

Gain on Settlement of Note Receivable

During the three months ended February 28, 2023, we recorded a gain on the settlement of the IGH Settlement Note in the amount of $0 compared to $522,246 for the third quarter of 2022. This gain on the settlement arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. We vehemently disagreed and litigation ensued. On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and executed the $3,000,000 IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid us $1,000,000 on or before July 21, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments, and the final installment was paid in July 2022.

Loss on Equity Investment

During the three months ended February 28, 2023, we had income on equity investment in the amount of $22,476; there was no comparable transaction in the prior period. The Company, through its 50% owned subsidiary Kealii Okamalu, owns a one-third interest in the Quinn River Joint Venture. The second quarter of fiscal 2023 loss represents our share of the results of the Quinn River Joint Venture.

Interest Expense, Net

Our interest expense was $648,957 for the three months ended February 28, 2023, an increase of $59,265, or 10%, compared to $589,692 for the three months ended February 28, 2022. The increase in interest expense was primarily due to the original issue discount associated with the 2021 Debentures in the amount of $185,081 which was amortized to interest expense during the three months ended February 28, 2023 compared to $93,145 charged during the third quarter of the prior fiscal year. The increase in net interest expense for the third quarter of fiscal 2023 was partially offset by a net decrease in interest expense of $38,270 in connection with the Company’s loans and convertible debentures, due primarily to the conversion of $11,343,619 in principal of convertible debentures. In addition, the increase in net interest expense for the third quarter of fiscal 2023 was partially offset by a decrease in the amortization of discounts on debentures in the amount of $11,720.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $516,252 during the three months ended February 28, 2023 compared to $324,265 during the three months ended February 28, 2022. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

For the reasons above, our net loss for the three months ended February 28, 2023 was $1,029,906 compared to a net loss of $997,296 for the three months ended February 28, 2022, an increase of $32,610, or 3%.

Non-Controlling Interest

During the three months ended February 28, 2023 and 2022, the loss associated with the non-controlling interest in Kealii Okamalu was $130,391 and $5,028, respectively. This amount is comprised of the third-party portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the three months ended February 28, 2023 was $899,515 compared to a net loss of $992,268 for the three months ended February 28, 2022, a decrease of $92,753 or 9%.

Results of Operations for the Nine Months Ended February 28, 2023 and February 28, 2022

The table below sets forth our select expenses as a percentage of revenue for the applicable periods:

	Nine Months Ended	Nine Months Ended
	February 28, 2023	February 28, 2022
Revenue	100%	100%
Cost of Goods Sold	48%	48%
Gross Margin	52%	52%
Selling, General, and Administrative Expenses	55%	57%
Gain on Settlement of Notes Receivable	2%	13%
Loss on Extinguishment of Debt	38%	-
Provision for Income Tax	9%	5%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Nine Months Ended	Nine Months Ended
	February 28, 2023	February 28, 2022
Number of Customers Served (Dispensary)	244,547	195,994
Revenue	$17,556,406	$16,502,978
Gross Profit	$9,063,334	$8,513,161
Gain on Note Receivable	$(348,165)	$(2,218,574)
Net (Loss) Income	$(10,263,947)	$(910,141)
Loss on Extinguishment of Debt	$6,659,359	$-
EBITDA (1)	$(5,971,273)	$1,834,706

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

Reconciliation of net loss for the nine months ended February 28, 2023 and 2022 to EBITDA:

	Nine Months Ended February 28, 2023	Nine Months Ended February 28, 2022
Net Loss attributable to CLS Holdings, Inc.	$(10,263,947)	$(909,141)
Add:
Interest expense, net	$2,024,532	$1,416,164
Provision for income taxes	$1,552,028	$792,322
Depreciation and amortization	$716,114	$535,361
EBITDA	$(5,971,273)	$1,834,706

Revenues

We had revenue of $17,556,406 during the nine months ended February 30, 2032, an increase of $1,053,428, or 6%, compared to revenue of $16,502,978 during the nine months ended February 28, 2022. Our cannabis dispensary accounted for $11,210,622, or 64%, of our revenue for the nine months ended February 28, 2023, an increase of $540,419, or 5%, compared to $10,670,203 during the nine months ended February 28, 2022. Dispensary revenue increased during the first nine months of fiscal year 2023 because our average sales per day increased from $39,085 during the first nine months of fiscal year 2022 to $41,065 during the first nine months of fiscal year 2023. Our cannabis production accounted for $6,345,784, or 36%, of our revenue for the nine months ended February 28, 2023, an increase of $513,009 or 9%, compared to $5,832,775 for the nine months ended February 28, 2022. The increase in production revenues for the first nine months of fiscal year 2023 was primarily due to an increase in our THC distillate sales of almost $1,000,000, as well as sales to 10 new dispensaries and significant increases in existing customer order size and frequency. These improvements occurred as a result of our addition of a new sales director, an improvement in our product mix, the introduction of new products, and the procurement of higher quality materials. The increase was also due to greater revenue from third parties for whom we manufactured and processed their products.

Cost of Goods Sold

Our cost of goods sold for the nine months ended February 28, 2023 was $8,493,072, an increase of $503,255, or 6%, compared to cost of goods sold of $7,989,817 for the nine months ended February 28, 2022. The increase in cost of goods sold for the nine months ended February 28, 2023 was due primarily to an increase in revenue and more aggressive competitive discounts. Cost of goods sold was 48% of sales during the nine months ended February 28, 2023 resulting in a gross margin of 52%. Cost of goods sold was 48% for the nine months ended February 28, 2022 resulting in a gross margin of 52%. Costs of goods sold as a percentage of revenue remained the same as the prior period. Gross margin exceeded our target of 50% for the first nine months of fiscal year 2023. Cost of goods sold during the first nine months of the 2023 fiscal year primarily consisted of $7,436,279 of product cost, $583,491 of state and local fees and taxes, and $415,558 of supplies and materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $127,857, or approximately 1%, to $9,568,775 during the nine months ended February 28, 2023, compared to $9,440,918 for the nine months ended February 28, 2022. The increase in SG&A expenses for the nine months ended February 28, 2023 was primarily due to increases in costs associated with operating the Oasis LLCs.

SG&A expense during the nine months ended February 28, 2023 was primarily attributable to an aggregate of $7,877,316 in costs associated with operating the Oasis LLCs, an increase of $459,663 compared to $7,417,653 during the first nine months of fiscal 2022. The major components of the $459,663 increase in SG&A associated with the operation of the Oasis LLCs during the nine months ended February 28, 2023 compared to the nine months ended February 28, 2022 were as follows: payroll and related costs of $4,239,052 compared to $3,363,573; professional fees of $488,778 compared to $215,227; depreciation and amortization of $491,354 compared to $309,684; lease, facilities and office costs of $1,948,396 compared to $1,819,549; and taxes and licensure of $143,358 compared to $62,309. Payroll costs increased during the first nine months of fiscal 2023 primarily due to increases in salaries of our employees related to the national labor shortage and due to an increase in the number of employees in our manufacturing division as we planned for the rollout of our pre-roll division. Professional fees increased primarily due to legal fees related to the restructuring of debt and the implementation of a reverse stock split. Lease, facilities and office costs increased due to our efforts to prepare our facilities for the new pre-roll division by purchasing equipment and implementing compliance procedures applicable to this new division. These increases were partially offset by a decrease in sales and marketing costs of $581,388 due to a concerted effort to reduce professional outsourced marketing programs.

Finally, SG&A decreased by $331,242 during the nine months ended February 28, 2023 as a result of a decrease in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $1,691,460 from $2,022,702 during the nine months ended February 28, 2022. The major component of this decrease was a decrease in expenses related to the November 2021 Debenture Offering of $411,298, there is no comparable expense in the current period. Payroll costs also decreased by $213,689 during the nine months ended February 28, 2023 compared to the prior period. The decrease in SG&A expenses for the first nine months of fiscal 2023 was partially offset by an increase in professional fees in the amount of $292,232 associated with former counsel’s last series of invoices before termination. The Company is actively disputing the amount of fees charged by our prior legal counsel.

Loss on Equity Investment

During the nine months ended February 28, 2023, we had a loss on equity investment in the amount of $176,587; there was no comparable transaction in the prior period. The Company, through its 50% owned subsidiary Kealii Okamalu, owns a one-third interest in the Quinn River Joint Venture. The Quinn River Joint Venture completed its first harvest during the nine months ended February 28, 2023, and the Company purchased inventory in the amount of $952,124 from the Quinn River Joint Venture.

Gain on Settlement of Note Receivable

During the nine months ended February 28, 2023, we recorded a gain on the settlement of the IGH Settlement Note in the amount of $348,165 compared to $2,218,574 for the first nine months of fiscal 2022. This gain on the settlement arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. We vehemently disagreed and litigation ensued. On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and executed the $3,000,000 IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid us $1,000,000 on or before July 21, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments, and the final installment was paid in July 2022.

Loss on Extinguishment of Debt

During the nine months ended February 28, 2023, certain of our convertible debentures were amended to: (i) permit mandatory conversion of $11,343,619 in principal plus $189,061 in accrued interest into units at a reduced rate of $0.285 per unit; (ii) decrease the conversion price of the remaining debentures to $0.40 per unit; (iii) reduce the mandatory conversion VWAP provision from $2.40 to $0.80; (iv) change the maturity date so that half of the remaining balance matures on December 31, 2023 and the remaining on December 31, 2024. We recognized a loss on the amendment of the debt in the amount of $6,659,359 in connection with these amendments during the first half of fiscal 2023. There was no comparable transaction in the prior year.

Gain on Settlement of Debt

During the nine months ended February 28, 2023, our U.S. Convertible Debenture 4 in the amount $599,101 in principal and accrued interest in the amount of $3,283, went into default. We entered into a forbearance agreement with the lender, whereby we would pay the amount of $600,000 in installments beginning with a $150,000 payment on November 2, 2022 and $50,000 payments each month thereafter through August of 2023. As a result of this agreement, we recognized a gain on the settlement of debt in the amount of $2,384. There is no comparable transaction in the prior period.

Interest Expense, Net

Our interest expense was $2,024,532 for the nine months ended February 28, 2023, an increase of $608,368, or 43%, compared to $1,416,164 for the nine months ended February 28, 2022. The increase in interest expense was primarily due to the original issue discount associated with the 2021 Debentures in the amount of $555,243 which was amortized to interest expense during the nine months ended February 28, 2023 compared to $91,936 charge during the first nine months of the prior fiscal year. In addition, the increase in net interest expense for the first nine months of fiscal 2023 was also attributable to a net increase in interest expense of $156,781 in connection with the Company’s loans and convertible debentures, driven by an increase in interest expense and financing fees associated with short-term loan in the amount of $370,126. The increase in net interest expense for the first nine months of fiscal 2023 was partially offset by a decrease in the amortization of discounts on debentures in the amount of $11,720.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $1,552,028 during the nine months ended February 28, 2023 compared to $793,322 during the nine months ended February 28, 2022. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

Our net loss for the nine months ended February 28, 2023 was $10,567,398 compared to a net loss of $918,669 for the nine months ended February 28, 2022, an increase of $9,648,729 or 1,050%. The net loss amount was primarily due to the loss on extinguishment of debt in the amount of $6,659,359 and interest expense in the amount of $2,024,532.

Non-Controlling Interest

During the nine months ended February 28, 2023 and 2022, loss associated with the non-controlling interest in Kealii Okamalu was $303,451 and $8,528, respectively. This amount is composed of the third-party portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the nine months ended February 28, 2023 was $10,263,947 compared to a net loss of $910,141 for the nine months ended February 28, 2022, an increase of $9,353,806, or 1,028%. The net loss amount was primarily due to the loss on extinguishment of debt in the amount of $6,659,359 and interest expense in the amount of $2,024,532.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at February 28, 2023 and May 31, 2022:

	February 28,	May 31,
	2023	2022
Current Assets	$6,139,399	$6,883,557
Current Liabilities	$16,266,491	$28,112,190
Working Capital (Deficit)	$(10,127,092)	$(21,228,633)

At February 28, 2023, we had a working capital deficit of $10,127,092, an improvement in our working capital position of $11,101,541 compared to the working capital deficit of $21,228,633 we had at May 31, 2022. Our working capital increased primarily due to the restructuring of debenture agreements whereby (i) the current principal and interest in the aggregate amount of $11,532,679 was converted to common stock, and (ii) the principal in the aggregate amount of $3,753,052 was converted to long term liabilities. Our working capital was negatively impacted by an increase in our accrued potential tax liability in the amount of $1,552,028 as a result of the calculation of our tax liability under 280E, which can change based on the deductibility of applicable expenses and is not necessarily tied to operating income.

We recently completed the first harvest of the Quinn River Joint Venture and have been selling the products derived from that initial harvest since October of 2022. Our partner in Kealii Okamalu has not yet contributed its capital contribution and we have advanced additional amounts to cover this cash need. We received inventory with a value of $952,125 from the initial crop from the Quinn River Joint Venture. We believe this source of inventory will continue to improve our liquidity. We cannot yet estimate when, or if, our partner will make the required capital contributions. If our partner fails to make the required capital contributions we will take control and ownership of our partners interest in Kealii Okamalu (among other remedies) in lieu of the contributions that should have been made by the partner. Until these issues are resolved, we may utilize short-term financing through the 2022 Financing Agreement and our Short-Term Financing Agreement. Although we have been able to secure such financing so far, there can be no assurance that we will be able to continue to secure such financing if we continue to need it.

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

Cash flows used in operating activities were $1,018,583 during the nine months ended February 28, 2023, an improvement of $1,538,795 or approximately 60%, compared to $2,557,348 during the nine months ended February 28, 2022. In deriving cash flows used in operating activities from the net losses for the first nine months of fiscal 2023 and the first nine months of fiscal 2022, certain non-cash items were (deducted from) or added back to the net loss for each such period. These amounts were $7,794,895 and $(1,539,369) for the nine months ended February 28, 2023 and 2022, respectively. For the first nine months of fiscal year 2023, the most significant item deducted from the net loss was $348,165 related to the gain on settlement of the IGH Settlement Note; compared to $2,218,574 during the first nine months of fiscal 2022. For the first nine months of fiscal year 2023, the most significant item added to the net loss was $6,659,359 related to the loss on extinguishment of debt. There is no comparable transaction during the first nine months of fiscal 2022.

Finally, our cash used in operating activities was affected by changes in the components of working capital. The amounts of the components of working capital fluctuate for a variety of reasons, including management’s expectation of required inventory levels; the amount of accrued interest, both receivable and payable; the amount of prepaid expenses; the amount of accrued compensation and other accrued liabilities; our accounts payable and accounts receivable balances; and the capitalization of right of use assets and liabilities associated with operating leases. The overall net change in the components of working capital resulted in an increase in cash from operating activities in the amount of $1,1,753,920 during the nine months ended February 28, 2023, compared to a decrease in cash from operating activities of $99,310 during the first nine months of fiscal 2022. The more significant changes for the first nine months of fiscal 2023 were as follows: inventory increased during first nine months of fiscal 2023 by $931,861, compared to an increase of $1,114,556 during the first nine months of the prior fiscal year because of increased inventory levels necessary to support increased sales; tax liability increased by $1,552,028 during the first nine months of fiscal 2023, compared to $793,322 during the first nine months of the prior year as we accrued potential taxes in connection with Section 280E of the tax code; accounts receivable increased by $95,718 during the first nine months of fiscal 2023 compared to an increase of $160,067 during the first nine months of prior fiscal year due to an increase in revenue; and operating lease liability decreased by $244,011 during the first nine months of fiscal 2023 compared to $213,827 during the first nine months of prior fiscal year as certain leases were renegotiated resulting in lower monthly amortization.

Cash flows used by investing activities were $90,449 for the nine months ended February 28, 2023, a decrease of $2,060,648, or 105%, compared to cash flow provided by investing activities of $1,970,199 during the nine months ended February 28, 2022. This decrease was primarily due to payments for our investment in the Quinn River Joint Venture of $297,149, and payments to acquire property, plant and equipment of $141,465, all of which occurred in the first nine months of fiscal 2023. The decrease was partially offset by our receipt of principal payments received on the IGH Settlement Note in the amount of $348,165 during the nine months ended February 28, 2023, compared to our receipt of $2,218,574 during the nine months ended February 28, 2022.

Cash flows used by financing activities were $555,015 for the nine months ended February 28, 2023, an increase of $2,931,485, or 1,239%, compared to cash flow provided by financing activities of $2,376,470 during the nine months ended February 28, 2022. This increase was primarily due to proceeds from loans payable in the amount of $1,717,115. This increase was offset by principal payments made on loans payable in the amount $1,869,344, principal payments on convertible notes payable in the amount of $350,000, and principal payments on our equipment financing lease obligations of $52,786.

Third Party Debt

The table below summarizes the status of our third party debt, excluding our short term receivables-based debt facilities and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our common stock:

Name of Note	Original Principal Amount	Outstanding	Payment Details
U.S. Convertible Debentures 1 and 2	$2,252,229	Outstanding	Half due on December 31, 2023 and half due on December 31, 2024

Canaccord Debentures	$5,253,872	Outstanding	Half due December 31, 2023 and half due December 31, 2024

Debentures1,2,3,4,5 and 6*	$2,500,000	Outstanding	Due July 10, 2024

2022 Financing Agreement	$675,189	Outstanding	Due September 2023

* The terms of the 6 Debentures provide for additional payments in the aggregate amount of not less than $375,000 per year beginning in 2025, for five years.

U.S. Convertible Debentures 1 and 2

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

Effective September 15, 2022, we entered into agreements with the holders of two of the debentures to make the following changes to these debentures and the related subscription agreements: (i) to permit the mandatory conversion, in our discretion, of an aggregate of $3,378,342 in principal amount plus $56,307 in accrued interest into units at the reduced conversion price of $0.285 per unit; (ii) to decrease the conversion price of the remaining amount due under these debentures (following the mandatory conversion) to $0.40 per unit; (iii) to reduce the mandatory conversion VWAP provision in the debentures from $2.40 to $0.80; (iv) to provide for a reduced conversion price to holders of these debentures who elect to covert more than the mandatory conversion amount on or prior to September 15, 2022; (v) to change the maturity date so that half of the remaining amounts due of $2,252,229.00 mature on December 31, 2023 and the remaining amounts due mature on December 31, 2024; (vi) to provide for the payment of interest accruing between July 1, 2022 and December 31, 2024 so that one-third of the total scheduled interest is paid on December 31, 2023 and the balance of the accrued interest is paid on December 31, 2024; and (vii) subject to the receipt of regulatory approvals, to grant a security interest in certain of our assets (such as licenses, inventory (including work in process), equipment (excluding equipment subject to purchase money financing) and contract rights (excluding investments in entities other than wholly owned subsidiaries)) to the holders of these debentures and to other holders of our debt, now or in the future, as we may elect. Following execution of the amendments to these two debentures and the related subscription documents, the Company elected to affect the mandatory conversion provided for in the amended documents.

Canaccord Debentures

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

Effective September 15, 2022, we entered into agreements with the holders of the Canaccord Debentures to restructure the debentures as follows: (i) $7,931,490 in principal amount of the Canaccord Debentures plus $132,192 in accrued interest on the Canaccord Debentures were converted into units at the reduced conversion price of US$0.285 per unit; (ii) to decrease the conversion price of the remaining Canaccord Debentures (following the mandatory conversion) to $0.40 per unit; (iii) to reduce the mandatory conversion VWAP provision in the Canaccord Debentures from $2.40 to $0.80; (iv) to provide for a reduced conversion price to holders of Canaccord Debentures who elect to covert more than the mandatory conversion amount of Canaccord Debentures on or prior to the date of the meeting of debenture holders; (v) to change the maturity date so that half of the remaining amount due of $5,253,872 matures on December 31, 2023 and the remaining amounts due mature on December 31, 2024; (vi) to provide for the payment of interest accruing between July 1, 2022 and December 31, 2024 so that one-third of the total scheduled interest is paid on December 31, 2023 and the balance of the accrued interest is paid on December 31, 2024; and (vii) to grant a security interest in certain of our assets (such as licenses, inventory (including work in process), equipment (excluding equipment subject to purchase money financing) and contract rights (excluding investments in entities other than wholly owned subsidiaries)) to the holders of the Canaccord Debentures and to other holders of debt of ours now or in the future, as we may elect, provided that we are able to secure all regulatory approvals required to make such a grant. Following the meeting, we elected to affect the mandatory conversion provided for in the amendments to the Canaccord Debentures and received an additional voluntary conversion of $33,787 in principal and $563 in accrued interest of the Canaccord Debentures.

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

Debentures 1,2,3,4,5 and 6

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

On March 9, 2022, we conducted the final closing of the November 2021 Debenture Offering. Between December 1, 2021 and January 4, 2022, we completed multiple closings of the November 2021 Debenture Offering in which we sold an aggregate of $2,500,000 in 6 debentures and issued an aggregate of 757,576 Debenture Warrants to the investors. Debenture Number 1 was in the principal amount of $250,000; Debenture Number 2 was in the principal amount of $250,000; Debenture Number 3 was in the principal amount of $500,000; Debenture Number 4 was in the principal amount of $500,000; Debenture Number 5 was in the principal amount of $500,000; and Debenture Number 6 was in the principal amount of $500,000. The 6 Debentures bear interest at the rate of 15% per annum calculated on the basis of a 360-day year and mature with 50% due on dates ranging from May 31 to July 4 2023 and the remaining 50% due all on July 10, 2024. Commencing in 2025, and for a period of 5 years thereafter, all note holders of the 6 Debentures shall receive, on an annual basis, cash payments equal to the greater of (i) 15% of the principal amount of the notes they purchased, or (ii) such purchaser’s pro rata portion of 5% of the distributions we receive for the prior fiscal year pursuant to the terms of the Quinn River Joint Venture Agreement. This will result in additional payments in the aggregate amount of not less than $375,000 per year beginning in 2025, for five years, to the 6 Debenture holders.

Leaflink Financing Agreement

We maintain an accounts receivable financing agreement (the “Short Term Financing Agreement”) with LeafLink Financial whereby we can sell certain of our accounts receivable for a discount of 3%. In April 2022, the discount rate decreased to 2.5% Loans under the facility cannot exceed an aggregate of $1,500,000 and are payable within 30 days.

2022 Financing Agreement CBR

Effective September 30, 2022, we entered into a Business Loan and Security Agreement with CBR Capital LLC to borrow $900,000. The loan is repayable in 48 weekly installments in the amount of $13,312.50 for weeks 1-8 and $29,287.50 for weeks 9-48. CBR Capital LLC has stated that it is aware of the Canaccord Debentures and the U.S. Convertible Debentures and has agreed to subordinate the CBR security interest to these debenture holders. During the nine months ended February 28, 2023, the Company received cash proceeds in the amount of $873,000 from the loan agreement and made payments in the amount of $457,950.

2022 Financing Agreement TVT

Effective October 21, 2022, we entered into an Agreement for the Purchase and Sale of Future Receipts with TVT Business Funding LLC to borrow $200,000. The loan is prepayable in future receipts until the amount of $284,000 has been repaid. During the nine months ended February 28, 2023, the Company received cash proceeds in the amount of $194,000 from the loan agreement and made payments in the amount of $106,500.

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

Consulting Agreements

We periodically use the services of outside investor relations consultants. During the year ended May 31, 2016, pursuant to a consulting agreement, we agreed to issue 2,500 shares of common stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of February 28, 2023, we included 5,000 shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets. The shares were valued based on the closing market price on the grant date.

On December 29, 2015, pursuant to a consulting agreement, we agreed to issue 6,250 shares of common stock per month, valued at $21,250, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of February 28, 2023, we had 12,500 shares of common stock, valued at $42,500 included in stock payable on the accompanying balance sheet. The shares were valued based on the closing market price on the grant date.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. With the exception of the first quarter of fiscal 2022, we have incurred losses from operations since inception, and have an accumulated deficit of $105,343,764 as of February 28, 2023, compared to $95,079,817 as of May 31, 2022. We had a working capital deficit of $10,127,092 as of February 28, 2023, compared to a working capital deficit of $21,228,633 as of May 31, 2022. The report of our independent auditors for the year ended May 31, 2022 contained a going concern qualification.

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

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU became effective for us on January 1, 2018 and is applied to an award modified on or after the adoption date. Adoption of ASU 2017-09 did not have a material effect on the Company’s financial statements.

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

CLS HOLDINGS USA, INC.

Date: April 10, 2023	By:	/s/ Andrew Glashow
Andrew Glashow President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)