Form 10-K
period 2023-05-31
CLS Holdings USA, Inc.
filed 2023-08-24
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 000-55546

CLS HOLDINGS USA, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-1352286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Industrial Road, Suite 100, Las Vegas, NV 89102

(Address of principal executive offices)

888-260-7775

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,087,458.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 72,543,141 shares of common stock, par value $0.0001, as of August 22, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual report on Form 10-K will be incorporated by reference from the Registrant's definitive proxy statement or included in an amendment on Form 10-K/A that will be filed not later than 120 days after the end of the fiscal year ended May 31, 2023.

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

In some cases, the forward-looking information can be identified by words or phrases such as “may”, “might”, “will”, “expect”, “anticipate”, “estimate”, “intend”, “plan”, “indicate”, “seek”, “believe”, “predict” or “likely”, or the negative of these terms, or other similar expressions intended to identify forward-looking information. We have based this forward-looking information on our current expectations and projections about future events and financial trends that we believe might affect our financial condition, results of operations, business strategy and financial needs.

This forward-looking information also includes, among other things, information and statements relating to:

●	our expectations regarding our revenue, expenses and operations
●	our anticipated cash needs, our needs for additional financing, and our need to re-finance our debt
●	our intention to grow our business and our operations
●	the expected growth in the number of consumers using our products
●	the expected growth of the cannabis industry in Nevada and in the U.S.
●	our ability to finance our planned operations and future acquisitions
●	expectations with respect to future production costs and capacity
●	expectations with respect to the renewal and/or extension of our licenses
●	market reception of our current product offerings and other new delivery mechanisms produced by us for use by consumers
●	our competitive position and the regulatory environment in which we operate
●	any commentary or legislative changes related to the legalization of medical or recreational cannabis and the timing related to such commentary or legalization
●	any changes to U.S. federal policies regarding the enforcement of the Controlled Substances Act

Although we believe that the assumptions underlying this information are reasonable, they may prove to be incorrect, and we cannot assure that actual results will be consistent with this forward-looking information. Given these risks, uncertainties and assumptions, prospective investors should not place undue reliance on this forward-looking information. Whether actual results, performance or achievements will conform to our expectations and predictions is subject to a number of known and unknown risks, uncertainties, assumptions and other factors, including those listed under “Risk Factors”, which include:

●	whether the U.S. will experience a recession in the next year
●	ongoing compliance with regulatory requirements relating to our business
●	changes in laws, regulations and guidelines relating to our business
●	difficulties in obtaining bank accounts and transferring money
●	risk of prosecution of the cannabis business at the federal level in the U.S. due to the ambiguity of laws in relation to medical cannabis and the cannabis business
●	adverse interpretation of federal tax laws relating to cannabis
●	accuracy of current research regarding the medical benefits, viability, safety, efficacy and dosing of cannabis
●	our history of losses
●	failure or delay of our operations, including the addition of retail stores, grow operation expansion, and the expansion of processing operations
●	reliance on management and loss of members of management or other key personnel or an inability to attract new management team members
●	inability to raise financing to fund on-going operations, capital expenditures or acquisitions, and to re-finance our debt
●	inability to realize growth targets

●	requirements of additional financing
●	competition in our industry
●	inability to acquire and retain new clients
●	inability to develop new products
●	vulnerability to rising energy costs
●	vulnerability to increasing costs and obligations related to investment in infrastructure, growth and regulatory compliance
●	dependence on third party transportation services to deliver our products
●	unfavorable publicity or consumer perception
●	product liability claims and product recalls
●	reliance on key inputs and their related costs
●	dependence on suppliers and skilled labor
●	difficulty associated with forecasting demand for products
●	operating risk and insurance coverage
●	inability to manage growth
●	conflicts of interest among our officers and directors
●	environmental regulations and risks
●	managing damage to our reputation and third party reputational risks
●	potential reclassification/re-categorization of cannabis as a controlled substance in the U.S.
●	changes to safety, health and environmental regulations
●	exposure to information systems security threats and breaches
●	management of additional regulatory burdens
●	volatility in the market price for our common stock
●	potential imposition of additional sales practice requirements by the SEC
●	no dividends for the foreseeable future
●	future sales of common stock by existing stockholders causing the market price for our common stock to fall
●	the issuance of common stock in the future causing dilution

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

PART I

Item 1. Business

Background

We were originally incorporated as Adelt Design, Inc. on March 31, 2011 to manufacture and market carpet binding art. Production and marketing of carpet binding art never commenced. After CLS Labs, Inc. (“CLS Labs”) acquired 55.6% of the outstanding shares of common stock of the Company, Jeffrey Binder, the Chairman, President and Chief Executive Officer of CLS Labs, was appointed Chairman, President and Chief Executive Officer of the Company. Subsequently, we adopted amended and restated articles of incorporation, thereby changing our name to CLS Holdings USA, Inc.

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

Historical Operations

In 2014, one of the founders of CLS Labs developed a proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. These concentrates may be ingested in a number of ways, including through vaporization via e-cigarettes, and used for a variety of pharmaceutical and other purposes. Internal testing of the cannabinoids extracted through our patented process versus the cannabinoids resulting from the processes commonly used in the industry, the results of which were reviewed and confirmed by an independent laboratory, has revealed that our process produces a cleaner, higher quality product and a significantly higher yield than the cannabinoid extraction processes currently existing in the marketplace.

As CLS Labs was unable to obtain a license in Colorado to operate a cannabis processing facility due to residency requirements, on April 17, 2015, CLS Labs took its first step toward commercializing its then patent pending proprietary methods and processes by entering into agreements with certain Colorado entities. During 2017, we suspended our plans to proceed with the Colorado agreements due to regulatory delays and will not be pursuing it again.

On April 24, 2018, CLS Labs was issued a U.S. patent with respect to our proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. We have not commercialized our proprietary process and due to the current Nevada State laws governing these types of extraction methods, we do not intend to commercialize the proprietary process in the future. CLSH is actively engaged in attempting to find a buyer for the patent who may be able to use it in another state or another application.

Acquisition of Alternative Solutions

On June 27, 2018, the Company completed the purchase of all of the membership interests in Alternative Solutions and its three wholly owned subsidiaries, Serenity Wellness Center LLC, Serenity Wellness Products LLC and Serenity Wellness Growers LLC (the three subsidiaries are collectively referred to as the “Oasis LLCs”). The closing occurred pursuant to a Membership Interest Purchase Agreement (the “Acquisition Agreement”) entered into between the Company and Alternative Solutions on December 4, 2017, as amended. Pursuant to the Acquisition Agreement, the Company acquired all of the membership interests in Alternative Solutions, the parent of the Oasis LLCs, from its members, and the membership interests in the Oasis LLCs owned by members other than Alternative Solutions.

Pursuant to the Acquisition Agreement, the Company paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 paid in February 2018, for an initial 10% of each of the Oasis LLCs. At that time, the Company applied for regulatory approval to own an interest in the Oasis LLCs. The Nevada Cannabis Compliance Board (the “CCB”) granted us this approval on June 21, 2018. On June 27, 2018, the Company made the payments to indirectly acquire the remaining 90% of the Oasis LLCs, which were equal to cash in the amount of $6,200,000 (less offsets for assumed liabilities), a $4.0 million promissory note due in December 2019 (the “Oasis Note”), and 22,058,823 shares of common stock. We used the proceeds of the Canaccord Special Warrant Offering to fund the cash portion of the closing consideration. On December 12, 2018, the CCB approved the transfer of the remaining 90% interest in Alternative Solutions. The CCB granted us final regulatory approval to own our interest in the Oasis LLCs through Alternative Solutions on April 26, 2022. The Company has paid all amounts owing in connection with the Acquisition Agreement in full.

None of the sellers of the membership interests in Alternative Solutions or the Oasis LLCs was affiliated with the Company prior to the closing. In connection with the closing, however, the Company employed Benjamin Sillitoe, the CEO and a member of Alternative Solutions, as the Chief Executive Officer of CLS Nevada, Inc., and Don Decatur, the COO of the Oasis LLCs, as the Chief Operating Officer of CLS Nevada, Inc. for a period of time following closing. Neither Mr. Sillitoe or Mr. Decatur are currently affiliated with either the Company or any of its subsidiaries.

Corporate Structure

We have seven direct and four indirect, subsidiaries. CLS Labs Inc, CLS Labs Colorado Inc., CLS Nevada, Inc., CLS Massachusetts, Inc. and Alternative Solutions are wholly owned direct subsidiaries of CLS Holdings USA Inc. CLSCBD LLC is a newly formed direct subsidiary and CLS Holdings USA Inc owns 95% of CLSCBD LLC. Kealii Okamalu LLC is a recently inactive direct subsidiary and CLS Holdings USA Inc. owns 50% of Kealii Okamalu LLC. Alternative Solutions owns 100% of the issued and outstanding membership interests of: (i) Serenity Wellness Center, LLC dba Oasis Cannabis Dispensary (“Oasis”); (ii) Serenity Wellness Products, LLC dba City Trees (“City Trees Production”); and (iii) Serenity Wellness Growers, LLC dba City Trees (“City Trees Cultivation”, together with City Trees Production, “City Trees” and together with Oasis and City Trees Production, the “Oasis LLCs”). CLS Nevada Inc owns 100% of Serenity Wellness Operations 2 LLC.

The following diagram illustrates the inter-corporate relationships of the Company, and all of the parents and subsidiaries:

(1)	We own 100% of Alternative Solutions, CLS Nevada, Inc., CLS Labs, Inc., CLS Labs Colorado Inc. and CLS Massachusetts, Inc.
(2)	Alternative Solutions owns 100% of Oasis, City Trees Production and City Trees Cultivation.
(3)	We own 50% of Kealii Okamalu, LLC and 95% of CLSCBD LLC.
(4)

All entities in the corporate chart were incorporated and are existing under the laws of the state of Nevada, except for CLS Massachusetts, Inc., which is a Massachusetts corporation and CLS Labs Colorado Inc. which is a Florida corporation.

Alternative Solutions’ Nevada Cannabis Operations

We own 100% of Alternative Solutions, LLC, a Nevada-based holding company (“Alternative Solutions”), which is a Nevada-based holding company that owns three separate entities with licenses to operate cannabis businesses within the State of Nevada: Serenity Wellness Center, LLC dba Oasis Cannabis (“Oasis”); Serenity Wellness Growers, LLC dba City Trees Fresh Cannabis Cultivation Wholesale; and Serenity Wellness Products, LLC dba City Trees Fresh Cannabis Production Wholesale. Oasis currently operates a retail marijuana dispensary within walking distance to the Las Vegas Strip. Its other sister subsidiaries, which do business as City Trees Cultivation and City Trees Production, currently operate a small-scale cultivation facility, as well as a product manufacturing facility and a wholesale distribution operation in North Las Vegas. The vertically integrated business model drives strong margins to the bottom line on a portion of sales at the dispensary. (See section entitled “Expansion of Cultivation Facilities” below).

Oasis’ retail dispensary is a single location operation in Nevada and occupies over 5,000 square feet. This location, which is easily accessible by tourists, is currently open 19.5 hours per day for walk-in service. Curbside and in store express pick up is available between the hours of 8:00am and 12:00am. Oasis dispensary also delivers cannabis to residents between the hours of 8:00 AM and 10:00 PM. The central location provides logistical convenience for delivery to all parts of the Las Vegas valley.

City Trees’ wholesale operations, which occupies approximately 10,000 square feet of a 22,000 square foot warehouse (the “Warehouse Facility”), began sales to third parties in August 2017 and completed construction and received a certificate of occupancy for its state-of-the-art extraction facility in December of 2019. City Trees has made sales to over 85 external customers as of May 31, 2023. Its existing product line includes vaporizers, tinctures, ethanol produced THC distillate, and live and cured hydrocarbon concentrates. At present, the City Trees cultivation facility only grows breeding stock to preserve valuable genetics and does not offer its crops for sale or processing. As a result, all raw materials for manufacturing are sourced from third parties. See “Our Business”.

Kealii Okamalu LLC

On October 20, 2021, we entered into a management services agreement (the “Quinn River Joint Venture Agreement”) through our 50% owned subsidiary, Kealii Okamalu LLC, with CSI Health MCD LLC (“CSI”) and a commission established by the authority of the Tribal Council of the Fort McDermitt Paiute and Shoshone Tribe (“Tribe”). The purpose of the Quinn River Joint Venture Agreement was to establish a business (the “Quinn River Joint Venture”) to grow, cultivate, process, and sell cannabis and related products. The Quinn River Joint Venture Agreement had an initial term of 10 years plus a 10-year renewal option from the date the first cannabis crop was harvested and sold. Pursuant to the Quinn River Joint Venture Agreement, Kealii Okamalu LLC was expected to eventually lease approximately 20-30 acres of the Tribe’s land located along the Quinn River at a cost of $3,500 per quarter and manage the design, finance and construction of a cannabis cultivation facility on such tribal lands (the “JV Cultivation Facility”). In 2022 and 2023 Kealii Okamalu LLC managed the ongoing operations of the JV Cultivation Facility and related business, including, but not limited to, cultivation of cannabis crops, personnel staffing, product packaging, testing, marketing and sales. Packaged products were branded as “Quinn River Farms.” We provided 10,000 square feet of warehouse space at our Las Vegas facility, and the Quinn River Joint Venture granted us preferred vendor status including the right to purchase cannabis flower and the Quinn River Joint Venture’s cannabis trim at favorable prices. Kealii Okamalu LLC was expected to contribute $6 million towards the construction of the JV Cultivation Facility and the working capital for the Quinn River Joint Venture. This amount was to be repaid from the portion of the net profits of the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. Kealii Okamalu LLC was to receive one-third of the net profits of the Quinn River Joint Venture. We were the manager of and held a 50% ownership interest in Kealii Okamalu LLC. Kealii Okamalu LLC is a variable interest entity which we consolidate. The Quinn River Joint Venture was not a legal entity but rather a business operated by Kealii Okamalu LLC. The Quinn River Joint Venture completed its first harvest during the year ended May 31, 2023, from which the Company purchased inventory in the amount of $952,124.

As of the year ended May 31, 2023, the Company’s 50% partner in Kealii Okamalu LLC had defaulted on its obligations under both the Kealii Okamalu LLC Operating Agreement and the Quinn River Joint Venture Agreement by failing to make any of its required capital contribution of $3 million. As a result of the partner’s breach, the Quinn River Joint Venture Agreement was officially terminated in July of 2023. Kealii Okamalu LLC is no longer an active operating entity, and the Company has entered into negotiations directly with the Tribal Council to restructure the Quinn River Joint Venture Agreement. As of the filing of this 10K, no new agreement with the Tribal Council has been reached and no new agreement appears to be imminent. The Company does not believe it is likely to recover its investment in Kealii Okamalu LLC and has made an impairment charge in the amount of $1,590,742 against these assets during the year ended May 31, 2023.

CLS Nevada Inc.

CLS Nevada Inc. is a corporation that currently does no active business but simply holds the facility out of which City Trees operates as an asset.

Serenity Wellness Operations 2 LLC

This entity (which is a wholly owned subsidiary of CLS Nevada Inc.) was originally formed to hold certain assets related to the Quinn River Joint Venture but was never utilized for that purpose. Today the company remains inactive.

CLS Labs Colorado Inc.

CLS Labs Colorado was formed to explore potential joint ventures in Colorado. Those opportunities never developed and the company never operated as an active business. Today the company remains inactive.

CLS Labs Inc (Nevada)

CLS Labs Inc. (Nevada) used to be an active subsidiary that would pay the CEO’s salary and other expenses in the early years of the Company. CLS Labs Inc. no longer serves that purpose or any other business purpose of the Company and is currently inactive.

CLS Massachusetts Inc

CLS Massachusetts Inc was originally established to explore potential joint ventures in Massachusetts. Those opportunities never developed, and the company never operated as an active business. Today the company remains inactive.

CLSCBD LLC

CLSCBD LLC is a recently formed company which will explore synergistic opportunities in the CBD market. It currently does no business.

Market Growth

Legal cannabis sales in the U.S. have grown substantially in recent years. We expect this growth trend to continue as more states legalize medical and recreational cannabis and as more consumers choose to make legal cannabis purchases instead of buying through illegal sources. We believe consumers who are learning about new research supporting the health and the perceived medical benefits of cannabis will be a secondary source of strong growth in the market for the next several years.

Cannabis sales in Nevada have exceeded our expectations since recreational sales began on July 1, 2017. Management believes that the Nevada market will continue to grow for the next few years, albeit more modestly if the market is impacted by a national recession.

Internal Growth Strategy

Our internal growth strategy is focused on the continued growth of the City Trees brand in Nevada and developing new products that meet the current and future needs of the medical and adult use cannabis community. Additionally, we continue to remain focused on increasing the value of our dispensary by offering the right products at the right price to a large and robust local and tourist community. Not to be overlooked is the potential for our Oasis Cannabis Consumption Lounge which we are in the final stages of obtaining regulatory approval to open. The Lounge represents a terrific opportunity for us to expand our own brands as well as offer consumers access to many other brands at a personal consumption venue.

Dispensary Operations

Oasis opened as a medical cannabis dispensary in 2015 and began retail sales to adults over the age of 21 on July 1, 2017. Customers and patients can browse the selection of inventory on display and ask questions to qualified staff with minimal wait times. We renovated the dispensary in November of 2019. The renovations included updating the sales floor by adding an additional 8 registers, as well as inventory storage which allows for a smoother and better customer experience within Oasis.

Inventory Management

In the past fiscal year, approximately 20% of Oasis’ sales were made via delivery or curbside sales and approximately 80% of sales were made in the dispensary.

All inventory is tracked in the state mandated METRC seed to sale tracking system. Additionally, we have implemented POSaBit as of February 2023 for our point of sale and internal inventory management system. We store each item of inventory in a designated physical location that is also reflected in the inventory control system. We prepackage all productsbefore they arrive at the retail store and add a barcode to each package to ensure the proper products are fulfilled in each order. POSaBit synchronizes its sales and inventory data with METRC, but we also regularly reconcile the two systems for additional assurance of compliance with state mandated inventory tracking accuracy. Regular, independent inventory counts ensure that we detect and can address any physical variances from the tracking system immediately. We destroy all product that is unusable and log destroyed product with photo-evidence according to state regulations

Product Selection

A team comprised of the Chief Scientific Officer, General Manager, and Inventory Compliance Director currently manages all product selections. The CSO or Inventory Compliance Director is responsible for negotiating bulk purchase discounts and maintaining target gross margins. The CSO or Inventory Compliance Director is also responsible for quality assurance and product mix. This team completes research about each new vendor, and visits each new vendor’s operations whenever possible. This team distributes product samples to various employees and reviews their feedback before making final product decisions. Oasis carries between 30 and 40 different cultivars or “strains” of cannabis flowers in addition to a wide variety of cannabis products such as vaporizers, concentrated oil, edibles, capsules, tinctures, and beverages.

Payment System and Banking

Customers may complete payments made at Oasis via cash or true pin debit system, with two ATM’s available in the store. Cash risk is minimized by making regular deposits in our bank account at a credit union, located in Colorado. Cash deposits are picked up by armed personnel and taken to the LA Federal Reserve Bank where these personnel make the deposit on our behalf.

Home Delivery

Home delivery is currently about 10% of the total sales mix of Oasis. Customers can place orders online for both pickup and delivery. The current delivery fees are as follows: $50.00 minimum through $64.99 (subtotal) is a $10.00 delivery fee; all sales over $64.99 (subtotal) get free delivery. Home deliveries average well over $100 per order, which is about 75% higher than in-store orders. Oasis is centrally located within the Las Vegas valley which makes it roughly equally distant from all areas of town. This allows the store to have a much wider geographic reach than it otherwise would. Many locals work on the Las Vegas Strip close to the store and will shop there when going to and from a shift. Offering delivery also allows them to conveniently make a purchase from Oasis without having to drive past a cannabis store that might be located closer to their homes. Many consumers prefer the convenience of home delivery and this allows Oasis to be their dispensary of choice regardless of how close they live to the store.

Pricing Strategy

Oasis targets at least a 50% gross margin when determining pricing for any given product. Market dynamics such as supply, demand, and competitive pressure can cause variances from the target. The Inventory Purchaser of Oasis, as part of the purchasing team, conducts a pricing survey for all new products to determine which of the competition in close proximity carries the product and how much such competition is charging for similar products.

Marketing Strategy

Oasis uses a variety of methods to reach consumers including billboards and posts on social media platforms. We communicate special offers through our Spring Big rewards platform where we text and email customers who have opted in for messages and rewards. Oasis also utilizes radio advertisements from time-to-time to gain extra exposure for special events, such as April 20th and seasonal celebrations. Oasis also has an aggressive rewards program that serves to keep locals engaged in the brand. In order to stay top-of-mind with our consumers and to keep customers engaged, we send out updates on the latest deals, Oasis sends out daily text messages to over 30,000 people and weekly emails to an additional 12,000 people. Oasis employs a Creative Director who is responsible for developing and implementing the quarterly marketing strategies that coincide with different seasons and events in Las Vegas. The Marketing team has increased community and volunteer involvement by participating in community events, music festivals and volunteer opportunities which lead to increased store traffic and promotes the Oasis Dispensary and City Trees sales.

Cultivation, Production & Wholesale Sales Operations

City Trees’ wholesale laboratory operations manufacturers all cannabis oil in house which is formulated into a variety of finished products for sale and distribution to retail cannabis stores and medical dispensaries throughout Nevada. City Trees implemented the laboratory throughput and design in such a way that extra capacity could be absorbed by third party toll processing, and as such, City Trees’ is processing approximately 300 pounds of raw material per month for third party vendors between both ethanol and hydrocarbon extraction methods. The entire division processes approximately 1,200 pounds of biomass extracted with ethanol and 500 pounds of biomass extracted with hydrocarbons monthly. The ability to produce has significantly improved the cost of goods sold for Oasis. (See section entitled “Expansion of Cultivation Facilities” below.)

City Trees’ grow operation cultivates plants for breeding and preserves quality stock and does not harvest its plants for either production or for sale to third parties. Some of these cultivars are High Times Cannabis Cup Winners which provides intrinsic value for not only breeding but for possible licensing deals with exclusive rights and/or access. City Trees continues to focus on sourcing extraction materials at prices that allow us to maintain margin.

Product Line

City Trees offers the following product lines to its wholesale customers:

●

The vaporizer, live and cured concentrate product line consists of proprietary blends of cannabis oil and terpenes filled into custom branded City Trees vaporizers that utilize ceramic heating technology to deliver clean, even heat without using a wick like most traditional vaporizers. City Trees has a variety of strains and flavors for consumers to enjoy. We have launched the Puf line which consists of 0.5-gram cartridges in strain-based blends of Indica, Sativa and Hybrid with ten cartridges selections to currently choose from.

●

The City Trees line of tinctures includes a 1 to 1 to 1 CBD to THC to CBG ratio, 20 to 1 and 1 to 1 CBD to THC ratios, as well as THC only versions. The tinctures are available in four different carriers and flavors, MCT oil, agave nectar, chocolate agave nectar, Chocolate Expresso, and Maple Agave. City Trees reformulated and rereleased the 20:1 tincture with 5x the potency, in a larger capacity bottle. We believe this product is one of the most potent CBD products on the market. It contains 5,000 mg of CBD.

Pricing Strategy

Our raw materials cost inputs have dropped over the last year. We believe this decrease in cost has resulted from the increase in the supply of raw materials to produce THC distillate that we have observed. We target retail prices to be competitive against other high-end brands and to deliver strong margins to City Trees and its retail customers.

Single Stream Inventory

In Nevada, as long as a wholesale facility holds both a medical and a recreational license, it may sell products to dispensaries that may then be sold to both recreational and medical customers. As long as the dispensary also holds both licenses, it may sell the inventory to either type of customer if it came from a wholesale company with both license types. Our wholesale facility and dispensary hold both a medical and a recreational license. These licenses reduce logistical challenges that would otherwise arise from having two separate streams of inventory to service the medical and adult-use segments of the market.

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

A Retail (adult-use or recreational) Cannabis Cultivation or Medical Cannabis Cultivation Registration Certificate allows the holder to grow as much cannabis as it can in its approved cultivation space. There is no limitation to the number of plants that may be grown at any time. The CCB can limit the amount of cultivation space through a public meeting if it determines such a limitation is needed.

A Retail (adult-use or recreational) Cannabis Product Manufacturing license or Medical Cannabis Production Registration Certificate allows for the extraction, conversion, and manufacturing of raw cannabis material into finished consumer packaged goods. The CCB must approve all formulas, processes, equipment, products, and packaging prior to any manufacturing or sales.

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

City Trees holds one of a limited number of Cannabis Distributor Licenses that exist to serve the more than 60 medical dispensaries or retail stores and approximately 200 wholesalers in the state. Oasis is licensed to operate in the City of Las Vegas as a Dual-Licensed Medical Marijuana Dispensary and Marijuana Retail Store Business, and in the State of Nevada as a Medical Cannabis Dispensary Establishment and a Cannabis Retail Store. City Trees Production is licensed to operate in the State of Nevada as a Medical Cannabis Production Establishment, a Retail Cannabis Product Manufacturing facility and a Retail Cannabis Distributor. City Trees is also licensed to operate in the State of Nevada as a Medical Cannabis Cultivation Facility and a Retail Cannabis Cultivator. Please see “Our Business – Regulation and Licensure – Oasis LLC Licenses” for a complete list of state and local licenses held by the Oasis LLCs and “Our Business – Regulation and Licensure – Nevada Licenses and Regulations” for additional information regarding Nevada licensures.

Specialized Skill & Knowledge

Commercial cannabis cultivation requires access to employees with specialized skills and knowledge to maximize harvest quality and yield and to develop new varieties. Botanical extraction of concentrated oils, product formulation and product manufacturing each require their own specific sets of specialized skill and knowledge to ensure maximization of yields and quality from extraction and to create consistent, high-quality products. Additionally, the operation of a quality retail cannabis store requires extensive product knowledge to provide the optimal experience for customers. Each of these operations requires extensive knowledge and understanding of the Nevada regulatory landscape to ensure compliance with all local and state laws and regulations.

City Trees’ Director of Laboratory Operations has gained important skills and knowledge through experience with all areas needed to run a successful cultivation and extraction operation. These include indoor warehouse, outdoor, greenhouse, greenhouse light deprivation, meristem tissue culture, hydroponic irrigation/fertigation, DWC (deep water culture), coco, soil, rockwool, no-till, organic and synthetic feedings, and non-solvent, hydrocarbon, ethanol, and CO2 extraction respectively. With these skills and knowledge, we expect the Company to continue to develop unique, new strains that are only available to City Trees and will build on the current knowledge of the organization through testing new techniques and technologies in a small research and development room within the Cultivation Facility.

A Doctor of Pharmacy heads City Trees’ extraction/product formulation team and includes employees with hands-on experience in cannabis extraction and product manufacturing. This team provides us access to both the technical and hands-on applications of knowledge that benefits product formulation in addition to extraction efficiency and productivity.

The leadership at the Oasis LLCs is knowledgeable in all the products available in the United States market because the leadership team at Oasis has operated in Nevada since the beginning of medical cannabis sales.

We conduct ongoing training to ensure compliance with all laws and regulations. The leadership and all employees of each business unit receives compliance training materials and attends trainings when provided by local, state and METRC officials.

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

The limitation on the number of licenses available for retail sales creates a significant barrier to entry for potential competition in the retail cannabis market. Acquisition is the only method available for most companies to enter Nevada’s retail cannabis market absent changes in legislation. There is also a 10% legal limitation on the number of retail licenses that may be owned by any one entity within a given county. The size and number of locations in a potential acquisition are limited as a result. These conditions mitigate the risk of losing market share to new companies entering the Nevada retail market.

The wholesale market, however, is more fluid. At present, both supply and demand for raw cannabis are increasing, but the increase in supply precipitated by the commencement of recreational sales, is outpacing the increase in demand. As a result, Nevada wholesale prices have decreased over the last two years. We have undertaken and, in some cases, completed various expansion projects to meet the additional demand but we are carefully watching changes in the supply market. Most of the additional supply has been provided by existing participants within the market as very few new cultivation licenses have been issued since 2018, but a few dispensary licenses that were awarded in Nevada in 2018 have since become operational. We believe the ability to expand facilities without limitation will allow the market to reach an equilibrium wholesale price point without the need to license additional operators. Although there is no legal limitation on cultivation and production licenses, we do not currently anticipate that new licenses will be issued because there is no open application period at this time for new dispensary, cultivation or production licenses.

Regardless of whether supply remains high, we believe we can benefit from market conditions. We expect that a low cost for raw cannabis will likely benefit our production operation, which is anticipated to ramp up now that our Warehousing Facility expansion is complete and our state-of-the-art processing facility is operational. We expect that we can produce more quality product with less raw cannabis, thus partially offsetting the impact of low wholesale prices. Low wholesale prices could also benefit our Oasis dispensary as this reduces our cost of product. If conditions change and supply is reduced, we can expand our cultivation facility to take advantage of higher wholesale prices.

Components

Raw materials for processing and manufacturing are available from a variety of sources. Oasis maintains relationships with various suppliers for each key component of the raw materials to mitigate vendor concentration risk. City Trees wholesale operations is the sole purchaser of raw materials within the organization because the retail operation only stocks finished consumer packaged products. Raw materials are currently purchased from third parties and oils to a larger extent, are processed for Oasis by City Trees.

The following table describes the key components of the supply chain for City Trees products:

Raw Material Item	Description	# of Suppliers	Pricing	Internal Sourcing
Raw Cannabis Trim	Raw cannabis leaf that is trimmed from raw flowers that will be sold directly to consumers. Trim makes up the majority of what is extracted into oil.	8+	Wholesale prices are currently in the range of $180 - $300 per pound. Target pricing is $200 per pound in order to match the cost of sourcing finished bulk oil.	The Company actively continues to look for sourcing opportunities that meet our requirements and high standards.
Raw Cannabis Flower

Raw cannabis flower is typically trimmed, packaged and sold to consumers or it is rolled into pre-rolled joints, packaged and sold to consumers. City Trees is currently purchasing cured and fresh frozen flower for extraction of its hydrocarbon concentrates.

		5+	Wholesale prices for extraction material currently range from $300 - $500 per pound.	The Company actively continues to look for sourcing opportunities that meet our requirements and high standards.
Bulk Distillate Cannabis Oil	Cannabis oil refined through distillation processes that maximize potency and remove impurities.	1	Wholesale prices currently range from $6-$8 per gram	City Trees produces 100% of its own bulk distillate cannabis oil for all its products and also wholesales bulk liters through its toll processing division.
Custom All-in-One Disposable Vaporizer Pens	Cannabis oil vaporizer “pens” with ceramic heating that contain a single use battery charge customized with City Trees logos and imagery.	2	$3.20 each	N/A
Vaporizer Pen Cartridges and Custom Batteries	Cannabis oil vaporizer cartridges with ceramic heating that attach to a rechargeable battery customized with City Trees logos and imagery.	2	Branded Cartridges: $1.35 each Unbranded Carts $1.25 each Custom Batteries: $4.20 - $11.90 each depending on model	N/A
Botanical Terpenes	Natural compounds found in essential oils of plants with strong fragrance and flavor. Some terpenes have been shown to be biologically active with specific effects	2	Isolated Terpenes: $130-$770 per kilogram	Some terpenes will be sourced internally through a fractional distillation process.
CBD Isolate	Cannabidiol (CBD) in powder form that is 99.9% pure CBD	2	Wholesale prices range from $$500 - $700 per kilogram	N/A

Intellectual Property

Domains

We have protected Internet domain names with the following registered domains as of the date of this annual report:

●	https://www.clsholdingsinc.com/

●	https://oasiscannabis.com/

●	http://www.citytrees.com/

Patent and Trademarks

We have developed extraction and processing methods that are proprietary and, on April 24, 2018, the United State Patent and Trademark Office awarded the Company (via CLS Labs) a non-provisional U.S. utility patent for cannabidiol extraction and conversion process (the “Extraction Process”) (U.S. patent number 9,950,976 B1). The Company is actively looking for a purchaser of the patent since the current laws of Nevada make the products generated from the Extraction Process illegal in Nevada.

Employees

As of May 31, 2023, the Oasis LLCs had 80 employees in total, 78 of whom are full-time employees and 2 of whom are part-time employees. The employees are distributed among the following departments:

Nevada Market Administration	Number of Employees
Administrative	3
Accounting	5

Oasis Cannabis Retail
Product Sales and Customer Service	22
Inventory Control	5
Dispatch / Delivery	8
Safety / Security	6
Management / Leadership	3
Communications / Marketing	1

City Trees Wholesale
Wholesale Sales and Distribution	5
Leadership	4
Cultivation / Product Manufacturing	8
Fulfillment	5
Inventory Control	3
Safety / Security	2
Communications / Marketing	0

Total Employees	80

We believe in equal opportunity employment, and we recruit, hire and promote individuals that are best qualified for each position without regard to race, color, creed, sex, national origin or handicap. We pride ourselves on using a selection process that recruits people who are trainable, co-operative and share the core values of the Company. Our employees are highly talented individuals who have educational achievements ranging from masters and undergraduate degrees in a wide range of disciplines to staff who have been trained on the job to uphold the highest standards set as a Company.

We recruit based on a rigorous interview process to ensure the right candidates are selected for the Company and the individual team. In addition to adherence to our core values, we require that each employee acts with integrity and is constantly striving to uphold the highest professional standards.

In addition, the safety of our employees is our priority and we are committed to the prevention of illness and injury through the provision and maintenance of a healthy workplace. We take all reasonable steps to ensure staff are appropriately informed and trained and to ensure their safety, as well as the safety of others around them.

In addition to the Oasis employees, the Company employs four executives and management personnel.

As a result of the COVID-19 pandemic, we initially furloughed 23 of our employees, including 19 dispensary employees and 4 employees of City Trees. As our dispensary and our City Trees’ revenues have steadily improved and now exceed pre-COVID-19 levels, we have rehired all the furloughed employees who wished to return and have replaced all of the jobs lost at the onset of the pandemic.

Growth Strategy

Our growth strategy includes the following plans:

●	Explore opportunities to acquire additional retail outlets in the state of Nevada,

●	Grow our City Trees brand, with the possibility of the acquisition of some existing brands.

●	Serve people in a lounge format where people can experience cannabis in a group setting.

●	Continue to relentlessly pay down our debt which will enable us to deploy our cash flow into revenue generating opportunities.

We also intend to grow through select acquisitions in secondary and tertiary markets, targeting newly regulated states that we believe offer a competitive advantage. Our goal in the long run is to become a successful regional cannabis company.

Regulation and Licensure

Despite the fact that 38 states, the District of Columbia, and four U.S. territories have legalized or decriminalized cannabis use for recreational or medical purposes, the prescription, use and possession of cannabis remains illegal under federal law. As such, although we will only operate processing facilities in states that permit the possession, sale and use of cannabis, certain activities of our business, including the possession of cannabis for processing and the sale of cannabis concentrates, are in violation of federal law.

Enforcement of United States Federal Laws

In the United States, cannabis is highly regulated at the state level. Over two-thirds of the United States of America, plus the District of Columbia, and four territories have legalized cannabis in some form, including recreational use of cannabis in many states. Additional states have legalized CBD and low THC oils for a limited class of patients. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act (codified in 21 U.S.C.A. Section 812). Under United States federal law, a Schedule I drug is considered to have a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the substance under medical supervision. Federal law tightly regulates or outright prohibits the commercial production and sale of all Schedule I controlled substances, and as such, cannabis-related activities, including without limitation, the importation, cultivation, manufacture, distribution, sale and possession of cannabis remain illegal under U.S. federal law. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. Strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor provide a defense to any federal proceeding brought against the Company. An investor’s contribution to, and involvement in, such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonments.

As a result of the conflicting views between states and the federal government regarding cannabis, investments in, and the operation of, cannabis businesses in the U.S. are subject to inconsistent laws and regulations. The so-called “Cole Memorandum” or “Cole Memo” issued by former Deputy Attorney General James Cole on August 29, 2013 and other Obama-era cannabis policy guidance, discussed below, provided the framework for managing the tension between federal and state cannabis laws. Subsequently, as discussed below, Attorney General Jeff Sessions rescinded the Cole Memo and related policy guidance. Although no longer in effect, Cole Memo policies, and the enforcement priorities established within them, appear to continue to be followed during the Biden administration and remain critical factors that inform the past and future trend of state-based legalization.

On January 4, 2018, former Attorney General Jeff Sessions rescinded the Cole Memo, the Cole Banking Memorandum, and all other related Obama-era DOJ cannabis enforcement guidance. While the rescission did not change federal law, as the Cole Memo and other DOJ guidance documents were not themselves laws, the rescission removed the DOJ’s formal policy that state-regulated cannabis businesses in compliance with the Cole Memo guidelines should not be a prosecutorial priority. Notably, Attorney General Sessions’ rescission of the Cole Memo has not affected the status of the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) memorandum issued by the Department of Treasury, which remains in effect. This memorandum outlines Bank Secrecy Act-compliant pathways for financial institutions to service state-sanctioned cannabis businesses, which echoed the enforcement priorities outlined in the Cole Memo. In addition to his rescission of the Cole Memo, Attorney General Sessions issued a one-page memorandum known as the “Sessions Memorandum”. The Sessions Memorandum explains the DOJ’s rationale for rescinding all past DOJ cannabis enforcement guidance, claiming that Obama-era enforcement policies are “unnecessary” due to existing general enforcement guidance adopted in the 1980s, in chapter 9.27.230 of the U.S. Attorneys’ Manual (the “USAM”). The USAM enforcement priorities, like those of the Cole Memo, are based on the use of the federal government’s limited resources and include “law enforcement priorities set by the Attorney General,” the “seriousness” of the alleged crimes, the “deterrent effect of criminal prosecution,” and “the cumulative impact of particular crimes on the community.” Although the Sessions Memorandum emphasizes that cannabis is a federally illegal Schedule I controlled substance, it does not otherwise instruct U.S. Attorneys to consider the prosecution of cannabis-related offenses a DOJ priority, and in practice, most U.S. Attorneys have not changed their prosecutorial approach to date.

William Barr served as United States Attorney General from February 14, 2019 to December 23, 2020. The DOJ under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. On March 11, 2021, United States President Biden’s nominee, Merrick Garland was sworn in as the U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. On October 6, 2022, President Biden announced a full, unconditional, and categorical pardon for prior federal and D.C. offenses of simple possession of marijuana. The President’s pardon lifts barriers to housing, employment, and educational opportunities for thousands of people with those prior convictions. On December 2, 2022, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act, H.R. 8454,” - the Cannabis Research Bill.

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

United States Enforcement Proceedings

An appropriations rider contained in the fiscal year 2015, 2016, 2017, 2018, 2019, 2020 and 2021 Consolidated Appropriations Acts (formerly known as the “Rohrabacher-Farr Amendment”; now known as the “Rohrabacher-Blumenauer Amendment” and currently proposed for the next appropriations rider as the “Joyce Amendment”, referred to herein as the “Amendment”) provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOJ cannot expend funds to prosecute state-law-abiding medical cannabis operators complying strictly with state medical cannabis laws. The Amendment prohibits the federal government from using congressionally appropriated funds to prevent states from implementing their own medical cannabis laws. Previously the Amendment was extended until December 8, 2018, as part of the passage of an emergency aid package. The Amendment has now been renewed and is effective through September 30, 2023. Through his signing statement, former President Trump reiterated that the Department of Justice may not use any funds to prevent implementation of medical cannabis laws by various States and territories, and “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” Continued reauthorization of the Amendment is predicated on future political developments and cannot be guaranteed. If the Amendment expires, federal prosecutors could prosecute even state-compliant medical cannabis operators for conduct within the five-year statute of limitations. The Amendment does not protect state legal adult-use cannabis businesses and the DOJ may spend funds to prosecute persons that are operating in accordance with state adult use cannabis laws. However, the United States Congress also passed the Blumenauer-McClintock-Norton-Lee Amendment which would provide legal protection for all state legal cannabis activities. It is unclear whether the amendment language will be included in the Senate appropriations language. Various other pieces of legislation have been introduced by members of Congress that would legalize cannabis at a federal level, although it is uncertain if any of the proposed bills will gain any traction. Most recently the United States House of Representatives passed the Marijuana Opportunity Reinvestment and Expungement Act (“MORE”), in April of 2022 and stalled in the United States Senate. In April of 2023, Congressman Dave Joyce (OH-14) and House Democratic Leader Hakeem Jeffries reintroduced bipartisan legislation to better and immediately prepare the federal government for the inevitable end to cannabis prohibition. Titled ‘Preparing Regulators 5 Effectively for a Post-prohibition Adult-use Regulated Environment Act of 2023’’ or the ‘‘PREPARE Act of 2023, which would study regulatory models and make recommendations on cannabis regulations to be considered at a federal level.

Ability to Access Public and Private Capital

We have historically, and continue to have, access to equity and debt financing from the public and prospectus exempt (private placement) markets in Canada and, to a lesser extent, in the United States. Our executive team and board of directors also have extensive relationships with sources of private capital (such as funds and high net worth individuals), that could be investigated at a higher cost of capital. If such equity and/or debt financing were no longer available in the public markets due to changes in applicable law, then the Company expects that it would have access to raise equity and/or debt financing privately.

Although we are not able to obtain bank financing in the U.S. or financing from other U.S. federally regulated entities, we currently have access to equity financing through the private markets in Canada and in the United States. Since the use of cannabis is illegal under U.S. federal law, and in light of concerns in the banking industry regarding money laundering and other federal financial crimes related to cannabis, U.S. banks have been reluctant to accept deposit funds from businesses involved with the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Likewise, cannabis businesses have limited, if any, access to credit card processing services. As a result, cannabis businesses in the U.S. are largely cash-based. This complicates the implementation of financial controls and increases security issues.

Commercial banks, private equity firms and venture capital firms have approached the cannabis industry cautiously to date. However, there are increasing numbers of high-net-worth individuals and family offices that have made meaningful investments in companies and projects similar to our projects. Although there has been an increase in the amount of private financing available over the last several years, there is neither a broad nor deep pool of institutional capital that is available to cannabis license holders and license applicants. There can be no assurance that additional financing, if raised privately, will be available to us when needed or on terms which are acceptable. Our inability to raise financing to fund capital expenditures or acquisitions could limit our growth and may have a material adverse effect upon future profitability. See “Risk Factors”.

State-Level Overview

The following sections present an overview of market and regulatory conditions for the cannabis industry in the state of Nevada, where we have an operating presence. This overview is presented as of April 2023, unless otherwise indicated. Although our activities are compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under United States federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

Nevada Summary

Medical Cannabis Program

In 2000 Nevada voters passed an amendment to the Nevada state constitution allowing physicians to recommend cannabis for an inclusive set of qualifying conditions including chronic pain and created a limited non-commercial medical cannabis patient/caregiver system. Senate Bill 374, which passed the legislature and was passed by operation of law in 2013, expanded this program and established a for-profit regulated medical cannabis industry. Nevada has a medical cannabis program and passed adult-use legalization through the ballot box in November 2016.

The Nevada Division of Public and Behavioral Health licensed medical cannabis establishments up until July 1, 2017 when the state’s medical cannabis program merged with adult-use cannabis enforcement under the Nevada Department of Taxation. In 2019 Nevada Governor Sisolak established the Cannabis Compliance Board (“CCB”) which took over the regulation of cannabis on July 1, 2020. In 2014, Nevada accepted medical cannabis business applications and a few months later the Division approved 182 cultivation licenses, 118 licenses for the production of edibles and infused products, 17 independent testing laboratories, and 55 medical cannabis dispensary licenses. In 2017 these medical cannabis establishments were able to apply for and obtain retail cannabis licenses of the same type (cultivation, production, laboratory or dispensary). From September 7, 2018 to September 20, 2018 Nevada began accepting retail cannabis store business applications and shortly thereafter in December 2018, the State of Nevada awarded sixty-one (61) retail cannabis store licenses. The application process was merit-based, competitive, and is currently closed. Residency is not required to own or invest in a Nevada medical cannabis business or recreational cannabis business. In addition, vertical integration is neither required nor prohibited. Nevada’s medical law includes patient reciprocity, which permits medical patients from other states to purchase cannabis from Nevada dispensaries. Nevada also allows for dispensaries to deliver medical cannabis to patients.

The 81st Session of the Nevada State Legislature authorized the CCB to license and regulate cannabis consumption lounges by approving bill AB341 in 2021. Cannabis consumption lounges are venues where adults 21 and older can openly consume cannabis products in a social setting while enjoying food, non-alcoholic beverages, an assortment of live entertainment and various events within the venues.

Cannabis consumption lounges are seen as valuable additions to Las Vegas’s massive tourist industry, as well as for the tourists themselves. Since the state first launched legal sales in 2017 and as Nevada’s cannabis retail locations have become popular attractions, consuming cannabis anywhere outside a private residence has remained illegal.

Within bill AB341, state lawmakers created two categories of licenses: one for retail cannabis consumption lounges, which allows for existing cannabis retailers to sell products to be consumed on-site within the lounge, and another for independent cannabis consumption lounges that will function as standalone lounges and sell single-serving and ready-to-consume products. State lawmakers established the designation of a social equity applicant category for individuals who meet qualifications to apply for an independent cannabis consumption lounge. The CCB reserved 10 of the first 20 adult-use cannabis establishment licenses to social equity applicants.

Each medical cannabis establishment must maintain a medical cannabis establishment registration certificate with the CCB. Among other requirements, there are minimum liquidity requirements and restrictions on the geographic location of a medical cannabis establishments as well as restrictions relating to the age and criminal background of employees, owners, officers and board members of the establishment. All employees must be over 21 and all owners, officers and board members must not have any previous felony convictions or had a previously granted medical cannabis registration revoked. Additionally, each volunteer, employee, owner (subject to certain exceptions for owners holding less than 5% of the interests in an entity that holds a cannabis establishment certificate or license if a waiver is granted by the CCB), officer and board member of a cannabis establishment must be registered with the CCB as a cannabis agent and hold a valid cannabis establishment agent card. The establishment must have adequate security measures and use an electronic verification system and inventory control system. If the cannabis establishment sells or delivers edible cannabis products or cannabis-infused products, proposed operating procedures for handling such products must be approved by the CCB.

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

To our knowledge, there have not been any additional statements made or guidance provided by federal authorities or prosecutors regarding the risk of enforcement action in Nevada.

In determining whether to issue a medical cannabis establishment registration certificate pursuant to NRS 453A.322, the Nevada Division of Public and Behavioral Health or the Nevada Department of Taxation (“NV DOT”) considers the following criteria of merit, in addition to the application requirements set forth in the statute:

(a)	the total financial resources of the applicant, both liquid and illiquid;

(b)

the previous experience of the persons who are proposed to be owners, officers or board members of the proposed medical cannabis establishment, at operating other businesses or non- profit organizations;

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

Governor Sisolak has signed multiple Assembly Bills and Senate Bills having to do with or affecting both retail and medical aspects in the cannabis industry. Specifically, Senate Bill 430 effects the medical cannabis industry, amending NRS 453A.050, to further expand the definition of chronic or debilitating medical condition as it is defined in relation to the medical use of cannabis. The new definition includes: an anxiety disorder, autism spectrum disorder, autoimmune disease, dependence upon opioids, anorexia, medical condition related to acquired immune deficiency syndrome (AIDS) or the human immunodeficiency virus (HIV) and a neuropathic condition. The applicable sections of Nevada Revised Statutes continue to protect a person who holds a valid registry identification card or letter of approval from state prosecution for possession, delivery and production of cannabis.

Adult-Use Retail Cannabis Program

The sale of cannabis for adult-use in Nevada was approved by ballot initiative on November 8, 2016. Title 56 of Nevada Revised Statutes and Nevada Cannabis Compliance Regulations (NCCR) exempts a person who is 21 years of age or older from state or local prosecution for possession, use, consumption, purchase, transportation or cultivation of certain amounts of cannabis.

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

On January 16, 2018, the Marijuana Enforcement Division of the NV DOT issued final rules governing its adult-use cannabis program, pursuant to which up to sixty-six (66) permanent adult-use cannabis retail store licenses were to be issued. That application period occurred in September 2018 and there is ongoing litigation relating to that licensing process that is currently pending appeal through Nevada’s state courts.

On July 1, 2020, portions of Assembly Bill 533 went into effect. Among the provisions of AB 533 that went into effect are any person who owns more than five percent (5%) ownership interest in a cannabis establishment has to obtain a cannabis establishment agent registration card. Under that same provision, a person who owns less than five percent (5%) must either obtain a waiver for the agent registration card requirement or obtain an agent registration card. During the 2023 legislative session, Senate Bill 277 was passed which stated that a person who holds an ownership interest of less than five percent (5%) in a cannabis establishment, is not required to obtain an agent card. That provision of the bill will go into effect on January 1, 2024.

Under Nevada’s adult-use cannabis law, the CCB licenses and regulates cannabis cultivation facilities, product manufacturing facilities, distributors, retail stores and testing facilities. After merging medical and adult-use cannabis regulation and enforcement into the Marijuana Enforcement Division of the Department of Taxation in 2017, Governor Sisolak created the single regulatory agency known as the “Cannabis Compliance Board” that took over the regulation of the program on July 1, 2020. For the first 18 months of retail cannabis starting in 2017, applications to the Department for adult-use establishment licenses were only accepted from existing medical cannabis establishment certificate holders and existing liquor distributors for the adult-use distribution license, but in September 2018 applications for retail cannabis stores were accepted and conditional licenses were issued in December 2018. In enforcing the new regulations, the CCB has filed formal complaints against several licensees for various violations of the NCCRs. The CCB has sought significant monetary penalties, and suspension or revocation of certain cannabis licenses.

There are six types of retail cannabis establishment licenses under Nevada’s retail cannabis program:

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

6.	Consumption Lounge – licensed to purchase cannabis from retail stores; can sell to consumers for consumption within the facility.

The NV DOT conducted public consultation and received public comments on the Revised Proposed Adult-Use Marijuana Regulation (LCB File No. R092-17) dated December 13, 2017 (the “Nevada Adult-Use Regulation”). On February 27, 2018, the NV DOT adopted the Nevada Adult-Use Regulations and the NV DOT began accepting applications for adult-use cannabis registration certificates shortly thereafter. In December of 2018, the Department of Taxation awarded 61 conditional retail cannabis store licenses throughout the State of Nevada. There is ongoing litigation regarding the issuance of these licenses. In 2022, the Cannabis Compliance Board, pursuant to Assembly Bill 341, opened applications for cannabis consumption lounge licenses and in November 2022, awarded 40 prospective cannabis consumption lounge licenses. We were the recipient of one of those 40 prospective cannabis consumption lounge licenses and are now in the process of obtaining an operating license for the cannabis consumption lounge.

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

Governor Sisolak signed Assembly Bills: 132, 466, and 533 along with Senate Bills: 346, and 545, amongst others, all relating to the cannabis industry in the State of Nevada.

Assembly Bill 132, which went into effect on January 1, 2020, provides that it is unlawful for an employer to refuse/fail to hire a prospective employee who submitted to a drug test and the results showed a presence of cannabis. AB 132 does not apply to persons applying to be a firefighter or medical tech, persons who operate a motor vehicle or a person whose employment affects the safety of others.

Assembly Bill 466 required the creation of a pilot program to facilitate certain financial transactions relating to cannabis. AB 466 began on October 1, 2019 and expired, by limitation, on June 23, 2023.

Assembly Bill 533 was approved by Governor Sisolak on June 12, 2018. Included in AB 533 is Section 52 which calls for the creation of the Cannabis Advisory Commission (CAM) and the Cannabis Compliance Board (CCB). Any reference to NV DOT and the need for NV DOT approval discussed herein, now means that CCB approval is required. The CAM is comprised of Officers and Members appointed by the Governor. The purpose of the CAM is to study issues and make recommendations to the CCB in regard to cannabis regulations. Additionally, the CAM will recommend to the CCB any guidelines, rules, or changes to existing regulations. Furthermore, the CAM will study the distribution of licenses, emerging technologies for collecting data and recommend to the board any statutory changes that the Commission determines to be appropriate. The CCB was created as a part of Section 54 of Assembly Bill 533. AB 533 calls for the authority to license and regulate persons and establishments involved in the cannabis industry in Nevada to be transferred to the Cannabis Compliance Board. The CCB consists of five (5) members appointed by the Governor. The Nevada legislature modeled the CCB after the successful Nevada Gaming Control Board. The CCB licenses, registers and regulates cannabis establishments and those who are engaged in the production and/or sale of cannabis and cannabis products. Additionally, section 65 of AB 533 outlines the procedures by which the CCB can adopt regulations. Among other things, the CCB regulates ownership of cannabis companies and requires approvals of and regulatory filings by cannabis companies, including disclosure of owners, officers and board members. The regulatory requirements remain subject to change and interpretation.

Section 57 of AB 533 outlines that the CCB can perform certain audits of the accounts, programs, funds, activities, and functions of the licensees or they are authorized to require the Department of Taxation to do so. Section 68 provides the procedures for disciplinary actions if a cannabis establishment violates any provision or has an unsatisfactory audit.

Section 178 of Assembly Bill 533 which went into effect on July 1, 2020 further expands on the concept that a person who is 21 years of age or older is exempt from state prosecution for:

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

The legislative intent behind Section 178 is to provide protection for persons and establishments engaged in certain actions relating to the adult use of cannabis. Section 178 extends the provision of no-state-prosecution to persons in the presence or vicinity of the adult use of cannabis in accordance with the provisions of this title.

In 2021 Assembly Bill 341 was passed by the Nevada legislature adding an additional adult use license type – cannabis consumption lounges.

In addition to the Assembly Bills passed, Governor Sisolak also signed various Senate Bills related to the cannabis industry. As mentioned below in Training, Senate Bill (SB) 346 allows for an independent contractor to enter into a contract to provide training to a medical cannabis establishment and cannabis establishment agents.

Senate Bill 430 amended NRS 453A.050 to further expand the definition of a chronic or debilitating medical condition as it is defined in relation to the medical use of cannabis. The new definition includes: an anxiety disorder, autism spectrum disorder, autoimmune disease, dependence upon opioids, anorexia, medical condition related to acquired immune deficiency syndrome (AIDS) or the human immunodeficiency virus (HIV) and a neuropathic condition.

Senate Bill 168, passed in the 2021 Nevada legislature, allowed for curbside pick-up for medical cannabis dispensaries and adult use retail cannabis stores and changed some labeling requirements for cannabis.

The Nevada legislature meets every two years and convened on February 1, 2023. The Nevada legislature met in 2023 and passed several bills relating to the cannabis industry including Senate Bill 195, Senate Bill 328, Assembly Bill 503, Assembly Bill 430 and Senate Bill 277. Senate Bill 195 changed the disciplinary practices by the Cannabis Compliance Board to consider certain mitigating factors and placing a limit on civil penalties per violation. It also limited time and effort billing by the Cannabis Compliance Board. Senate Bill 328 made the Cannabis Compliance Board subject to the Nevada Administrative Procedures Act and changed the terms of the Board such that the members’ terms would be staggered and the Chair position is limited in duration. Assembly Bill 503 defined “owner” “officer” and “board member” for cannabis statutes and regulations in Nevada. Senate Bills 195 and 328 and Assembly Bill 503 took effect upon passage and approval. Assembly Bill 430 and most portions of Senate Bill 277 take effect January 1, 2024. Assembly Bill 430 will change how the wholesale cultivation tax is assessed. The fair market value will be utilized to calculate the wholesale cultivation tax for sales to an affiliate while the sales price will be utilized to calculate the wholesale cultivation tax for sales to a non-affiliate. Senate Bill 277 addressed a variety of cannabis related issues. In addition to other changes this bill increases the transaction limit, changes the license fees, removes agent card and background check requirements for owners holding less than five percent, and creates dual-licenses in lieu of separate medical and adult use cannabis establishment licenses.

Nevada Licenses and Regulations

In the state of Nevada, only cannabis that is grown or produced in the state by a licensed establishment may be sold in the state.

A retail cannabis store license permits the holder to purchase cannabis from Nevada licensed cultivation facilities, cannabis products from Nevada licensed product manufacturing facilities and cannabis from other Nevada licensed retail stores and allows the sale of cannabis and cannabis products to consumers and to cannabis consumption lounges. No cannabis or cannabis infused products may be brought into Nevada from outside of Nevada. Unlicensed cannabis activities are subject to harsh criminal penalties under Nevada state law.

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

A retail cultivation license permits its holders to acquire, possess, cultivate, transfer, have tested, transport, supply or sell cannabis and related supplies to retail cannabis stores, retail cannabis production facilities for the production of edible, cannabis products and/or cannabis infused products or other retail cannabis cultivation facilities.

The medical product manufacturing license permits its holder to acquire, possess, manufacture, transfer, transport, supply, or sell edible cannabis products or cannabis infused products to other medical cannabis production facilities or medical cannabis dispensaries.

The retail product manufacturing license permits its holder to acquire, possess, manufacture, transfer, transport, supply, or sell edible cannabis products or cannabis infused products to other retail cannabis production facilities or retail cannabis stores.

The retail cannabis consumption lounge license permits its holder to acquire, possess, or sell cannabis and cannabis products to consumers who are 21 years of age or older, to use on the premises.

Reporting Requirements

The state of Nevada uses a computerized track and trace system used to track commercial cannabis activity from seed-to-sale. Individual licensees, whether directly or through third-party integration systems, are required to send data to the state to meet all reporting requirements. See section entitled “Compliance with Applicable State Law in the United States” below.)

Storage and Security

To ensure the safety and security of the cannabis business premises and to maintain adequate controls against the diversion, theft, and loss of cannabis or cannabis products, Nevada state law requires the following:

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

j.	security alarm to alert local law enforcement of an unauthorized breach of security; and

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

Training

Nevada law and regulations require owners, officers, board members, employees, independent contractors and volunteers to be trained on various topics before working in a cannabis establishment.

Transportation

In Nevada, cannabis may only be transported from a licensed cultivation or production facility to a retail cannabis store by a licensed cannabis distributor. Prior to transporting the cannabis or cannabis products, the distributor must complete a trip plan which includes: the agent name and registration number providing and receiving the cannabis; the date and start time of the trip; a description, including the amount, of the cannabis or cannabis products being transported; and the anticipated route of transportation.

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

Each licensed cannabis distributor agent transporting cannabis or cannabis products must report any: (a) vehicle accident that occurs during the transportation to a person designated by the cannabis distributor to receive such reports within two (2) hours after the accident occurs; and (b) loss or theft of cannabis or cannabis products that occurs during the transportation to a person designated by the cannabis distributor to receive such reports immediately after the cannabis establishment agent becomes aware of the loss or theft. A cannabis distributor that receives a report of loss or theft must immediately report the loss or theft to the appropriate law enforcement agency and to the CCB. The distributor must report any unauthorized stop that lasts longer than two (2) hours to the CCB.

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

All drivers must carry in the vehicle valid driver’s insurance at the limits required by the State of Nevada and the CCB. All drivers must be bonded in an amount sufficient to cover any claim that could be brought or disclose to all parties that their drivers are not bonded. Cannabis establishment agent registration cardholders and the licensed cannabis distributor they work for are responsible for the cannabis and cannabis product once they take control of the product and leave the premises of the cannabis establishment.

There is no load limit on the amount or weight of cannabis and cannabis products that are being transported by a licensed cannabis distributor, but there are additional requirements for loads of a certain value that travel over 100 miles. Cannabis distributors are required to adhere to CCB regulations and those required through their insurance coverage. The motor vehicle which a cannabis distributor uses to transport cannabis shall be equipped with an audible car alarm. When transporting by vehicle, cannabis and cannabis product must be in a lockbox or locked cargo area. A trunk of a vehicle is not considered secure storage unless there is no access from within the vehicle and it is not the same key access as the vehicle. Live plants can be transported in a fully enclosed, windowless locked trailer or secured area inside the body/compartment of a locked van or truck so that they are not visible to the outside. If the value of the cannabis and cannabis products being transported by vehicle is in excess of $75,000 (the insured fair market value per the shipping manifest), and the distance traveled between the two establishments is greater than 100 miles, the transporting vehicle will have no less than two (2) of the cannabis distributor’s cannabis establishment agent registration cardholders involved in the transportation. All cannabis and cannabis products must be tagged for purposes of inventory tracking with a unique identifying label as required by the CCB and remain tagged during transport. All cannabis and cannabis products when transported by vehicle must be transported in sealed packages and containers and remain unopened during transport. All cannabis and cannabis product transported by vehicle should be inventoried and accounted for in the inventory tracking system. Loading and unloading of cannabis and cannabis products from the transporting vehicle must be within view of existing video surveillance systems prior to leaving the origination location. Security requirements are required for the transportation of cannabis and cannabis products.

Serenity Wellness Center LLC Licenses dba Oasis

Oasis is licensed to operate in the City of Las Vegas as a Dual Use Marijuana Business and in the State of Nevada as a Medical Cannabis Dispensary Establishment and a Retail Cannabis Store. City Trees Production is licensed to operate in the state of Nevada as a Medical Cannabis Production Establishment, a Retail Cannabis Product Manufacturing facility and a Retail Cannabis Distributor. City Trees Production is licensed to operate in the state of Nevada as a Medical Cannabis Cultivation Facility and a Retail Cannabis Cultivator. The table below lists the licenses issued to the “Serenity Entities” operations in Nevada (including municipal licenses). Under applicable laws, the licenses permit the companies to cultivate, manufacture, process, package, sell, and purchase cannabis pursuant to the terms of the licenses, which are issued by the CCB under the provisions of Nevada Revised Statutes (“NRS”) sections 678A, 678B, 678C and 678D and the associated sections of the Nevada Administrative Code, CCB regulations and local regulations pertaining to cannabis businesses. All licenses are independently issued for each approved activity for use at the companies’ facilities in Nevada.

All cannabis establishments must register with the CCB. If applications contain all required information, establishments may be issued a cannabis license or medical cannabis establishment registration certificate only during an open application period. In a local governmental jurisdiction that issues business licenses, the issuance by the CCB of a cannabis license or medical cannabis establishment registration certificate is considered provisional or conditional until the local government has issued a business license for operation and the establishment is in compliance with all applicable local governmental ordinances and the facility meets all CCB requirements. Final licenses and registration certificates are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. Renewal requests are typically communicated through email or mailings from the CCB and include a renewal form or application. The renewal periods serve as an update for the CCB on the licensee’s status. Maintaining the licenses in good standing is critical to the success of a cannabis business in Nevada. Failure to adhere to the regulations can result in significant fines and penalties, including the suspension or revocation of the license.

The licenses are independently issued for each approved activity for use at the Company’s subsidiaries’ facilities. The table below lists the licenses issued to the Company’s subsidiaries in respect of their operations in Nevada.

Licenses in the State of Nevada

Holding Entity	Permit/License	Location City	Expiration/Renewal Date	Description
Serenity Wellness Center LLC d/b/a Oasis Cannabis	D90 – Medical Marijuana Dispensary License #: M66-00051	Las Vegas	07/01/2023	City of Las Vegas Marijuana Business License for a Medical Dispensary
Serenity Wellness Center LLC d/b/a Oasis Cannabis	R90 – Retail Marijuana Store (Rec Sales) License # M66-00052	Las Vegas	07/01/2023	City of Las Vegas Marijuana Business License for a Retail Marijuana Store
Serenity Wellness Center LLC d/b/a Oasis Medical Cannabis	Medical Marijuana Registration Certificate: # 02916424476864783141 MME Code: D046	Las Vegas	06/30/2024	State of NV Final Registration Certificate – Medical Marijuana Dispensary Establishment
Serenity Wellness Center LLC d/b/a Oasis Medical Cannabis	Retail Marijuana Store License #: 55910347793434478299 ME Code: RD046	Las Vegas	06/30/2024	State of NV – Retail Marijuana Store License
Oasis Cannabis	G50 – General Retail Sales Drug Paraphernalia License #: G66-07378	Las Vegas	08/01/2023	City of Las Vegas general retail sales license
Oasis Cannabis	Curbside Cannabis Sales License # PMT20-01468	Las Vegas	06/30/2023	City of Las Vegas Time-Limited Cannabis Curbside Sales Permit
Community Oasis LLC	A51 – Automated Teller Operator License #: G63-09197	Las Vegas	12/01/2023	City of Las Vegas license to operate an automated teller
Community Oasis LLC	150 – Instruction Services Workshop/Yoga/Art Sales License #: G6400802	Las Vegas	09/01/2023	City of Las Vegas Instruction Services Workshop/Yoga/Art Sales License
Serenity Wellness Products LLC d/b/a City Trees	MM Production – GS License #: BL105437	North Las Vegas	07/31/2023	City of North Las Vegas Marijuana Production License
Serenity Wellness Products LLC d/b/a City Trees	RM Rec Production – GS License #: BL111296	North Las Vegas	07/31/2023	City of North Las Vegas Marijuana Production License
Serenity Wellness Products LLC d/b/a City Trees	Marijuana Distributor License #: 2020313713	Henderson	09/30/2023	City of Henderson Marijuana Distributor License
Serenity Wellness Products LLC d/b/a City Trees	Medical Marijuana Registration Certificate: # 40297970315350477547 MME Code: P024	North Las Vegas	06/30/2024	State of NV Final Registration Certificate – Medical Marijuana Production Establishment
Serenity Wellness Products LLC d/b/a City Trees	Retail Marijuana Product Manufacturing License #: 79484750509886968559 ME Code: RP024	North Las Vegas	06/30/2024	State of NV Retail Marijuana Product Manufacturing License

Holding Entity	Permit/License	Location City	Expiration/Renewal Date	Description
Serenity Wellness Products LLC d/b/a City Trees	Retail Marijuana Distributor License #: 61611537222691531848 ME Code: T073	North Las Vegas	06/30/2024	State of NV Retail Marijuana Distributor License
Serenity Wellness Products LLC d/b/a City Trees	Z90 – Medical Marijuana Production Facility OLV Marijuana Production License #: P70-00254	North Las Vegas	07/01/2023	City of Las Vegas license required to sell to dispensaries within its jurisdiction
Serenity Wellness Growers LLC d/b/a City Trees	MM Cultivation – GS License #: BL105436	North Las Vegas	07/31/2023	City of North Las Vegas Marijuana Cultivation License
Serenity Wellness Growers LLC d/b/a City Trees	RM Rec Cultivation – GS License #: BL111295	North Las Vegas	07/31/2023	City of North Las Vegas Marijuana Cultivation License
Serenity Wellness Growers LLC d/b/a City Trees	Medical Marijuana Registration Certificate: 36161311931874315998 MME Code: C039	North Las Vegas	06/30/2023	State of NV Medical Marijuana Cultivation Facility Registration Certificate
Serenity Wellness Growers LLC d/b/a City Trees	Retail Marijuana Cultivator License #: 77486514896179438118 ME Code: RC039	North Las Vegas	06/30/2024	State of NV Retail Marijuana Cultivator License
Serenity Wellness Growers LLC d/b/a City Trees	X90 – Medical Marijuana Cultivation Facility OLV License #: P70-00281	Las Vegas	07/01/2023	City of Las Vegas license required to sell cannabis within its jurisdiction
Serenity Wellness Products LLC d/b/a City Trees	F90 Cannabis Distributor OLV License #: M68-00005	Las Vegas	07/01/2023	City of Las Vegas License required to distribute cannabis within its jurisdiction
Serenity Wellness Products LLC d/b/a City Trees	Marijuana Distributor License # BL113029	North Las Vegas	01/31/2024	City of North Las Vegas Marijuana Distributor License
Serenity Wellness Products LLC d/b/a City Trees	Hemp Handlers Certificate Certificate # 32-202305H	North Las Vegas	12/31/2023	State of NV Department of Agriculture
Serenity Wellness Products LLC d/b/a City Trees	Permissible Persons Permit ID# 2300015698725	North Las Vegas	06/30/2024	State of NV Department of Taxation
Serenity Wellness Products LLC d/b/a City Trees	Town of Pahrump Business License (Distribution) BL# S 7993 SL	North Las Vegas	05/31/2024	Town of Pahrump, Nevada

Nevada Reporting Requirements

The state of Nevada uses METRC as the state’s computerized T&T (track and trace) system for seed-to-sale. Individual licensees whether directly or through third-party integration systems are required to send data to the state to meet all reporting requirements. The Company’s subsidiaries each have a designated in-house computerized seed-to-sale software that integrates with METRC via API POSaBit which captures the required data points for cultivation, manufacturing and retail as required by the Nevada Revised Statutes and by the NCCRs.

Compliance with Applicable State Law in the United States

We, via the Oasis LLCs, are classified as having a “direct” involvement in the U.S. cannabis industry and are in compliance with applicable licensing requirements and the regulatory framework enacted by the state of Nevada. Neither the Company nor the Oasis LLCs are the subject of any citations or notices of violation of applicable licensing requirements that may have an impact on the licenses, business activities or operations.

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

Further, we have created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory, as well as procedures for performing inventory reconciliation and ensuring the accuracy of inventory tracking and recordkeeping. We maintain accurate records of our inventory at all licensed facilities. Adherence to our standard operating procedures is mandatory and ensures that our operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements. We ensure adherence to standard operating procedures by regularly conducting internal inspections and quickly and thoroughly resolving any issues that are identified.

In January 2018, former United States Attorney General, Jeff Sessions rescinded the Cole Memorandum and thereby created a vacuum of guidance for enforcement agencies and the Department of Justice. As an industry best practice, despite the recent rescission of the Cole Memorandum, the Company continues to do the following to ensure compliance with the guidance provided by the Cole Memorandum:

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

●

the Company only works through licensed operators, which must pass a range of requirements, adhere to strict business practice standards and be subjected to strict regulatory oversight whereby sufficient checks and balances ensure that no revenue is distributed to criminal enterprises, gangs and cartels; and

●

we conduct reviews of products and product packaging to ensure that the products comply with applicable regulations and contain necessary disclaimers about the contents of the products to help prevent adverse public health consequences from cannabis use and impaired driving.

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

Additionally, certain states in which we seek to operate in the future may prohibit non-resident companies from conducting business directly in the state. In such states, we will seek to enter into a collaborative arrangement with a local entity holding the necessary licensure, whereby we will agree to lease our facilities, equipment and employees to the licensed entity in exchange for a fee. Such an arrangement may be difficult to secure and/or expensive to maintain, as we will be reliant on the licensee to maintain its license in order to continue operations. Further, various state and local licensure application and approval processes may require significant time and expense, and, upon becoming authorized to do business in a state, it may be difficult or expensive for us to comply with the oft-changing laws, regulations and licensure requirements of each state and municipality where we are doing business.

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

We are directly engaged in the medical and adult-use cannabis industry in the U.S. where local state law permits such activities, however, all such activities remain illegal under federal law in the U.S. Investors are cautioned that in the U.S., cannabis is highly regulated at the state level. To our knowledge, there are to date 38 states, the District of Columbia, and four U.S. territories that have legalized medical cannabis in some form, including Nevada, although not all states have fully implemented their legalization programs. To our knowledge, 23 states and the District of Columbia have legalized cannabis for adult use. Additional states have legalized high-cannabidiol (“CBD”), low THC oils for a limited class of patients. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act. Under United States federal law, a Schedule I drug is considered to have a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the substance under medical supervision. Federal law prohibits commercial production and sale of all Schedule I controlled substances, and as such, cannabis-related activities, including without limitation, the importation, cultivation, manufacture, distribution, sale and possession of cannabis remain illegal under U.S. federal law. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. Strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under U.S. federal law, nor provide a defense to any federal proceeding brought against us. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.

An appropriations rider contained in the fiscal year 2015, 2016, 2017, 2018, 2019, 2020 and 2021 Consolidated Appropriations Acts (formerly known as the “Rohrabacher-Farr Amendment”; now known as the “Rohrabacher-Blumenauer Amendment” and currently proposed for the next appropriations rider as the “Joyce Amendment”, referred to herein as the “Amendment”) provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the U.S. Department of Justice (the “DOJ”) cannot expend funds to prosecute state-law-abiding medical cannabis operators complying strictly with state medical cannabis laws. The Amendment prohibits the federal government from using congressionally appropriated funds to prevent states from implementing their own medical cannabis laws. The Rohrabacher Amendment was renewed for fiscal year 2021 and again through various spending bills and is effective until September 2023. Through his signing statement, former President Trump reiterated that the Department of Justice may not use any funds to prevent implementation of medical cannabis laws by various States and territories, and “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” Continued reauthorization of the Amendment is predicated on future political developments and cannot be guaranteed. If the Amendment expires, federal prosecutors could prosecute even state-compliant medical cannabis operators for conduct within the five-year statute of limitations. The Amendment does not protect state legal adult-use cannabis businesses and the DOJ may spend funds to prosecute persons that are operating in accordance with state adult use cannabis laws. However, the United States Congress also passed the Blumenauer-McClintock-Norton-Lee Amendment which would provide legal protection for all state legal cannabis activities. It is unclear whether the amendment language will be included in the Senate appropriations language. Various other pieces of legislation have been introduced by members of Congress that would legalize cannabis at a federal level, although it is uncertain if any of the proposed bills will gain any traction. Most recently the United States House of Representatives passed the Marijuana Opportunity Reinvestment and Expungement Act (“MORE”), in April of 2022 and stalled in the United States Senate. In April of 2023, Congressman Dave Joyce (OH-14) and House Democratic Leader Hakeem Jeffries reintroduced bipartisan legislation to better and immediately prepare the federal government for the inevitable end to cannabis prohibition. Titled ‘Preparing Regulators 5 Effectively for a Post-prohibition Adult-use Regulated Environment Act of 2023’’ or the ‘‘PREPARE Act of 2023, which would study regulatory models and make recommendations on cannabis regulations to be considered at a federal level.

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

As a result of the conflicting views between states and the federal government regarding cannabis, investments in, and the operations of, cannabis businesses in the U.S. are subject to inconsistent laws and regulations. The so-called “Cole Memorandum” issued by former Deputy Attorney General James Cole on August 29, 2013 and other Obama-era cannabis policy guidance, discussed below, provided the framework for managing the tension between federal and state cannabis laws. Subsequently, as discussed below, former Attorney General Jeff Sessions rescinded the Cole Memo and related policy guidance. Although no longer in effect, these policies, and the enforcement priorities established within, appear to continue to be followed during the Biden administration and remain critical factors that inform the past and future trend of state-based legalization.

The Cole Memo directed U.S. Attorneys not to prioritize the enforcement of federal cannabis laws against individuals and businesses that comply with state medical or adult-use cannabis regulatory programs, provided certain enumerated enforcement priorities (such as diversion or sale of cannabis to minors) were not implicated. In addition to general prosecutorial guidance issued by the DOJ, FinCEN issued the “FinCEN Memorandum” on February 14, 2014 outlining Bank Secrecy Act-compliant pathways for financial institutions to service state-sanctioned cannabis businesses, which echoed the enforcement priorities outlined in the Cole Memorandum. On the same day the FinCEN Memorandum was published, the DOJ issued complimentary policy guidance directing prosecutors to apply the enforcement priorities of the Cole Memo when determining whether to prosecute individuals or institutions with crimes related to financial transactions involving the proceeds of cannabis-related activities.

On January 4, 2018, the then Attorney General Jeff Sessions rescinded the Cole Memo, the Cole Banking Memorandum, and all other related Obama-era DOJ cannabis enforcement guidance. While the rescission did not change federal law, as the Cole Memo and other DOJ guidance documents were not themselves laws, the rescission removed the DOJ’s formal policy that state-regulated cannabis businesses in compliance with the Cole Memo guidelines should not be a prosecutorial priority. Notably, former Attorney General Sessions’ rescission of the Cole Memo and the Cole Banking Memorandum has not affected the status of the FinCEN Memorandum issued by the Department of Treasury, which remains in effect. In addition to his rescission of the Cole Memo, former Attorney General Sessions issued a one-page memorandum known as the “Sessions Memorandum.” The Sessions Memorandum explains the DOJ’s rationale for rescinding all past DOJ cannabis enforcement guidance, claiming that Obama-era enforcement policies are “unnecessary” due to existing general enforcement guidance adopted in the 1980s, in chapter 9.27.230 of the U.S. Attorneys’ Manual (the “USAM”). The USAM enforcement priorities, like those of the Cole Memo, are based on the use of the federal government’s limited resources and include “law enforcement priorities set by the Attorney General,” the “seriousness” of the alleged crimes, the “deterrent effect of criminal prosecution,” and “the cumulative impact of particular crimes on the community.” Although the Sessions Memorandum emphasizes that cannabis is a federally illegal Schedule I controlled substance, it does not otherwise instruct U.S. Attorneys to consider the prosecution of cannabis-related offenses a DOJ priority, and in practice, most U.S. Attorneys have not changed their prosecutorial approach to date.

William Barr served as United States Attorney General from February 14, 2019 to December 23, 2020. The DOJ under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. On March 11, 2021, United States President Biden’s nominee, Merrick Garland was sworn in as the U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. On October 6, 2022, President Biden announced a full, unconditional, and categorical pardon for prior federal and D.C. offenses of simple possession of marijuana. The President’s pardon lifts barriers to housing, employment, and educational opportunities for thousands of people with those prior convictions. On December 2, 2022, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act, H.R. 8454,” (the “Cannabis Research Bill”).

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

As previously introduced, in February 2014, FinCEN issued the FinCEN Memo providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Memo states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of the Bank Secrecy Act. It refers to supplementary guidance that former Deputy Attorney General James M. Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the Controlled Substances Act. Although the FinCEN Memo remains in effect today, it is unclear at this time whether the current administration will follow the guidelines of the FinCEN Memo. Overall, the DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state, including in states that have legalized the applicable conduct and the DOJ’s current enforcement priorities could change for any number of reasons. A change in the DOJ’s enforcement priorities could result in the DOJ prosecuting banks and financial institutions for crimes that previously were not prosecuted. If we do not have access to a U.S. banking system, our business and operations could be adversely affected.

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

For the reasons set forth above, our existing operations in the United States, and any future operations, joint ventures or investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada and the United States. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to operate or invest in the United States or any other jurisdiction, in addition to those described herein.

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

In addition, on November 24, 2017, the TMX Group provided an update regarding issuers with cannabis-related activities in the United States and confirmed that TMX Group will rely on the Canadian Securities Administrators’ recommendation to defer to individual exchange’s rules for companies that have cannabis-related activities in the United States and to determine the eligibility of individual issuers to list based on those exchanges’ listing requirements. On February 8, 2018, CDS signed a memorandum (the “CDS MOU”) with Aequitas NEO Exchange Inc., CNSX Markets Inc., TSX Inc., and TSX Venture Exchange Inc. (collectively, the “Exchanges”). The CDS MOU outlines the parties understanding of Canada’s regulatory framework applicable to the rules and procedures and regulatory oversight of the Exchanges and CDS. The CDS MOU confirms, with respect to the clearing of listed securities, that CDS relies on the Exchanges to review the conduct of listed issuers. As a result, there currently is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the U.S. However, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were to be implemented at a time when our common stock or other securities of the Company are listed on a stock exchange, it would have a material adverse effect on the ability of holders of common stock or such other securities to make and settle trades. In particular, the common stock or such other securities would become highly illiquid as until an alternative was implemented, investors would have no ability to affect a trade of the common stock or such other securities through the facilities of the applicable stock exchange.

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

Our business activities rely on newly established and/or developing laws and regulations in multiple jurisdictions, including in Nevada. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect our profitability or force us to cease operations entirely. The cannabis industry may come under the scrutiny or further scrutiny of the U.S. Food and Drug Administration, SEC, the DOJ, the Financial Industry Regulatory Authority or other federal, Nevada or other applicable state or non-governmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or non-medical purposes in the U.S. It is impossible to predict the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding our industry may adversely affect our business and operations, including without limitation, the costs to remain compliant with applicable laws and the impairment of our ability to raise additional capital, create a public trading market in the U.S. for securities of the Company or to find a suitable acquirer, which could reduce, delay or eliminate any return on investment in the Company.

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

Delays in enactment of new state or federal regulations could restrict our ability to reach strategic growth targets and lower return on investor capital. Our strategic growth strategy is reliant upon certain federal and state regulations being enacted to facilitate the legalization of medical and adult-use cannabis. If such regulations are not enacted, or enacted but subsequently repealed or amended, or enacted with prolonged phase-in periods, our growth target, and thus, the effect on the return of investor capital, could be detrimental. We are unable to predict with certainty when and how the outcome of these complex regulatory and legislative proceedings will affect our business and growth.

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

We are aware that multiple states are considering special taxes or fees on businesses in the cannabis industry. It is a potential yet unknown risk at this time that other states are in the process of reviewing such additional fees and taxation. Any new taxes or fees could have a material adverse effect upon our business, results of operations, financial condition or prospects.

The commercial, medical and adult-use cannabis industries are in their infancy and we anticipate that such regulations will be subject to change as the jurisdictions in which we do business mature. We have in place a detailed compliance program overseen and maintained by external state and local regulatory/compliance counsel. Our internal compliance team (consisting of managers for each respective business unit) implements the compliance program.

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

Additionally, we have created comprehensive standard operating procedures that include detailed descriptions and instructions for monitoring inventory at all stages of development and distribution. We will continue to monitor compliance on an ongoing basis in accordance with our compliance program, standard operating procedures, and any changes to regulation in the cannabis industry.

Overall, the medical and adult-use cannabis industry is subject to significant regulatory change at both the state and federal level. The inability of the Company to respond to the changing regulatory landscape may cause it to be unsuccessful in capturing significant market share and could otherwise harm its business, results of operations, financial condition or prospects.

The potential re-classification of cannabis in the United States could create additional regulatory burdens on our operations and negatively affect our results of operations.

If cannabis and/or CBD is re-categorized as a Schedule II or lower controlled substance, the ability to conduct research on the medical benefits of cannabis would most likely be improved; however, rescheduling cannabis may materially alter enforcement policies across many federal agencies, primarily the U.S. Food and Drug Administration (the “FDA”). FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements, and cosmetics, among other products, through its enforcement authority pursuant to the Federal Food Drug and Cosmetic Act (the “FFDCA”). FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of drugs sold in interstate commerce. Because cannabis is federally illegal to produce and sell, and because it has no federally recognized medical uses, the FDA has historically deferred enforcement related to cannabis to the U.S. Drug Enforcement Agency (the “DEA”); however, the FDA has enforced the FFDCA with regard to hemp-derived products, especially CBD, sold outside of state-regulated cannabis businesses. If cannabis were to be rescheduled to a federally controlled, yet legal, substance, the FDA would likely play a more active regulatory role. Further, in the event that the pharmaceutical industry directly competes with state-regulated cannabis businesses for market share, as could potentially occur with rescheduling, the pharmaceutical industry may urge the DEA, FDA, and others like the Canadian Securities Administrators to enforce the FFDCA against businesses that comply with state but not federal law. The potential for multi-agency enforcement post-rescheduling could threaten or have a materially adverse effect on the operations of existing state-legal cannabis businesses, including the Company.

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

As long as cannabis remains illegal under U.S. federal law, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to us. As a result, our intellectual property may never be adequately or sufficiently protected against use or misappropriation by third-parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, we can provide no assurance that the Company will ever obtain any protection of its intellectual property, whether on a federal, state or local level.

Current constraints on marketing our products could adversely affect our sales and results of operations.

The development of our business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by government regulatory bodies. The regulatory environment in the United States limits cannabis companies’ abilities to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and results of operations could be adversely affected.

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

Risks Related to our Business

Our business may be materially adversely affected by another COVID-19 or similar outbreak.

A public health epidemic, including COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, and our customers may be prevented from purchasing our products, due to shutdowns, “stay at home” mandates or other preventative measures that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that any actual or potential pandemic could have on our business in the future, or the duration of any future pandemic, a resurgence in the spread of COVID-19 (or any other actual or potential pandemic) and the measures taken by the U.S. federal and state governments, could disrupt the manufacture or sale of our products and adversely impact our business, financial condition or results of operations. It could also affect the health and availability of our workforce at our facilities, as well as those of our suppliers, wholesale and retail customers. Because cannabis remains federally illegal, we were not eligible to participate in any federal government relief programs (such as Small Business Administration loans) resulting from COVID-19 and would not be eligible for such federal government relief programs in response to another actual or potential pandemic.

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

The financial statements have been prepared on a going-concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Our future operations are dependent upon the Company’s ability to conduct profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There can be no assurances that we will be successful in completing an equity or debt financing or in achieving sustained profitability. The financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should we be unable to continue as a going-concern.

We had negative cash flow for the financial year ended May 31, 2023.

We had negative cash flow from operating activities for the year ended May 31, 2023 but we generated positive cash flow from operating activities for the third and fourth quarters of fiscal 2023. To the extent that we have negative operating cash flow in future periods, we may need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that we will be able to generate a positive cash flow from our operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Company.

We may experience difficulties in generating profits.

We may experience difficulties in our development process, such as capacity constraints, quality control problems or other disruptions, any of which would make it more difficult to generate profits. A failure by the Company to achieve a low-cost structure through economies of scale or improvements in manufacturing processes and design could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Our business is reliant on the Oasis Dispensary and City Trees.

Our current activities and resources are focused on the Oasis Dispensary and City Trees production facility. The licenses held by the Oasis LLCs are specific to Oasis and City Trees. Adverse changes or developments affecting Oasis or City Trees, including but not limited to, a breach of security, could have a material and adverse effect on our business, financial condition and prospects. Any breach of the security measures and other facility requirements could also have an impact on the Oasis LLCs’ ability to continue operating under their respective licenses or the prospect of renewing their respective licenses. Oasis and City Trees continue to operate with routine maintenance, however, buildings do have components that require replacement. We will bear many, if not all, of the costs of maintenance and upkeep of Oasis and City Trees. Our operations and financial performance may be adversely affected if either Oasis or City Trees are unable to keep up with maintenance requirements.

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

The business and activities of the Company are heavily regulated in all jurisdictions where it carries on business. Our operations are subject to various laws, regulations and guidelines by governmental authorities, relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of medical cannabis and cannabis oil, and also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over the activities of the Company, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services. Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by governmental authorities and obtaining all regulatory approvals, where necessary, for the sale of our products. Similarly, the Company cannot predict the time required to secure all appropriate regulatory approvals for its products, or the extent of testing and documentation that may be required by governmental authorities. Any delays in obtaining, or failure to obtain, regulatory approvals would significantly delay the development of markets and products and could have a material adverse effect on the business, results of operations and financial condition of the Company.

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

We are required to obtain or renew government permits and licenses for our current and contemplated operations. Obtaining, amending or renewing the necessary governmental permits and licenses can be a time-consuming process potentially involving numerous regulatory agencies, involving public hearings and costly undertakings on our part. The duration and success of our efforts to obtain, amend and renew permits and licenses are contingent upon many variables not within our control, including the interpretation of applicable requirements implemented by the relevant permitting or licensing authority. We may not be able to obtain, amend or renew permits or licenses that are necessary to our operations. Any unexpected delays or costs associated with the permitting and licensing process could impede the ongoing or proposed operations of the Company. To the extent permits or licenses are not obtained, amended or renewed, or are subsequently suspended or revoked, the Company may be curtailed or prohibited from proceeding with its ongoing operations or planned development and commercialization activities. Such curtailment or prohibition may result in a material adverse effect on our business, financial condition, results of operations or prospects.

There can be no assurance that our licenses will be renewed by each applicable regulatory authority in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process for any of the licenses held by the Company could impede the ongoing or planned operations of the Company and have a material adverse effect on our business, financial condition, results of operations or prospects.

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

There is potential that we will face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and experience than us. Increased competition by larger and better-financed competitors could materially and adversely affect the business, financial condition, results of operations or prospects of the Company. If we are unable to compete effectively, it could decrease our customer traffic and sales and profit margins, which could adversely affect our business, financial condition, and results of operations.

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

If the number of users of medical or recreational cannabis increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, we will require a continued high level of investment in research and development, marketing, sales and client support. We may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis which could materially and adversely affect the business, financial condition and results of operations of the Company.

The legal landscape for medical and recreational cannabis is changing internationally. More countries have passed laws that allow for the production and distribution of medical cannabis in some form or another. We have some international partnerships in place, which may be affected if more countries legalize medical cannabis. Increased international competition might lower the demand for our products on a global scale.

New well-capitalized entrants in our industry may develop large-scale operations which will make it difficult for our business to compete and remain profitable.

Currently, the cannabis industry generally is comprised largely of individuals and small to medium-sized entities, however, the risk remains that large conglomerates and companies who also recognize the potential for financial success through investment in this industry could strategically purchase or assume control of larger dispensaries and cultivation facilities. In doing so, these larger competitors could establish price setting and cost controls which would effectively “price out” many of the individuals and small to medium-sized entities who currently make up the bulk of the participants in the varied businesses operating within and in support of the cannabis industry. The cannabis industry remains quite nascent, so what the landscape will be in the future remains largely unknown, which in itself is a risk.

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

The consummation and integration of any acquired business, product or other assets into the Company may be complex and time consuming and, if not successfully integrated, the Company may not achieve the anticipated benefits, cost-savings or growth opportunities. Furthermore, even if successfully integrated, the acquisition target may fail to further the Company’s business strategy as anticipated, expose us to increased competition or other challenges with respect to our products or geographic markets, and expose us to additional liabilities associated with an acquired business, technology or other asset or arrangement.

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

We have a limited operating history.

The Company and its subsidiaries have varying and limited operating histories, which can make it difficult for investors to evaluate our operations and prospects and may increase the risks associated with investment into the Company. Our business plan is subject to all business risks associated with early-stage business enterprises, including the absence of any significant operating history upon which to evaluate an investment. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by early-stage businesses, the development of new strategy and the competitive environment in which we will operate. It is possible that we will incur losses in the future. There is no guarantee that we will be profitable.

We have not generated profits in the periods covered by our financial statements included herein, and, as a result, have only a very limited operating history upon which our business and future prospects may be evaluated.

Our subsidiaries and joint ventures are not yet generating a net profit and accordingly, we expect to remain subject to many of the risks common to early-stage enterprises for the foreseeable future, including challenges related to laws, regulations, licensing, integrating and retaining qualified employees; making effective use of limited resources; achieving market acceptance of existing and future solutions; competing against companies with greater financial and technical resources; acquiring and retaining customers; and developing new solutions. There is no assurance that we will be successful in achieving a return on stockholders’ investment and the likelihood of success must be considered in light of the early stage of operations.

Potential reputational risks to third parties could result in difficulties in maintaining our operations.

The parties with which the Company does business may perceive that they are exposed to reputational risk as a result of our cannabis-related business activities. The Company may in the future have difficulty establishing or maintaining bank accounts or other business relationships. Failure to establish or maintain business relationships could have a material adverse effect on the Company.

Changes in public opinion and perception could negatively affect our business operations.

Government policy changes or changes in public opinion may significantly influence the regulation of the cannabis industry in the United States or elsewhere. Public opinion and support for medical and adult-use cannabis has traditionally been inconsistent and varies from jurisdiction to jurisdiction. Medical and adult-use cannabis remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical cannabis as opposed to legalization in general). A negative shift in the public’s perception of cannabis in the United States or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state jurisdictions to abandon initiatives or proposals to legalize medical and/or adult-use cannabis, thereby limiting the number of new state jurisdictions into which the Company could expand. Any inability to fully implement our expansion strategy may have a material adverse effect on our business, results of operations or prospects.

We may be subject to unfavorable publicity or consumer perception which could negatively affect our results of operations.

We believe the cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research or findings, regulatory investigations, litigation, media attention or other publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory investigations, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or other publicity could have a material adverse effect on the demand for cannabis and on the business, results of operations, financial condition, cash flows or prospects of the Company. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis in general, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material adverse effect. There is no assurance that such adverse publicity reports or other media attention will not arise.

Research and development costs may negatively impact our results of operations.

Before we can obtain regulatory approval for the commercial sale of any of our products, we are required to complete extensive trial testing to demonstrate safety and efficacy. Depending on the exact nature of trial testing, such trials can be expensive and are difficult to design and implement. The testing process is also time consuming and can often be subject to unexpected delays.

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

If we cannot successfully develop, manufacture and distribute our products, or if we experience difficulties in the development process, such as capacity constraints, quality control problems or other disruptions, the Company may not be able to develop market-ready commercial products at acceptable costs, which would adversely affect our ability to effectively enter the market. A failure by the Company to achieve a low-cost structure through economies of scale or improvements in cultivation and manufacturing processes would have a material adverse effect on our commercialization plans and our business, prospects, results of operations and financial condition.

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

We are substantially dependent on continued market acceptance of our products by consumers. We cannot predict the future growth rate and size of the market for cannabis products in the U.S. or internationally.

We may incur significant expenses in promoting and maintaining brands, which could negatively impact our profitability.

We believe that establishing and maintaining the brand identities of products is a critical aspect of attracting and expanding a large customer base. Promotion and enhancement of brands will depend largely on success in continuing to provide high quality products. If customers and end users do not perceive our products to be of high quality, or if we introduce new products or enter into new business ventures that are not favorably received by customers and end users, we will risk diluting brand identities and decreasing their attractiveness to existing and potential customers. Moreover, in order to attract and retain customers and to promote and maintain brand equity in response to competitive pressures, we may have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among customers. If we incur significant expenses in an attempt to promote and maintain brands, the business, results of operations and financial condition could be adversely affected.

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

We are reliant on key inputs and changes in the cost of raw materials and supplies could negatively impact our profitability.

The manufacturing segment of our business is dependent on a number of key inputs and their related costs including raw materials and supplies related to product development and manufacturing operations. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact the business, financial condition, results of operations or prospects of the Company. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier were to go out of business, the Company might be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to the Company in the future. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on the business, financial condition, results of operations or prospects of the Company.

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

Government approvals and permits are currently, and may in the future, be required in connection with our operations. To the extent such approvals are required and not obtained, the Company may be curtailed or prohibited from its production of cannabis or from continuing its operations.

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

Amendments to current laws, regulations and permits governing the production of cannabis, or more stringent implementation thereof, could have a material adverse impact on the Company and cause increases in expenses, capital expenditures or production costs or reduction in levels of production or require abandonment or delays in development.

Our business is subject to certain agricultural risks.

Our future business involves the growing of cannabis, an agricultural product. Such business will be subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. There can be no assurance that natural elements will not have a material adverse effect on any outdoor future production.

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

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors’ products. We have certain proprietary intellectual property, including but not limited to brands, trademarks, trade names, and proprietary processes. We will rely on this intellectual property, know-how and other proprietary information, and may require employees, consultants and suppliers to sign confidentiality agreements. However, any confidentiality agreement may be breached, and the Company may not have adequate remedies for such breaches. Third parties may independently develop substantially equivalent proprietary information without infringing upon any proprietary technology. Third parties may otherwise gain access to our proprietary information and adopt it in a competitive manner. Any loss of intellectual property protection may have a material adverse effect on our business, results of operations or prospects.

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

We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute and there can be no assurance that we will have the financial or other resources to enforce our rights or prevent other parties from developing similar technology or designing around our intellectual property. It is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on our business.

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

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) government regulations; (ii) manufacturing standards; (iii) federal and provincial healthcare fraud and abuse laws and regulations; or (iv) laws that require the true, complete and accurate reporting of financial information or data. It may not always be possible for the Company to identify and deter misconduct by its employees and other third parties, and the precautions taken by the Company to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the Company from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against the Company and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

There can be no assurance that the Company will not incur material losses relating to cyber-attacks in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

If we experience security breaches, it could negatively impact our operations and result in litigation or civil penalties and fees.

Given the nature of our product and its lack of legal availability outside of channels approved by the government of the United States, as well as the concentration of inventory in the Company’s facilities, the Company faces a risk of inventory shrinkage as well as theft. A security breach at one of our facilities could expose the Company to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential patients from choosing our products.

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

The lack of reliable data on the cannabis industry may negatively impact our results of operations.

As a result of recent and ongoing regulatory and policy changes in the cannabis industry, the market data available is limited and unreliable. Federal, and state laws prevent widespread participation and hinder market research. Therefore, market research and projections by the Company of estimated total retail sales, demographics, demand, and similar consumer research, are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of our management team as of the date of this document.

We do not have long-term agreements or guaranteed price or delivery arrangements with most of our suppliers. The loss of a significant supplier would require us to rely more heavily on our other existing suppliers or to develop relationships with new suppliers. Such a loss may have an adverse effect on our product offerings and our business.

Consistent with industry practice, we do not have guaranteed price or delivery arrangements with most of our suppliers. We generally make our purchases through purchase orders. As a result, we have experienced and may in the future experience inventory shortages or price increases on certain products. Furthermore, our industry occasionally experiences significant product supply shortages, and we sometimes experience customer order backlogs due to the inability of certain suppliers to make available to us certain products as needed. We cannot assure investors that suppliers will maintain an adequate inventory of products to fulfill our orders on a timely basis, or at all, or that we will be able to obtain particular products on favorable terms, or at all. Additionally, we cannot assure investors that product lines currently offered by suppliers will continue to be available to us. A decline in the supply or continued availability of the products of our suppliers, or a significant increase in the price of those products, could reduce our sales and negatively affect our operating results.

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

Our operations are subject to hazards inherent in the cannabis industry, such as equipment defects, malfunction and failures, natural disasters which result in fires, accidents and explosions that can cause personal injury, loss of life, suspension of operations, damage to facilities, business interruption and damage to or destruction of property, equipment and the environment, labor disputes, and changes in the regulatory environment. These risks could expose the Company to substantial liability for personal injury, wrongful death, property damage, pollution, and other environmental damages. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators.

We continuously monitor our operations for quality control and safety. However, there can be no assurance that our safety procedures will always prevent such damages. Although we maintain insurance coverage that we believe to be adequate and customary in the industry, there can be no assurance that such insurance will be adequate to cover the liabilities. In addition, there can be no assurance that we will be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable. The occurrence of a significant uninsured claim, a claim in excess of the insurance coverage limits maintained by the Company, or a claim at a time when we are not able to obtain liability insurance, could have a material adverse effect on us, our ability to conduct normal business operations and on our business, financial condition, results of operations and cash flows in the future.

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

We may issue debt.

From time to time, the Company may enter into transactions to acquire assets or the shares of other organizations or enter into joint ventures. These transactions may be financed in whole or in part with debt, which may increase our debt levels above industry standards for companies of similar size. Depending on future exploration and development plans, the Company may require additional equity and/or debt financing that may not be available or, if available, may not be available on favorable terms to us. Neither our articles of incorporation nor our by-laws limit the amount of indebtedness that the Company may incur. As a result, the level of our indebtedness from time to time, could impair our ability to obtain additional financing on a timely basis to take advantage of business opportunities that may arise.

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

Our success depends on our ability to attract and retain customers. There are many factors which could impact our ability to attract and retain clients, including but not limited to our ability to continually produce desirable and effective products, the successful implementation of our client-acquisition plan and continued growth in the aggregate number of people purchasing cannabis for medical or personal use. Our failure to acquire and retain customers would have a material adverse effect on our business, operating results and financial condition.

We are subject to certain credit risks.

We are exposed to credit risk through our cash and cash equivalents. Credit risk arises from deposits with banks and attorneys and outstanding receivables. These arrangements are unsecured. There can be no assurance that we will not suffer loss.

Risks related to the Ownership of our Common Stock

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Exchange Act, it will be more difficult for investors to liquidate their investment. The SEC defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The shares of common stock are covered by the penny stock rules pursuant to Rule 15g-9 under the Exchange Act, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000, not including their primary residence, or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the securities of the Company that are captured by the penny stock rules. Consequently, the penny stock rules may affect the ability of broker-dealers to trade our securities. Management believes that the penny stock rules could discourage investor interest in and limit the marketability of our common stock.

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

The market price of our common stock may be subject to wide fluctuations in response to many factors, including variations in the operating results of the Company, divergence in financial results from analysts’ expectations, changes in earnings estimates by stock market analysts, changes in the business prospects for the Company, general economic conditions, legislative changes, and other events and factors outside of our control. In addition, stock markets have from time-to-time experienced extreme price and volume fluctuations, which, as well as general economic and political conditions, could adversely affect the market price for our common stock.

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

We may issue shares of common stock and warrants to purchase common stock pursuant to private offerings and we may issue options to purchase common stock to our executive officers pursuant to their employment agreements. The sale, or even the possibility of sale, of shares pursuant to a separate offering or to executive officers could have an adverse effect on the market price of our common stock or on our ability to obtain future financing. The issuance of additional shares of common stock will dilute existing investors.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business and our industry. If one or more analysts adversely change their recommendation regarding our shares or our competitors’ stock, our share price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. As a result, the market price for our common stock may decline below the offering price and you might not be able to resell your shares of our common stock at or above the price you paid to purchase them.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The mailing address of our principal executive office is 1800 S. Industrial Road Suite 100, Las Vegas Nevada, 89102. Alternative Solutions and the Oasis LLCs lease space for a dispensary and administrative offices at 1800 S. Industrial Road, Suites 100, 102, 160, and 180, Las Vegas, Nevada 89102, and for a cultivation and processing facility at 203 E. Mayflower Avenue, North Las Vegas, Nevada 89030.

Lease Arrangements

We lease several facilities for office, warehouse, and retail space as follows:

●

A lease that commenced in February 2019 for 1,400 square feet of office space located at 1718 Industrial Road, Las Vegas, NV 89102, for a term of eighteen months, and for rent of $1,785 per month. In June 2020, this lease was extended to August 31, 2022, with the monthly rent increasing to $1,867 until September 2021, after which time it will be subject to annual increases of 3%. The lease was extended again on April 1, 2022, effective September 1, 2022 until August 31, 2024. The monthly rent will increase on September 1, 2022 to $2,084 with annual increases of 3%.

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

The following table sets forth the range of high and low sales prices on the OTCQB for the applicable periods on a post-Reverse-Split basis.

	Common Stock
Fiscal Year Ended May 31, 2023:	High ($)	Low ($)

Fourth Quarter	$0.07	$0.04
Third Quarter	0.10	0.05
Second Quarter	$0.06	$0.50
First Quarter	$0.24	$0.39

Fiscal Year Ended May 31, 2022:
Fourth Quarter	$0.10	$0.062
Third Quarter	$0.14	$0.007
Second Quarter	$0.166	$0.109
First Quarter	$0.231	$0.128

At August 7, 2023, we had 72,543,141 outstanding shares of common stock and approximately 55 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees. We have no outstanding shares of preferred stock.

Dividend Policy

We have not paid any cash dividends on our common stock to date. Any future decisions regarding dividends will be made by our board of directors. We do not anticipate paying dividends in the foreseeable future but expect to retain earnings to finance the growth of our business. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Purchases of Equity Securities by the Small Business Issuer and Affiliates

None.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have an Equity Compensation Plan. Pursuant to his employment agreement, Andrew Glashow is entitled to receive annual stock options, exercisable at the fair market value of our common stock on the date of grant, in an amount equal to 2% of our annual EBITDA up to $42.5 million and 4% of our annual EBITDA in excess of $42.5 million. We are currently unable to determine the number of shares that could be granted under these plans.

Penny Stock Regulations

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, excluding the value of their primary residence, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

History and Outlook

We were incorporated on March 31, 2011 as Adelt Design, Inc. to manufacture and market carpet binding art. Production and marketing of carpet binding art never commenced. On November 20, 2014, we adopted amended and restated articles of incorporation, thereby changing our name to CLS Holdings USA, Inc. On April 29, 2015, we entered into a merger agreement with CLS Labs and a newly-formed, wholly owned subsidiary of the Company (the “Merger Sub”) and effected the Merger (the “Merger”). Upon the consummation of the Merger, the separate existence of the Merger Sub ceased and CLS Labs, the surviving corporation in the Merger, became a wholly owned subsidiary of the Company, with the Company acquiring the stock of CLS Labs. As a result of the Merger, we acquired the business of CLS Labs and abandoned our previous business.

CLS Labs was originally incorporated in the state of Nevada on May 1, 2014 under the name RJF Labs, Inc. before changing its name to CLS Labs, Inc. on October 24, 2014. It was formed to commercialize a proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter.

We have been issued a U.S. patent with respect to our proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. We have not commercialized our proprietary process and due to the current Nevada State laws governing these types of extraction methods, we do not intend to commercialize the proprietary process in the future. CLSH is actively engaged in attempting to find a buyer for the patent who may be able to use it in another state or another application.

We generate revenues through: (i) our retail dispensary (Oasis), and (ii) our City Trees cultivation and processing of cannabis and wholesale of cannabis-related products for Oasis and third-parties. We continue to explore opportunities for growth through the acquisition of companies, the creation of joint ventures, licensing agreements, and fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can ultimately establish a position as one of the premier cannabinoid extraction and processing companies in the industry. We have created our own brand of concentrates for consumer use, which we sell wholesale to cannabis dispensaries. We are attempting to create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling.

Finally, we intend to grow through select acquisitions in secondary and tertiary markets, targeting newly regulated states that we believe offer a competitive advantage. Our goal at this time is to become a successful regional cannabis company.

On December 4, 2017, we entered into the Acquisition Agreement with Alternative Solutions to acquire the outstanding equity interests in the Oasis LLCs. Pursuant to the Acquisition Agreement, as amended, we paid a non-refundable deposit of $250,000 upon signing, which was followed by an additional payment of $1,800,000 on February 5, 2018, for an initial 10% of Alternative Solutions and each of the subsidiaries. At the closing of our purchase of the remaining 90% of the ownership interests in Alternative Solutions and the Oasis LLCs, which occurred on June 27, 2018, we paid the following consideration: $5,995,543 in cash, a $4.0 million promissory note due in December 2019, and $6,000,000 in shares of our common stock. At that time, we applied for regulatory approval to own an interest in the Oasis LLCs, which approval the CCB Granted on June 21, 2018. Just prior to closing, the parties agreed that we would instead acquire all of the membership interests in Alternative Solutions, the parent of the Oasis LLCs, from its members, and the membership interests in the Oasis LLCs owned by members other than Alternative Solutions. The CCB granted final regulatory approval for us to own our interest in the Oasis LLCs through Alternative Solutions under the final structure of the transaction on April 26, 2022.

On October 20, 2021, we entered into a management services agreement (the “Quinn River Joint Venture Agreement”) through our 50% owned subsidiary, Kealii Okamalu LLC, with CSI Health MCD LLC (“CSI”) and a commission established by the authority of the Tribal Council of the Fort McDermitt Paiute and Shoshone Tribe (“Tribe”). The purpose of the Quinn River Joint Venture Agreement was to establish a business (the “Quinn River Joint Venture”) to grow, cultivate, process, and sell cannabis and related products. The Quinn River Joint Venture Agreement had an initial term of 10 years plus a 10-year renewal option from the date the first cannabis crop was harvested and sold. Pursuant to the Quinn River Joint Venture Agreement, Kealii Okamalu LLC was expected to eventually lease approximately 20-30 acres of the Tribe’s land located along the Quinn River at a cost of $3,500 per quarter and manage the design, finance and construction of a cannabis cultivation facility on such tribal lands (the “JV Cultivation Facility”). In 2022 and 2023 Kealii Okamalu LLC managed the ongoing operations of the JV Cultivation Facility and related business, including, but not limited to, cultivation of cannabis crops, personnel staffing, product packaging, testing, marketing and sales. Packaged products were branded as “Quinn River Farms.” We provided 10,000 square feet of warehouse space at our Las Vegas facility, and the Quinn River Joint Venture granted us preferred vendor status including the right to purchase cannabis flower and the Quinn River Joint Venture’s cannabis trim at favorable prices. Kealii Okamalu LLC was expected to contribute $6 million towards the construction of the JV Cultivation Facility and the working capital for the Quinn River Joint Venture. This amount was to be repaid from the portion of the net profits of the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. Kealii Okamalu LLC was to receive one-third of the net profits of the Quinn River Joint Venture. We were the manager of and held a 50% ownership interest in Kealii Okamalu LLC. Kealii Okamalu LLC is a variable interest entity which we consolidate. The Quinn River Joint Venture was not a legal entity but rather a business operated by Kealii Okamalu LLC. The Quinn River Joint Venture completed its first harvest during the year ended May 31, 2023, from which the Company purchased inventory in the amount of $952,124.

As of the year ended May 31, 2023, the Company’s 50% partner in Kealii Okamalu LLC had defaulted on its obligations under both the Kealii Okamalu LLC Operating Agreement and the Quinn River Joint Venture Agreement by failing to make any of its required capital contribution of $3 million. As a result of the partner’s breach, the Quinn River Joint Venture Agreement was officially terminated in July of 2023. Kealii Okamalu LLC is no longer an active operating entity, and the Company has entered into negotiations directly with the Tribal Council to restructure the Quinn River Joint Venture Agreement. As of the filing of this Form 10-K, no new agreement with the Tribal Council has been reached and no new agreement appears to be imminent. The Company does not believe it is likely to recover its investment in Kealii Okamalu LLC and has made an impairment charge in the amount of $1,590,742 against these assets during the year ended May 31, 2023.

Results of Operations for the Years Ended May 31, 2023 and May 31, 2022

The table below sets forth our select expenses as a percentage of revenue for the applicable periods:

	Year Ended	Year Ended
	May 31, 2023	May 31, 2022
Cost of Goods Sold	58%	54%
Gross Margin	42%	46%
Selling, General, and Administrative Expenses	48%	50%
Impairment of investment	7%	-%
Impairment of intangible assets	4%	-%
Loss on Extinguishment of Debt	29%	-%
Gain on Settlement of Notes Receivable	2%	12%
Provision for Income Tax	10%	9%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Year Ended	Year Ended
	May 31, 2023	May 31, 2022
Number of Customers Served (Dispensary)	322,389	278,209
Revenue	$23,133,607	$22,622,895
Gross Profit	$9,804,007	$10,490,245

Non-GAAP Measures

EBITDA and Adjusted EBITDA are non-GAAP financial performance measures and should not be considered as alternatives to net income(loss) or any other measure derived in accordance with GAAP. These non-GAAP measure have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our financial results as reported in accordance with GAAP. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. As required by the rules of the SEC, we provide below a reconciliation of these non-GAAP financial measures contained herein to the most directly comparable measure under GAAP. Management believes that EBITDA provides relevant and useful information, which is widely used by analysts, investors and competitors in our industry as well as by our management. Management also believes that adjusting EBITDA for the effects of non-recurring transactions may provide insight into the nature of the core business. By providing these non-GAAP profitability measure, management intends to provide investors with a meaningful, consistent comparison of our profitability measures for the periods presented.

	Year Ended May 31, 2023	Year Ended May 31, 2022
Net Loss attributable to CLS Holdings, Inc.	$(13,799,629)	$(2,343,179)
Add:
Interest expense, net	2,667,004	2,149,729
Provision for taxes	2,220,675	2,041,487
Depreciation and amortization	952,133	753,740
EBITDA (1)	$(7,959,817)	$2,601,777
Less non-recurring gains:
Gain on settlement of legal dispute	$(146,092)	$-
Gain on settlement of accounts payable	(145,106)	-
Gain on note receivable	(348,165)	(2,740,820)
Gain on settlement of debt	(2,384)	-
Add non-recurring losses:
Loss on equity investment	178,674	112,139
Impairment of investment	1,590,742	-
Impairment of intangible assets	866,288	-
Loss on extinguishment of debt	6,659,359	-
Adjusted EBITDA (2)	$693,499	$(26,904)

(1)	Net loss plus interest, taxes, depreciation, and amortization.
(2)	EBITDA adjusted for non-recurring gains, losses, and impairments.

Revenues

We had revenue of $23,133,607 during the year ended May 31, 2023, an increase of $470,712, or 2%, compared to revenue of $22,622,895 during the year ended May 31, 2023. Our cannabis dispensary accounted for $14,822,577, or 64%, of our revenue for the year ended May 31, 2023, a decrease of $47,274, or less than 1%, compared to $14,869,851 during the year ended May 31, 2022. Dispensary revenue decreased during the fiscal year 2023 because our average sales per day decreased from $40,739 during the fiscal year 2022 to $40,610 during the fiscal year 2023. Our cannabis production accounted for $8,311,030, or 36%, of our revenue for the year ended May 31, 2023, an increase of $517,987 or 7%, compared to $7,793,043 for the year ended May 31, 2022. The increase in production revenues for the fiscal year 2023 was primarily due to an increase in our THC distillate sales of almost $1,000,000, as well as sales to 10 new dispensaries and significant increases in existing customer order size and frequency. These improvements occurred as a result of our addition of a new sales director, an improvement in our product mix, the introduction of new products, and the procurement of higher quality materials. The increase was also due to greater revenue from third parties for whom we manufactured and processed their products.

Cost of Goods Sold

Our cost of goods sold for the year ended May 31, 2023 was $13,329,600, an increase of $1,156,950, or 10%, compared to cost of goods sold of $12,172,650 for the year ended May 31, 2022. The increase in cost of goods sold for the year ended May 31, 2023 was due primarily to an increase in the amount $951,513 for overhead charged to cost of goods sold to $2,000,306 during the year ended May 31, 2023 compared to $1,048,793 during the prior year. Cost of goods sold also increased due to increased revenue and more aggressive competitive discounts. Cost of goods sold was 58% of sales during year ended May 31, 2023 resulting in a gross margin of 42%. Cost of goods sold was 54% for the year ended May 31, 2022 resulting in a gross margin of 46%. Cost of goods sold during the 2023 fiscal year primarily consisted of $9,947,580 of product cost, $2,000,306 of allocated overhead, $770,641 of state and local fees and taxes, $511,143 of supplies and materials, $66,724 for licenses and fees and $33,206 of processing fees.

The following table illustrates the components of cost of goods sold a a percentage of revenue for the years ended May 31, 2023 and 2033:

	May 31, 2023		May 31, 2022
	Amount	% of revenue	Amount	% of revenue
	$23,133,607		$22,662,895

Cost of product and materials	$10,457,308	45.2%	$10,319,644	45.5%
Overhead	2,000,306	8.6%	1,048,793	4.6%
Taxes	770,641	3.3%	739,578	3.3%
License fees	66,724	0.3%	39,050	0.2%
Processing fees and other	34,621	0.1%	25,585	0.1%
Total	$13,329,600	57.5%	$12,172,650	53.7%

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, decreased by $260,803, to $11,107,297 during the year ended May 31, 2023, compared to $11,368,100 for the year ended May 31, 2022. The decrease in SG&A expenses for the year ended May 31, 2023 was primarily due to decreases in costs associated with operating the Oasis LLCs.

SG&A expense during the year ended May 31, 2023 was primarily attributable to an aggregate of $9,006,600 in costs associated with operating the Oasis LLCs, an increase of $187,122 compared to $8,759,391 during the fiscal year 2022. The major components of the $247,209 increase in SG&A associated with the operation of the Oasis LLCs during the year ended May 31, 2023 compared to the year ended May 31, 2022 were as follows: payroll and related costs of $5,524,308 compared to $4,785,270; professional fees of $625,144 compared to $352,385; depreciation and amortization of $655,334 compared to $455,521; land lease expense of $42,787 compared to $21,213; uninsured loss of cash of $48,173 compared to $0; and taxes and licenses of $146,823 compared to $71,312. Payroll costs increased during the fiscal year 2023 primarily due to increases in salaries of our employees related to the national labor shortage and due to an increase in the number of employees in our manufacturing division as we planned for the rollout of our pre-roll division. Professional fees increased primarily due to legal fees related to the restructuring of debt and the implementation of a reverse stock split. These increases were partially offset by a decrease in sales and marketing costs of $855,798 due to a concerted effort to reduce professional outsourced marketing programs.

Finally, SG&A decreased by $508,012 during the year ended May 31, 2023 as a result of a decrease in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $2,100,698 from $2,608,710 during the year ended May 31, 2022. The major component of this decrease was a decrease in expenses related to the November 2021 Debenture Offering of $411,298; there was no comparable expense in the current period. Payroll costs also decreased by $234,375 during the year ended May 31, 2023 compared to the prior period. The decrease in SG&A expenses for fiscal 2023 was partially offset by an increase in professional fees in the amount of $159,209 which was primarily due to former counsel’s last series of invoices before termination

Impairment of Investment

As of the year ended May 31, 2023, the Company’s 50% partner in Kealii Okamalu LLC had defaulted on its obligations under both the Kealii Okamalu LLC Operating Agreement and the Quinn River Joint Venture Agreement by failing to make any of its required capital contribution of $3 million. As a result of the partner’s breach, the Quinn River Joint Venture Agreement was officially terminated in July of 2023. Kealii Okamalu LLC is no longer an active operating entity, and the Company has entered into negotiations directly with the Tribal Council to restructure the Quinn River Joint Venture Agreement. As of the filing of this 10K, no new agreement with the Tribal Council has been reached and no new agreement appears to be imminent. The Company does not believe it is likely to recover its investment in Kealii Okamalu LLC and has made an impairment charge in the amount of $1,590,742 against these assets during the year ended May 31, 2023. There was no comparable transaction in the prior period.

Impairment of Intangible Assets

During the year ended May 31, 2023, the Company recorded an impairment charge in the amount of $866,288 in connection with intangible assets acquired in the Company’s purchase of the membership interests of Alternative Solutions on June 27, 2018. There was no comparable charge in the prior year.

Interest Expense, Net

Our interest expense was $2,667,004 for the year ended May 31, 2023, an increase of $517,275, or 24%, compared to $2,149,729 for the year ended May 31, 2022. The increase in interest expense was primarily due to amortization of the original issue discount in the amount of $740,324 on loans payable to compared to $277,017 in the prior year, an increase of $463,307. Interest expense also increased during the current fiscal year by $470,310 due to the interest and fees on short-term loans of $554,674 compared to $84,364 in the prior year, and by $42,611 due to of interest expense on financing leases of $52,050 compared to $9,439 in the prior year. These increases were partially offset by a decrease in the interest on notes payable in the amount of $$447,233 from $1,728,417 in the prior fiscal year to $1,281,184 in the year ended May 31, 2023. Interest expense during the current fiscal year also consisted of the amortization of a discount on notes payable in the amount of $38,772, a decrease of $11,720 compared to $50,492 in the prior year;

Loss on Extinguishment of Debt

During the year ended May 31, 2023, certain of our convertible debentures were amended to: (i) permit mandatory conversion of $11,343,619 in principal plus $189,061 in accrued interest into units at a reduced rate of $0.285 per unit; (ii) decrease the conversion price of the remaining debentures to $0.40 per unit; (iii) reduce the mandatory conversion VWAP provision from $2.40 to $0.80; (iv) change the maturity date so that half of the remaining balance matures on December 31, 2023 and the remaining on December 31, 2024. We recognized a loss on the amendment of the debt in the amount of $6,659,359 in connection with these amendments during the first half of fiscal 2023. There was no comparable transaction in the prior year.

Loss on Equity Investment

During the year ended May 31, 2023 and 2022, we had a loss on equity investment in the amount of $178,674, an increase of $66,535 or 59% compared to $112,139 for the year ended May 31, 2022. The Company, through its 50% owned subsidiary Kealii Okamalu, owns a one-third interest in the Quinn River Joint Venture. The Quinn River Joint Venture completed its first harvest during the year ended May 31, 2023, and the Company purchased inventory in the amount of $952,124 from the Quinn River Joint Venture.

Gain on Settlement of Accounts Payable

During the year ended May 31, 2023, we recorded a gain on the settlement of various accounts payable in the amount of $145,106; there was no comparable transaction in the prior year.

Gain on Settlement of Litigation Expense

During the year ended May 31, 2023, we recorded a gain on the settlement of litigation expenses in the amount of $146,092 associated with former legal counsel’s final series of invoices before termination; there was no comparable transaction in the prior year.

Gain on Settlement of Debt

During the year ended May 31, 2023, our U.S. Convertible Debenture 4 in the amount $599,101 in principal and accrued interest in the amount of $3,283, went into default. We entered into a forbearance agreement with the lender, whereby we would pay the amount of $600,000 in installments beginning with a $150,000 payment on November 2, 2022 and $50,000 payments each month thereafter through August of 2023. All payments have been timely made. As a result of this agreement, we recognized a gain on the settlement of debt in the amount of $2,384. There is no comparable transaction in the prior period.

Gain on Settlement of Note Receivable

During the year ended May 31, 2023, we recorded a gain on the settlement of the IGH Settlement Note in the amount of $348,165 compared to $2,740,820 for the fiscal year 2022. This gain on the settlement arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. We disagreed and litigation ensued. On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and executed the $3,000,000 IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid us $1,000,000 on or before July 21, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments, and the final installment was paid in July 2022.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $2,220,675 during the year ended May 31, 2023 compared to $2,041,487 during the year ended May 31, 2022. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

Our net loss for the year ended May 31, 2023 was $14,844,285 compared to a net loss of $2,440,390 for the year ended May 31, 2022, an increase of $12,403,895, or 508%. The net loss amount was primarily due to the loss on extinguishment of debt in the amount of $6,659,359, impairment of investment of $1,590,742, impairment of intangible assets of $866,288, and interest expense in the amount of $2,667,004.

Non-Controlling Interest

During the years ended May 31, 2023 and 2022, loss associated with the non-controlling interest in the operations of Kealii Okamalu was $178,674 and $112,139, respectively. This amount is composed of the third-party portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment. In addition, during the year ended May 31, 2023, the Company recorded an impairment on its investment in Kealii Okamalu LLC  in the amount of $1,590,742.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the year ended May 31, 2023 was $13,799,629 compared to a net loss of $2,343,179 for the year ended May 31, 2022, an increase of $11,456,450, or 489%. The net loss amount was primarily due to the loss on extinguishment of debt in the amount of $6,659,359, impairment of investment of $1,590,742, impairment of intangible assets of $866,288, and interest expense in the amount of $2,667,004.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at May 31, 2023 and 2022:

	May 31,	May 31,
	2023	2022
Current Assets	$4,591,510	$6,883,557
Current Liabilities	$16,340,529	$28,112,190
Working Capital (Deficit)	$(11,749,019)	$(21,228,633)

At May 31, 2023, we had a working capital deficit of $11,749,019 a decrease of $9,479,614 from the working capital deficit of $21,228,633 we had at May 31, 2022. Our working capital increased primarily due to the restructuring of debenture agreements whereby (i) the current principal and interest in the aggregate amount of $11,532,679 was converted to common stock, and (ii) the principal in the aggregate amount of $3,753,052 was converted to long term liabilities. Our working capital was negatively impacted by an increase in our accrued potential tax liability in the amount of $1,971,732 as a result of the calculation of our tax liability under 280E, which can change based on the deductibility of applicable expenses and is not necessarily tied to operating income.

We have a 50% ownership of Kealii Okamalu which in turn has a 1/3 interest in the Quinn River Joint Venture. We recently completed the first harvest of the Quinn River Joint Venture and have been selling the products derived from that initial harvest since October of 2022. We received inventory with a value of $952,125 from this initial crop. As of the year ended May 31, 2023, the Company’s 50% partner in Kealii Okamalu LLC had defaulted on its obligations under both the Kealii Okamalu LLC Operating Agreement and the Quinn River Joint Venture Agreement by failing to make any of its required capital contribution of $3 million. As a result of the partner’s breach, the Quinn River Joint Venture Agreement was officially terminated in July of 2023. Kealii Okamalu LLC is no longer an active operating entity, and the Company has entered into negotiations directly with the Tribal Council to restructure the Quinn River Joint Venture Agreement. As of the filing of this 10K, no new agreement with the Tribal Council has been reached and no new agreement appears to be imminent. The Company does not believe it is likely to recover its investment in Kealii Okamalu LLC and has made an impairment charge in the amount of $1,590,742 against these assets during the year ended May 31, 2023. There was no comparable transaction in the prior period.

In September 2022, we successfully refinanced all but one of the U.S. Convertible Debentures and all of the Canaccord Debentures so that 60% of them were converted into equity and the balance of them mature in equal portions in December 2023 and December 2024.

Although our revenues are expected to grow as we expand our operations, we only achieved net income for the first time during our first quarter of fiscal 2022 and we have experienced net losses since such time. Due to our cost control efforts, we have generated positive cash flow from operating activities in the amounts of $802,729 and $788,724 for the three months ended February 28, 2023 and May 31, 2023, respectively. As a result of this improved operational performance and our debt we believe we will have funds sufficient to sustain our operations at their current level, or if we require additional cash, we expect to obtain the necessary funds through short-term financing agreements; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the cannabis business. To address these risks, we must, among other things, seek growth opportunities through investments and acquisitions in our industry, successfully execute our business strategy and successfully navigate business environment in which we currently operate as well as any changes that may arise in the cannabis regulatory environment. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Cash flows used in operating activities were $229,859 during the year ended May 31, 2023, an improvement of $2,927,811, or approximately 93%, compared to $3,157,670 during the year ended May 31, 2022. In deriving cash flows used in operating activities from the net losses for fiscal year 2023 and fiscal year 2022, certain non-cash items were deducted from or added back to the net loss for each such period. These amounts were $10,450,762 and ($1,458,805) for the years ended May 31, 2023 and 2022, respectively. For fiscal year 2023, the most significant item deducted from net income was $348,165 related to the gain on settlement of the IGH Note; compared to $2,740,820 for fiscal 2022. For fiscal 2023, this included adding back the loss on extinguishment of debt in the amount of $6,659,359, impairment of investment of $1,590,742, depreciation and amortization of $952,133, impairment of intangible assets of $866,288, amortization of the discount on notes payable and fees of $801,325, bad debt expense of $43,122, and stock-based compensation of $656. These add-backs were partially offset by the following deductions: gain on settlement of note receivable of $348,165; gain on settlement of legal fees of $146,092; gain settlement of accounts payable of $145,106, and gain on debt settlement of $2,384.

Finally, our cash used in operating activities was affected by changes in the components of working capital. The amounts of the components of working capital fluctuate for a variety of reasons, including management’s expectation of required inventory levels; the amount of accrued interest, both receivable and payable; the amount of prepaid expenses; the amount of accrued compensation and other accrued liabilities; our accounts payable and accounts receivable balances; and the capitalization of right of use assets and liabilities associated with operating leases. The overall net change in the components of working capital resulted in an increase in cash from operating activities in the amount of $4,163,664 during the year ended May 31, 2023, compared to an increase in cash from operating activities of $741,525 during fiscal 2022. The more significant changes for fiscal 2023 which were added back to the net loss in deriving cash used in operating activities were the accrual for taxes in the amount of $2,220,675 as we accrued potential taxes in connection with Section 280E of the tax code; net changes in accounts payable and accrued expenses of $650,483; accrued interest of $534,680; inventory of $404,670; prepaid and other current assets of $185,916; and accounts receivable of $143,901.

Cash flows used by investing activities were $108,255 for the year ended May 31, 2023, a decrease of $1,100,510, or 111%, compared to cash flow provided by investing activities of $992,255 during the year ended May 31, 2022. This decrease was primarily due to payments for our investment in the Quinn River Joint Venture of $304,145, payments to acquire property, plant and equipment of $152,275. The decrease was partially offset by our receipt of principal payments on the IGH Settlement Note in the amount of $348,165 during the year ended May 31, 2023, compared to our receipt of $2,740,820 during the year ended May 31, 2022.

Cash flows used by financing activities were $1,215,324 for the year ended May 31, 2023, an increase of $4,267,335, or 140%, compared to cash flow provided by financing activities of $3,052,011 during the year ended May 31, 2022. This increase was primarily due to proceeds from loans payable in the amount of $1,717,115. This increase was offset by principal payments made on loans payable in the amount $2,356,806, principal payments on convertible notes payable in the amount of $500,000, and principal payments on our equipment financing lease obligations of $75,633.

Third Party Debt

The table below summarizes the status of our third-party debt, excluding our short term receivables-based debt facility and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our common stock:

Name of Note	Original Principal Amount	Outstanding	Payment Details
U.S. Convertible Debentures 1 and 2	$2,252,229	Outstanding	Half due on December 31, 2023 and half due on December 31, 2024

Canaccord Debentures	$5,253,872	Outstanding	Half due December 31, 2023 and half due December 31, 2024

Debentures 1,2,3,4,5 and 6*	$2,500,000	Outstanding	Due July 10, 2024

2022 Financing Agreement	$471,381	Outstanding	Due September 2023

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

On March 9, 2022, we conducted the final closing of the November 2021 Debenture Offering. Between December 1, 2021 and January 4, 2022, we completed multiple closings of the November 2021 Debenture Offering in which we sold an aggregate of $2,500,000 in 6 debentures and issued an aggregate of 757,576 Debenture Warrants to the investors. Debenture Number 1 was in the principal amount of $250,000; Debenture Number 2 was in the principal amount of $250,000; Debenture Number 3 was in the principal amount of $500,000; Debenture Number 4 was in the principal amount of $500,000; Debenture Number 5 was in the principal amount of $500,000; and Debenture Number 6 was in the principal amount of $500,000. The 6 Debentures bear interest at the rate of 15% per annum calculated on the basis of a 360-day year and mature with 50% due on dates ranging from May 31 to July 4, 2023 and the remaining 50% due all on July 10, 2024. Commencing in 2025, and for a period of 5 years thereafter, all note holders of the 6 Debentures shall receive, on an annual basis, cash payments equal to the greater of (i) 15% of the principal amount of the notes they purchased, or (ii) such purchaser’s pro rata portion of 5% of the distributions we receive for the prior fiscal year pursuant to the terms of the Quinn River Joint Venture Agreement. This will result in additional payments in the aggregate amount of not less than $375,000 per year beginning in 2025, for five years, to the 6 Debenture holders.

On May 31, 2023, the Company entered into the Amended and Restated Unsecured Debentures, the maturity dates of Original Debentures 1,3,4,5 and 6 are extended to October 31, 2024. In the case of Original Debenture 2 the Maturity Date remains the same following amendment. In the case of all but Original Debenture 2, the payment terms of the Original Debentures are amended to require the Company to make its first payment of principal and interest on June 30, 2023, followed by a quarterly payment of principal and interest on September 30, 2023. Beginning October 31, 2023, the Company is required to pay the note holders principal and interest monthly through the Maturity Date. In the case of Original Debenture 2, the terms are amended to require the Company to make its first payment of principal and interest on June 30, 2023 followed by monthly payments of principal and interest through the Maturity Date. The terms of the Original Debentures required the Company to pay accrued interest quarterly, one-half (50%) of the original principal amount on July 10, 2023, and the remaining outstanding principal and accrued interest on July 10, 2024. All other material terms of the Original Debentures, with the exception of the new payment schedules, remain the same.

Leaflink Financing Agreement

We maintain an accounts receivable financing agreement (the “Short Term Financing Agreement”) with LeafLink Financial whereby we can sell certain of our accounts receivable for a discount of 3%. In April 2022, the discount rate decreased to 2.5% Loans under the facility cannot exceed an aggregate of $1,500,000 and are payable within 30 days. During the year ended May 31, 2023, the Company received cash proceeds in the amount of $650,115 from additional loans under the Short-Term Financing Agreement, made payments in the amount of $1,738,748, and incurred fees in the amount of $126,948. On April 26, 2023, the Company entered into a settlement agreement with the lender, at the time of the settlement agreement the Company owed $94,175, which included principal, interest and fees associated with the loans. Pursuant to the terms of the settlement agreement, the Company would make a final payment of $42,786, which resulted in a gain on the settlement of $51,389. At May 31, 2023 and 2022, the balance due under the Short Term Financing Agreement was $0 and $1,013,073, respectively.

2022 Financing Agreement CBR

Effective September 30, 2022, we entered into a Business Loan and Security Agreement with CBR Capital LLC to borrow $900,000. The loan is repayable in 48 weekly installments in the amount of $13,312.50 for weeks 1-8 and $29,287.50 for weeks 9-48. CBR Capital LLC has stated that it is aware of the Canaccord Debentures and the U.S. Convertible Debentures and has agreed to subordinate the CBR security interest to these debenture holders. During the year ended May 31, 2023, the Company received cash proceeds in the amount of $873,000 from the loan agreement. During the year ended May 31, 2023, the Company made payments in the amount of $838,688. Of these payments $506,014 was principal and $332,674 was interest for the year ended May 31, 2023. At the inception of the loan, the Company recorded a discount in the amount of $27,000 related to prepaid fees. During the year ended May 31, 2023, the Company amortized $18,563 of these fees to interest expense, the balance of the discount remaining at May 31, 2023 is $8,438. At May 31, 2023, and May 31, 2022, the balance due under the CBR Agreement was $385,550 and $0 net of discount, respectively.

2022 Financing Agreement TVT

Effective October 21, 2022, we entered into an Agreement for the Purchase and Sale of Future Receipts with TVT Business Funding LLC to borrow $200,000. The loan is prepayable in future receipts until the amount of $284,000 has been repaid. During the year ended May 31, 2023, the Company received cash proceeds in the amount of $194,000 from the loan agreement. During the year ended May 31, 2023, the Company made payments in the amount of $183,417. Of these payments $112,045 was principal and $71,372 was interest for the year ended May 31, 2023. At the inception of the loan, the Company recorded a discount in the amount of $6,000 related to prepaid fees. During the year ended May 31, 2023, the Company amortized $3,875 of these fees to interest expense, the balance of the discount remaining at May 31, 2023 is $2,125. At May 31, 2023 and 2022, the balance due under the TVT Agreement was $85,830 and $0, net of discount, respectively.

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

Consulting Agreements

We periodically use the services of outside investor relations consultants. During the year ended May 31, 2016, pursuant to a consulting agreement, we agreed to issue 2,500 shares of common stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of May 31, 2023, we included 5,000 shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets. The shares were valued based on the closing market price on the grant date.

On December 29, 2015, pursuant to a consulting agreement, we agreed to issue 6,250 shares of common stock per month, valued at $21,250, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of May 31, 2023, we had 12,500 shares of common stock, valued at $42,500 included in stock payable on the accompanying balance sheet. The shares were valued based on the closing market price on the grant date.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. With the exception of the first quarter of fiscal 2022, we have incurred losses from operations since inception, and have an accumulated deficit of $108,879,446 as of May 31, 2023, compared to $95,079,817, as of May 31, 2022. We had a working capital deficit of $11,749,019 as of May 31, 2023, compared to a working capital deficit of $21,228,633 at May 31, 2022. The report of our independent auditors for the year ended May 31, 2023 contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CLS Holdings USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CLS Holdings USA, Inc. (the Company) as of May 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investments

As discussed in the notes to the consolidated the financial statements, the Company capitalized amounts invested into the Quinn River Joint Venture as an equity method investment. The Company evaluated for impairment during the audit, noting that a full impairment on the investment asset and all related assets was determined to be necessary to record.

Auditing management’s evaluation of loss on equity method investments and estimates surrounding the Company’s analysis of impairment involves significant judgement.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s estimates of recorded losses of the investee and impairment on asset that were determined to not have future economic benefit.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2011.

Houston, TX

August 24, 2023

CLS Holdings USA, Inc.

Consolidated Balance Sheets

	May 31,	May 31,
	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$998,421	$2,551,859
Accounts Receivable	431,204	618,227
Inventory	3,012,932	3,417,602
Prepaid expenses and other current assets	148,953	295,869
Total current assets	4,591,510	6,883,557

Property, plant and equipment, net of accumulated depreciation of $2,687,146 and $2,073,449	2,913,077	4,342,434
Right of use assets, operating leases	1,641,577	2,154,517
Intangible assets, net of accumulated amortization of $588,217 and $473,308	209,088	1,190,285
Goodwill	557,896	557,896
Investments	-	469,575
Other assets	157,500	229,500

Total assets	$10,070,648	$15,827,764

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,728,572	$2,317,898
Accrued interest, current	634,594	419,206
Loans payable	471,380	1,013,073
Lease liability - operating leases, current	374,004	309,597
Lease liability - financing leases, current	86,887	71,813
Taxes Payable	6,752,457	4,531,782
Notes payable	1,439,584	-
Convertible notes payable - current	3,853,051	19,448,821

Total current liabilities	16,340,529	28,112,190

Noncurrent liabilities
Lease liability - operating leases, non-current	1,544,283	1,893,810
Lease liability - financing leases, non-current	200,280	277,180
Notes payable, non-current, net of discount of $902,339 and $1,681,434	2,033,077	2,693,566
Convertible Notes payable, non-current	3,753,051	-

Total Liabilities	23,871,220	32,976,746

Commitments and contingencies	-	-

Stockholder's deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 187,500,000 shares authorized at May 31, 2023 and 2022; 72,543,141 and 32,052,021 shares issued and outstanding at May 31, 2023 and 2022	7,255	3,206
Additional paid-in capital	96,147,784	77,954,748
Common stock subscribed	65,702	70,092
Accumulated deficit	(108,879,446)	(95,079,817)
Stockholder's deficit attributable to CLS Holdings, Inc.	(12,658,705)	(17,051,771)
Non-controlling interest	(1,141,867)	(97,211)
Total stockholder's deficit	(13,800,572)	(17,148,982)

Total liabilities and stockholders' deficit	$10,070,648	$15,827,764

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	May 31, 2023	May 31, 2022

Revenue	$23,133,607	$22,662,895
Cost of goods sold	13,329,600	12,172,650
Gross margin	9,804,007	10,490,245

Selling, general and administrative expenses	11,107,297	11,368,100
Impairment of investment	1,590,742	-
Impairment of intangible assets	866,288	-
Total operating expenses	13,564,327	11,368,100

Operating income (loss)	(3,760,320)	(877,855)

Other (income) expense:
Interest expense, net	2,667,004	2,149,729
Loss on extinguishment of debt	6,659,359	-
Loss on equity investment	178,674	112,139
Gain on settlement of accounts payable	(145,106)	-
Gain on litigation expense	(146,092)	-
Gain on settlement of debt	(2,384)	-
Gain on settlement of note receivable	(348,165)	(2,740,820)
Total other (income) expense	8,863,290	(478,952)

Income (Loss) before income taxes	(12,623,610)	(398,903)

Provision for income tax	(2,220,675)	(2,041,487)

Net income (loss)	(14,844,285)	(2,440,390)

Non-controlling interest	1,044,656	97,211

Net income (loss) attributable to CLS Holdings, Inc.	$(13,799,629)	$(2,343,179)

Net income (loss) per share - basic	$(0.23)	$(0.08)

Net income (loss) per share - diluted	$(0.23)	$(0.08)

Weighted average shares outstanding - basic	60,655,460	32,032,244

Weighted average shares outstanding - diluted	60,655,460	32,032,244

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Stockholders' Deficit

	Common Stock		Additional Paid In	Stock	Accumulated	Non-controlling
	Amount	Value	Capital	Payable	Deficit	interest	Total
Balance, May 31, 2021	31,805,354	$3,182	$77,570,934	$65,702	$(92,736,638)	$-	$(15,096,820)

Common stock issued for the conversion of debt	234,167	23	280,977	-	-	-	281,000
Common stock issued to employee	12,500	1	4,389	(4,390)	-	-	-
Common stock to be issued to employee	-	-	-	8,780	-	-	8,780
Fair value of warrants issued with debenture offering	-	-	98,448	-			98,448
Net loss for the year ended May 31, 2022	-	-	-	-	(2,343,179)	(97,211)	(2,440,390)
Balance, May 31, 2022	32,052,021	$3,206	$77,954,748	$70,092	$(95,079,817)	$(97,211)	$(17,148,982)

Common stock issued for the conversion of debt	40,465,546	4,047	11,528,633	-	-	-	11,532,680
Rounding for reverse split	574	-	-	-	-	-	-
Common stock issued to employee	25,000	2	5,044	(4,390)	-	-	656
Loss on extinguishment of debt	-	-	6,659,359	-	-	-	6,659,359
Net loss for the year ended May 31, 2023	-	-	-	-	(13,799,629)	(1,044,656)	(14,844,285)
Balance, May 31, 2023	72,543,141	$7,255	$96,147,784	$65,702	$(108,879,446)	$(1,141,867)	$(13,800,572)

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	May 31, 2023	May 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,844,285)	$(2,440,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity investment	178,674	112,139
Amortization of debt discounts and fees	801,535	327,509
Gain on settlement of note receivable	(348,165)	(2,740,820)
Fair value of shares vested by officers	656	8,780
Impairment of investment	1,590,742	-
Impairment of intangible assets	866,288	-
Loss on extinguishment of debt	6,659,359	-
Gain on settlement of legal fees	(146,092)	-
Gain on settlement of accounts payable	(145,106)	-
Gain on debt settlement	(2,384)	-
Depreciation and amortization expense	952,133	753,740
Bad debt expense	43,122	79,847
Changes in assets and liabilities:
Accounts receivable	143,901	64,361
Prepaid expenses and other current assets	185,916	(111,056)
Inventory	404,670	(2,189,550)
Right of use asset	353,797	324,904
Accounts payable and accrued expenses	650,483	709,273
Accrued interest	534,680	235,425
Deferred tax liability	2,220,675	2,041,487
Financing lease liability	1,407	(40,895)
Operating lease liability	(331,865)	(292,424)
Net cash used in operating activities	(229,859)	(3,157,670)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(152,275)	(1,104,806)
Investment in Quinn River	(304,145)	(581,714)
Cash paid for construction deposit on grow facility	-	(62,045)
Proceeds from collection of note receivable	348,165	2,740,820
Net cash provided by (used in) investing activities	(108,255)	992,255

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	1,717,115	2,322,875
Repayments of loan payable	(2,356,806)	(1,393,966)
Proceeds from debenture offering	-	2,500,000
Principal payments on notes payable	-	(365,991)
Repayments on convertible debt	(500,000)	-
Principal payments on finance leases	(75,633)	(10,907)
Net cash provided by (used in) financing activities	(1,215,324)	3,052,011

Net decrease in cash and cash equivalents	(1,553,438)	886,596

Cash and cash equivalents at beginning of period	2,551,859	1,665,263

Cash and cash equivalents at end of period	$998,421	$2,551,859

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,476,945	$1,656,774
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of notes payable	$11,532,680	$281,000
Fair value of shares issued from stock payable	$4,390	$-
Initial ROU asset and lease liability - operating	$46,745	$229,412
Original issue discount on notes payable	$-	$1,875,000
Capitalized interest	$3,283	$-
Initial ROU asset and lease liability – finance	$12,400	$400,795
Fair value of warrants issued with debenture offering	$-	$98,448

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

On November 12, 2014, CLS Labs acquired 10,000,000 shares, or 55.6%, of the outstanding shares of common stock of Adelt from its founder, Larry Adelt. On that date, Jeffrey Binder, the Chairman, President and Chief Executive Officer of CLS Labs, was appointed Chairman, President and Chief Executive Officer of the Company. On November 20, 2014, Adelt adopted amended and restated articles of incorporation, thereby changing its name to CLS Holdings USA, Inc. Effective December 10, 2014, the Company exchanged shares of the Company’s common stock which were issued to CLS Labs in exchange for the 10,000,000 shares that it owned by virtue of the above-referenced purchase from Larry Adelt.

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

The Company has been issued a U.S. patent with respect to its proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. The Company has not commercialized its patented proprietary process or otherwise earned any revenues from it. The Company is currently exploring the sale of the patent since the product the patent produces is currently illegal in the state of Nevada.

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

On October 20, 2021, the Company entered into a management services agreement (the “Quinn River Joint Venture Agreement”) through its 50% owned subsidiary, Kealii Okamalu, LLC (“Kealii Okamalu”), with CSI Health MCD LLC (“CSI”) and a commission established by the authority of the Tribal Council of the Fort McDermitt Paiute and Shoshone Tribe (the “Tribe”). The purpose of the Quinn River Joint Venture Agreement is to establish a business (the “Quinn River Joint Venture”) to grow, cultivate, process and sell cannabis and related products. The Quinn River Joint Venture Agreement had a term of 10 years plus a 10-year renewal term from the date the first cannabis crop produced is harvested and sold. Pursuant to the Quinn River Joint Venture Agreement, Kealii Okamalu leased approximately 5-10 acres of the Tribe’s land located along the Quinn River at a cost of $3,500 per quarter and managed the design, finance and construction of a cannabis cultivation facility on such tribal lands (the “Cultivation Facility”). Kealii Okamalu also managed the ongoing operations of the Cultivation Facility and related business, including, but not limited to, cultivation of cannabis crops, personnel staffing, product packaging, testing, marketing and sales. Packaged products were branded as “Quinn River Farms.” The Company provided 10,000 square feet of warehouse space at its Las Vegas facility and had preferred vendor status including the right to purchase cannabis flower and the business’s cannabis trim at favorable prices. Kealii Okamalu was required to contribute $6 million towards the construction of the Cultivation Facility and the working capital for the Quinn River Joint Venture. This amount was to be repaid from a portion of the net income of the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. Kealii Okamalu was to receive one-third of the net profits of the Quinn River Joint Venture.

During the year ended May 31, 2023, the Company evaluated the joint venture with Kealii Okamalu, in light of its partner’s failure to make its required capital contributions. Due to the breach by its partner and the decision, therefore, by the Tribal Council to terminate the Quinn River Joint Venture Agreement, the Company believes it is in its best interest to impair the assets of Kealii Okamalu. This resulted in an impairment charge of $1,590,742 which was charged to operations during the year ended May 31, 2023.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $108,879,446 as of May 31, 2023. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company refinancing certain of its debt, generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Reclassification

Certain reclassifications, not affecting previously reported net income or cash flows, have been made to the previously issued financial statements to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $998,421 and $2,551,859 as of May 31, 2023 and 2022, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had $43,122 and $79,847 of bad debt expense during the year ended May 31, 2023 and 2022, respectively.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At May 31, 2023, the net carrying value of goodwill on the Company’s balance sheet remained at $557,896.

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

Non-Controlling Interests

The Company reports “non-controlling interest in subsidiary” as a component of equity, separate from parent’s equity, on the Consolidated Balance Sheets. In addition, the Company’s Consolidated Statements of Operations includes “net income (loss) attributable to non-controlling interest.” During the year ended May 31, 2023 and 2022, the Company reported a non-controlling interest in the amount of $1,044,656 and $97,211, respectively, representing 50% of the loss incurred by its partially owned subsidiary Kealii Okamalu.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $613,410 and $1,453,727 for the years ended May 31, 2023 and 2022, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $809 and $17,361 for the years ended May 31, 2023 and 2022, respectively.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the years ended May 31, 2023 and 2022:

	2023	2022
Cannabis Dispensary	$14,822,577	$14,869,852
Cannabis Production	8,311,030	7,793,043
	$23,133,607	$22,662,895

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At May 31, 2023 and 2022, the Company had the following potentially dilutive instruments outstanding: At May 31, 2023, a total of 82,135,826 shares (21,181,449 issuable upon the exercise of warrants, 20,445,756 issuable upon the conversion of convertible notes payable and accrued interest, and 17,500 in stock to be issued). At May 31, 2022, a total of 75,306,426 shares (6,451,339 issuable upon the exercise of warrants, 3,041,290 issuable upon the exercise of unit warrants, 65,693,797 issuable upon the conversion of convertible notes payable and accrued interest, and 120,000 in stock to be issued).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the years ended May 31, 2023 and 2022. For the year ended May 31, 2023, the Company excluded from the calculation of fully diluted earnings per share the following instruments which were anti-dilutive: shares issuable pursuant to the conversion of notes payable and accrued interest, shares issuable pursuant to the exercise of stock options and warrants, and 17,500 shares of common stock issuable.

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

NOTE 4 – JOINT VENTURE AND OPTIONS TRANSACTION

Quinn River Joint Venture

On October 20, 2021, the Company entered into a management services agreement (the “Quinn River Joint Venture Agreement”) through its 50% owned subsidiary, Kealii Okamalu, with CSI Health MCD LLC (“CSI”) and a commission established by the authority of the Tribal Council of the Fort McDermitt Paiute and Shoshone Tribe (“Tribe”). The purpose of the Quinn River Joint Venture Agreement was to establish a business (the “Quinn River Joint Venture”) to grow, cultivate, process, and sell cannabis and related products. The Quinn River Joint Venture Agreement had an initial term of 10 years plus a 10-year renewal option from the date the first cannabis crop produced is harvested and sold. Pursuant to the Quinn River Joint Venture Agreement, Kealii Okamalu leased approximately 5-10 acres of the Tribe’s land located along the Quinn River at a cost of $3,500 per quarter and managed the design, finance and construction of a cannabis cultivation facility on such tribal lands (“the Cultivation Facility”). Kealii Okamalu managed the ongoing operations of the Cultivation Facility and related business, including, but not limited to, cultivation of cannabis crops, personnel staffing, product packaging, testing, marketing and sales. Packaged products were branded as “Quinn River Farms.” The Company provided 10,000 square feet of warehouse space at its Las Vegas facility and had preferred vendor status including the right to purchase cannabis flower and the business’s cannabis trim at favorable prices. Kealii Okamalu was required to contribute $6 million towards the construction of the Cultivation Facility and the working capital for the Quinn River Joint Venture. This amount was to be repaid from the portion of the net profits of the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. Kealii Okamalu was to receive one-third of the net profits of the Quinn River Joint Venture after being repaid its initial contribution.

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

During the year ended May 31, 2023, Kealii Okamalu made cash investments in the aggregate amount of $304,145 in the Quinn River Joint Venture. During the year ended May 31, 2023, the Quinn River Joint Venture recorded a loss in the amount of $536,022. One-third of this amount, or $178,674, was charged to the financial statements of Kealii Okamalu and recorded as a loss on equity investment in the Company’s financial statements for the year ended May 31, 2023. The Company additional cash investments, less the loss on the joint venture for the year ended May 31, 2023 resulted in a net increase in the Company’s equity investment in the Quinn River Joint Venture from $496,575 to $595,046 at May 31, 2023.

The Company’s partner in Kealii Okamalu LLC has defaulted on the LLC Operating Agreement and the Quinn River Joint Venture Agreement by failing to make any of its required $3 million capital contribution. As a result of the default by the Company’s partner in Kealii Okamalu LLC, the Tribal Council has formally terminated the Quinn River Joint Venture Agreement. Prior to the termination, the Company removed all of its assets from the tribal land and all of the assets owned by Kealii Okamalu. Although the Company and the Tribal Council have worked over the last few months to explore a new 50/50 partnership with the Tribe, the Company has elected not to continue to pursue an agreement since the economic benefits of doing so are negligible, at best, in the current market. The Company does not believe it is likely to recover its investment in Kealii Okamalu and has recorded an impairment charge in the amount of $1,590,742 against the following assets during the year ended May 31, 2023:

Deposits and prepaid expenses	$33,000
Fixed assets	756,808
Right of use assets	205,888
Equity investment in Quinn River	595,046
Total impairment	$1,590,742

Following the impairment charge the net book value of the Company’s investment in Kealii Okamalu and the Quinn River Joint Venture at May 31, 2023 is $0.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable was $431,204 and $618,227 at May 31, 2023 and 2022, respectively. The Company had bad debt expense of $43,122 and $79,847 during the year ended May 31, 2023 and 2022. No allowance for doubtful accounts was necessary during the years ended May 31, 2023 and 2022.

NOTE 6 – INVENTORY

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	May 31,	May 31,
	2023	2022
Raw materials	$399,728	$297,563
Finished goods	2,613,204	3,120,039
Total	$3,012,932	$3,417,602

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at May 31, 2023 and 2022:

	May 31,	May 31,
	2023	2022
Deposits	$-	2,016
Prepaid expenses	147,953	293,853
Employee receivable	1,000	-
Total	$148,953	$295,869

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the year ended May 31, 2022, the Company received $2,740,820 under the IGH Settlement Note, which included $2,666,670 in principal and $74,150 in accrued interest. During the year ended May 31, 2023, the Company received $348,165 under the IGH Settlement Note, which included $333,333 in principal and $14,832 in accrued interest. As of May 31, 2023, the IGH Settlement Note had been repaid in full. The Company records amounts paid under the IGH Settlement Note as gains when payments are received.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at May 31, 2023 and 2022:

	May 31,	May 31,
	2023	2022
Office equipment	$148,243	$132,859
Furniture & fixtures	148,358	148,358
Machinery & equipment	2,392,458	2,447,715
Leasehold improvements	2,911,164	3,686,951
Less: accumulated depreciation	(2,687,146)	(2,073,449)
Property and equipment, net	$2,913,077	$4,342,434

The Company made payments in the amounts of $152,275 and $1,104,806 for property and equipment during the years ended May 31, 2023 and 2022, respectively.

Depreciation expense totaled $837,224 and $638,835 for the years ended May 31, 2023 and 2022, respectively.

During the year ended May 31, 2023, the Company recorded an impairment of the assets of Kealii Okamalu in the amount of $756,808. See note 4.

NOTE 10 – RIGHT OF USE ASSETS AND LIABILITIES – OPERATING LEASES

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 10.5 years, some of which include options to extend.

The Company’s lease expense for the years ended May 31, 2023 and 2022 was entirely comprised of operating leases and amounted to $331,875 and $515,457, respectively. The Company’s right of use (“ROU”) asset amortization for the years ended May 31, 2023 and 2022 was $353,797 and $324,904, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The Company has recorded total right of use assets of $4,159,621 and liabilities in the amount of $4,116,221 through May 31, 2023, resulting in gains in the amount of $28,511 during the year ended May 31, 2020 and $14,899 during the year ended May 31, 2021. During the year ended May 31, 2020, the Company entered into agreements to amend certain of its operating leases. The lease of the dispensary and administrative offices at 1800 Industrial Road was extended from June 30, 2023 to February 28, 2030, and the lease of the offices at 1718 Industrial Road was extended from August 31, 2020 to August 31, 2022. During the year ended May 31, 2021, the Company entered into an agreement to extend the lease of its cultivation and processing facility at 203 E. Mayflower Avenue through February 28, 2030.

On May 17, 2022, pursuant to the Quinn River Joint Venture Agreement (see note 4), the Company, through CLS Nevada, Inc., entered into an agreement (the “Quinn River Lease”) to use approximately 20 acres of land for purposes of building and operating a facility to grow cannabis. The lease has a term of 9 years, with two-year renewal options. Rent is $3,500 per quarter. The initial amount of the right to use asset and operating lease liability under the Quinn River Lease was $221,469. During the year ended May 31, 2023, the Company recorded an impairment of the right of use asset under the Quinn River Lease in the amount of $205,888. See note 4.

Right to use assets – operating leases are summarized below:

May 31, 2023
Amount at inception of leases	$4,159,621
Amount amortized	(2,312,156)
Impairment of Quinn River Lease	(205,888)
Balance – May 31, 2023	$1,641,577

Warehouse and offices	$1,635,285
Office equipment	6,292
Balance – May 31, 2023	$1,641,577

Operating lease liabilities are summarized below:

Amount at inception of leases	$4,116,221
Amount amortized	(2,197,934)
Balance – May 31, 2023	$1,918,287

Lease liability	$1,918,287
Less: current portion	(374,004)
Lease liability, non-current	$1,544,283

Maturity analysis under these lease agreements is as follows:

Twelve months ended May 31, 2024	$528,100
Twelve months ended May 31, 2025	520,281
Twelve months ended May 31, 2026	451,671
Twelve months ended May 31, 2027	227,053
Twelve months ended May 31, 2028	232,001
Thereafter	509,752
Total	$2,468,858
Less: Present value discount	(550,571)
Lease liability	$1,918,287

NOTE 11 – INTANGIBLE ASSETS

Intangible assets consisted of the following at May 31, 2023 and 2022:

	May 31, 2023
		Accumulated
	Gross	Amortization	Impairment	Net
Intellectual Property	$319,600	$(157,137)	$(162,463)	$-
License & Customer Relations	990,000	(243,375)	(663,667)	82,958
Tradenames - Trademarks	301,000	(147,992)	(40,158)	112,850
Non-compete Agreements	27,000	(27,000)	-	-
Domain Names	25,993	(12,713)	-	13,280
Total	$1,663,593	$(588,217)	$(866,288)	$209,088

	May 31, 2022
		Accumulated
	Gross	Amortization	Impairment	Net
Intellectual Property	$319,600	$(125,177)	$-	$194,423
License & Customer Relations	990,000	(193,875)	-	796,125
Tradenames - Trademarks	301,000	(117,892)	-	183,108
Non-compete Agreements	27,000	(27,000)	-	-
Domain Names	25,993	(9,364)	-	16,629
Total	$1,663,593	$(473,308)	$-	$1,190,285

Total amortization expense charged to operations for the years ended May 31, 2023 and 2022 was $114,909 and $114,905, respectively. During the year ended May 31, 2023, the Company recorded an impairment charge in the amount of $866,288 in connection with intangible assets acquired in the Company’s purchase of the membership interests of Alternative Solutions on June 27, 2018.

Amount to be amortized during the twelve months ended May 31,

2024	$31,036
2025	31,036
2026	31,036
2027	30,972
2028	27,700
Thereafter	57,308
$209,088

NOTE 12 – GOODWILL

Goodwill in the amount of $557,896 is carried on the Company’s balance sheet at May 31, 2023 and 2022 in connection with the acquisition of Alternative Solutions on June 27, 2018.

Goodwill Impairment Test

The Company assessed its intangible assets as of May 31, 2022 and 2021 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company determined that the fair value of its intangible assets exceeded the carrying value of goodwill at May 31, 2023 and 2022. As a result, no impairment was recorded. At May 31, 2023 and 2022, the net amount of goodwill on the Company’s balance sheet was $557,896.

NOTE 13 – OTHER ASSETS

Other assets included the following as of May 31, 2023 and May 31, 2022:

	May 31,	May 31,
	2023	2022
Security deposits	157,500	229,500
	$157,500	$229,500

During the year ended May 31, 2023, the Company recorded an impairment charge in the amount of $30,000 in connection with a construction deposit held by our 50% owned subsidiary Kealii Okamalu. See note 4.

NOTE 14 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at May 31, 2023 and 2022:

	May 31, 2023	May 31, 2022
Trade accounts payable	$1,793,585	$1,414,074
Accrued payroll and payroll taxes	311,505	323,254
Accrued liabilities	623,482	580,570
Total	$2,728,572	$2,317,898

During the year ended May 31, 2023, the Company entered into settlement agreements with three vendors to settle $231,261 in outstanding accounts payable. The Company agreed to pay $137,544 to the three vendors, which resulted in a gain on the settlement of accounts payable in the amount of $93,717 for the year ended May 31, 2023.

During the year ended May 31, 2023, the Company entered into a settlement agreement for the legal fees that were in dispute in the amount of $248,031. The Company entered into a settlement agreement where the Company will pay $100,000, in six monthly installments of $16,666 beginning on June 1, 2023. This resulted in a gain on the settlement of legal fees in the amount of $149,092 for the year ended May 31, 2023. During the year ended May 31, 2023, the Company had made on payment on this settlement agreement in the amount of $16,666; the remaining balance due at May 31, 2023 was $83,334.

NOTE 15 – LOANS PAYABLE

Leaflink Financing Agreement

The Company is a party to an accounts receivable financing agreement with a lender (the “Short Term Financing Agreement”) for two of its subsidiaries. During the year ended May 31, 2023, the Company received cash proceeds in the amount of $650,115 from additional loans under the Short-Term Financing Agreement, made payments in the amount of $1,738,748, and incurred fees in the amount of $126,948. On April 26, 2023, the Company entered into a settlement agreement with the lender, at the time of the settlement agreement the Company owed $94,175, which included principal, interest and fees associated with the loans. Pursuant to the terms of the settlement agreement, the Company would make a final payment of $42,786, which resulted in a gain on the settlement of $51,389. At May 31, 2023 and 2022, the balance due under the Short Term Financing Agreement was $0 and $1,013,073, respectively.

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

During the year ended May 31, 2023, the Company received cash proceeds in the amount of $873,000 from the loan agreement. During the year ended May 31, 2023, the Company made payments in the amount of $838,688. Of these payments $506,014 was principal and $332,674 was interest for the year ended May 31, 2023. At the inception of the loan, the Company recorded a discount in the amount of $27,000 related to prepaid fees. During the year ended May 31, 2023, the Company amortized $18,563 of these fees to interest expense, the balance of the discount remaining at May 31, 2023 is $8,438. At May 31, 2023, and May 31, 2022, the balance due under the CBR Agreement was $385,550 and $0 net of discount, respectively.

2022 Financing Agreement TVT

Effective October 21, 2022, we entered into a Purchase and Sale of Future Receipts Agreement with TVT Business Funding LLC to borrow $200,000. The loan is repayable in 48 weekly installments in the amount of $5,916.67.

During the year ended May 31, 2023, the Company received cash proceeds in the amount of $194,000 from the loan agreement. During the year ended May 31, 2023, the Company made payments in the amount of $183,417. Of these payments $112,045 was principal and $71,372 was interest for the year ended May 31, 2023. At the inception of the loan, the Company recorded a discount in the amount of $6,000 related to prepaid fees. During the year ended May 31, 2023, the Company amortized $3,875 of these fees to interest expense, the balance of the discount remaining at May 31, 2023 is $2,125. At May 31, 2023 and 2022, the balance due under the TVT Agreement was $85,830 and $0, net of discount, respectively.

NOTE 16 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable

May 31, 2023	May 31, 2022

Convertible debenture in the principal amount of $4,000,000 (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 1 was convertible into units (the “Convertible Debenture Units”) at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of U.S. Convertible Debenture 1 would be reduced to such issuance price, and the exercise price of the warrant Issuable in connection with U.S. Convertible Debenture 1 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the years ended May 31, 2023 and 2022, the Company accrued interest in the amounts of $207,205 and $360,357 on the U.S. Convertible Debenture 1, respectively. During the years ended May 31, 2023 and 2022, the Company made interest payments in the amounts of $90,089 and $360,357, respectively. On April 15, 2021, the U.S. Convertible Debenture 1 was amended as follows: (i) the conversion price of the debenture was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $2,038,803 during the year ended May 31, 2021 in connection with the amendment. On September 15, 2022, the U.S. Convertible Debenture 1 was further amended as follows: (i) the conversion price of debentures with a principal amount of $2,702,674 was reduced to $0.285 per unit, and these debentures along with accrued interest in the amount of $45,044 were converted to 9,641,118 shares of common stock and warrants to purchase 4,820,560 shares of common stock; (ii) the conversion price of the remaining debentures with a principal amount of $1,801,783 was reduced to $0.40 per share; (iii) the maturity date of 50% of the remaining debentures with a principal amount of $900,891.50 was extended to December 31, 2023, and the maturity date of 50% of the remaining debentures with a principal amount of $900,891.50 was extended to December 31, 2024; and (iv) the conversion price of the warrants issuable upon conversion of the debentures was reduced to $0.40. The value of the warrants will be determined when the issuance becomes probable, which the Company believes is unlikely to occur until the conversion price of the debentures is below the market price of the Company’s common stock. This amendment was accounted for as an extinguishment of debt, and a loss in the amount of $1,689,368 was recorded on this transaction. The fair values of the warrants and conversion options included in the calculation of the loss on extinguishment of debt were $894,090 and $795,278, respectively.

$1,801,783	$4,504,457

May 31, 2023	May 31, 2022

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 2 was convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. On July 26, 2019, U.S. Convertible Debenture 2 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. convertible Debenture 2, the conversion price of U.S. Convertible Debenture 2 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 2 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the years ended May 31, 2023 and 2022, the Company accrued interest in the amounts of $51,801 and $90,089 on the U.S. Convertible Debenture 2, respectively. During the years ended May 31, 2023 and 2022, the Company made interest payments in the amounts of $22,522 and $90,089, respectively. On April 15, 2021, the U.S. Convertible Debenture 2 was amended as follows: (i) the conversion price of the debentures was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $509,700 during the year ended May 31, 2021. On September 15, 2022, the U.S. Convertible Debenture 2 was further amended as follows: (i) the conversion price of debentures with a principal amount of $675,668 was reduced to $0.285 per unit, and these debentures along with accrued interest in the amount of $11,261 were converted to 2,410,279 shares of common stock and warrants to purchase 1,205,140 shares of common stock; (ii) the conversion price of the remaining debentures with a principal amount of $450,446 was reduced to $0.40 per share; (iii) the maturity date of 50% of the remaining debentures with a principal amount of $225,223 was extended to December 31, 2023, and the maturity date of 50% of the remaining debentures with a principal amount of $225,223 was extended to December 31, 2024; and (iv) the conversion price of the warrants issuable upon conversion of the debentures was reduced to $0.40. The value of the warrants will be determined when the issuance becomes probable, which the Company believes is unlikely to occur until the conversion price of the debentures is below the market price of the Company’s common stock. This amendment was accounted for as an extinguishment of debt, and a loss in the amount of $422,331 was recorded on this transaction. The fair values of the warrants and conversion options included in the calculation of the loss on extinguishment of debt were $223,515 and $198,816, respectively.

450,446	1,126,114

May 31, 2023	May 31, 2022

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 4 was convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of U.S. Convertible Debenture 4 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 4 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the years ended May 31, 2023 and 2022, the Company accrued interest in the amounts of $41,900 and $47,928 on the U.S. Convertible Debenture 4, respectively. During the years ended May 31, 2023 and 2022, the Company made interest payments in The amounts of $23,964 and $47,928, respectively. On April 19, 2021, the U.S. Convertible Debenture 4 was amended as follows: (i) the conversion price of the debenture was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 25, 2021 to October 25, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $271,164 during the year ended May 31, 2021. On October 25, 2022, the Company received a notice of demand from the lender, placing the U.S. Convertible Debt 4 into default status. On November 1, 2022, the Company entered into a forbearance agreement with the lender (the “Forbearance Agreement”) with the following terms: (i) the Company will pay the lender the amount of $150,000 on November 2, 2022, and an additional $50,000 each month for the following nine months, or a total of $600,000; (ii) the default interest rate of 12% will be applied on the existing principal balances until paid in full; (iii) lender shall forbear from taking any further action based upon the existing default. As a result of this agreement, the Company capitalized $3,283 of accrued interest. During the year ended May 31, 2023, the Company made payments in the aggregate amount of $500,000, pursuant to Forbearance Agreement. The Company recognized a gain in the amount of $2,384 on this transaction during the year ended May 31, 2023.

100,000	599,101

	May 31, 2023	May 31, 2022

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures were to mature on a date that was three years following issuance. The Canaccord Debentures were convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 8,081 shares of the Company’s common stock, and warrants to purchase 4,040 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the years months ended May 31, 2023 and 2022, the Company accrued interest in the amounts of $606,166 and $1,058,531 on the Canaccord Debentures, respectively. During the years ended May 31, 2023 and 2022, the Company made interest payments in the amounts of $264,383 and $1,057,532, respectively. On March 31, 2021, the Canaccord Debentures were amended as follows: (i) the conversion price of the debentures was reduced to $1.20 per unit; (ii) the maturity date was extended from December 12, 2021 to December 12, 2022; (iii) the mandatory conversion threshold was reduced from a daily volume weighted average trading price of greater than $4.80 per share to $2.40 per share for the preceding ten consecutive trading days; and (iv) the exercise price of the warrants issuable upon conversion was reduced from $4.40 to $1.60 and the expiration of the warrants extended until March 31, 2024. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $3,286,012 during the year ended May 31, 2021. During the year ended May 31, 2022, principal In the aggregate amount of $281,000 was converted into an aggregate of 234,167 shares of the Company’s common stock, and warrants to purchase 117,084 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. On September 15, 2022, the Canaccord Debentures were further amended as follows: (i) the conversion price of debentures with a principal amount of $7,965,278 was reduced to $0.285 per unit, and these debentures along with accrued interest in the amount of $132,755 were converted to 28,414,149 shares of common stock and warrants to purchase 14,207,075 shares of common stock; (ii) the conversion price of the remaining debentures with a principal amount of $52,53,873 was reduced to $0.40 per share; (iii) the maturity date of 50% of the remaining debentures with a principal amount of $2,626,936.50 was extended to December 31, 2023, and the maturity date of 50% of the remaining debentures with a principal amount of $2,626,936.50 was extended to December 31, 2024; and (iv) the conversion price of the warrants issuable upon conversion of the debentures was reduced to $0.40. The value of the warrants will be determined when the issuance becomes probable, which the Company believes is unlikely to occur until the conversion price of the debentures is below the market price of the Company’s common stock. This amendment was accounted for as an extinguishment of debt, and a loss in the amount of $4,547,660 was recorded on this transaction. The fair values of the warrants and conversion options included in the calculation of the loss on extinguishment of debt were $2,623,852 and $1,923,808, respectively.

	5,253,873	13,219,149

Convertible Notes Payable	$7,606,102	$19,448,821

	May 31, 2023	May 31, 2022
Total – Convertible Notes Payable, Net of Discounts, Current Portion	$3,853,051	$19,448,821
Total – Convertible Notes Payable, Net of Discounts, Long-term Portion	$3,753,051	$-

	May 31, 2023	May 31, 2022
Discounts on notes payable amortized to interest expense – years ended May 31, 2023 and 2022, respectively	$-	$35,496

NOTE 17 – NOTES PAYABLE

May 31, 2023	May 31, 2022

Debenture in the principal amount of $250,000 (the “Debenture 1”) dated December 1, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 1 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 75,758 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 1 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,223 on Debenture 1. During the years ended May 31, 2023 and 2022, $6,667 and $3,334 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $187,500 on Debenture 1. During the years ended May 31, 2023 and 2022, $72,581 and $36,290 of this original issue discount was charged to operations, respectively. During the years ended May 31, 2023 and 2022, the Company accrued interest in the amounts of $37,500 and $18,750 on Debenture 1, respectively. During they years ended May 31, 2023 and 2022, the Company made interest payments in the amounts of $50,000 and $0, respectively. On May 31, 2023, the Debenture 1 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

$250,000	$250,000

Debenture in the principal amount of $250,000 (the “Debenture 2”) dated December 21, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 2 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 75,758 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 2 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $10,428 on Debenture 2. During the years ended May 31, 2023 and 2022, $4,037 and $1,682 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $187,500 on Debenture 2. During the years ended May 31, 2023, $72,581 and $30,242 of this original issue discount was charged to operations, respectively. During the years ended May 31, 2023 and 2022, the Company accrued interest in the amounts of $37,500 and $16,563 on Debenture 2, respectively. During the years ended May 31, 2023 and 2022, the Company made interest payments in the amounts of $47,917 and $0, respectively. On May 31, 2023, the Debenture 2 was amended as follows: (1) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and Interest monthly through the maturity date.

250,000	250,000

May 31, 2023	May 31, 2022

Debenture in the principal amount of $500,000 (the “Debenture 3”) dated December 21, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 3 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 3 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $19,335 on Debenture 3. During the years ended May 31, 2023 and 2022, $7,485 and $3,118 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 3. During the years ended May 31, 2023 and 2022, $145,161 and $60,484 of this original issue discount was charged to operations, respectively. During the years ended May 31, 2023 and 2022, the Company accrued interest in the amounts of $75,000 and $33,125 on Debenture 3, respectively. During the years ended May 31, 2023 and 2022, the Company made interest payments in the amounts of $95,625 and $0, respectively. On May 31, 2023, the Debenture 3 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

500,000	500,000

Debenture in the principal amount of $500,000 (the “Debenture 4”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 4 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 4 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 4. During the years ended May 31, 2023 and 2022, $6,862 and $2,287 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 4. During the years ended May 31, 2023 and 2022, $150,000 and $50,000 of this original issue discount was charged to operations, respectively. During the years ended May 31, 2023 and 2022, the Company accrued interest in the amounts of $75,000 and $30,417 on Debenture 4, respectively. During the years ended May 31, 2023 and 2022, the Company made interest payments in the amounts of $92,917 and $0, respectively. On May 31, 2023, the Debenture 4 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

500,000	500,000

Debenture in the principal amount of $500,000 (the “Debenture 5”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 5 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 5 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 5. During the years ended May 31, 2023 and 2022, $6,862 and $2,287 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 5. During the years ended May 31, 2023 and 2022, $150,000 and $50,000 of this original issue discount was charged to operations, respectively. During the years ended May 31, 2023 and 2022, the Company accrued interest in the amounts of $75,000 and $30,417 on Debenture 5, respectively. During the years ended May 31, 2023 and 2022, the Company made interest payments in the amounts of $92,917 and $0, respectively. On May 31, 2023, the Debenture 5 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

500,000	500,000

	May 31, 2023	May 31, 2022

Debenture in the principal amount of $500,000 (the “Debenture 6”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 6 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 6 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 6. During the years ended May 31, 2023 and 2022, $6,862 and $2,287 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 6. During the years ended May 31, 2023 and 2022, $150,000 and $50,000 of this original issue discount was charged to operations, respectively. During the years ended May 31, 2023 and 2022, the Company accrued interest in the amounts of $75,000 and $30,417 on Debenture 6, respectively. During the years ended May 31, 2023 and 2022, the Company made interest payments in the amounts of $92,917 and $0, respectively. On May 31, 2023, the Debenture 6 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

	500,000	500,000

Total	2,500,000	2,500,000
Original Issue Discount	1,875,000	1,875,000
Notes Payable, Gross	4,375,000	4,375,000
Less: Discount due to warrants	(902,339)	(1,681,434)
Notes Payable, Net of Discount	3,472,661	2,693,566

	May 31, 2023	May 31, 2022
Total – Notes Payable, Net of Discounts, Current Portion	$1,439,584	$-
Total – Convertible Notes Payable, Net of Discounts	$2,033,077	$2,693,566

	May 31, 2023	May 31, 2022
Discounts on notes payable amortized to interest expense – years ended May 31, 2023 and 2022, respectively	$779,096	$277,017

Aggregate maturities of notes payable and convertible notes payable as of May 31, 2023 are as follows:

For the twelve months ended May 31,

2024	$5,292,635
2025	4,813,467
2026	375,000
2027	375,000
2028	375,000
Thereafter	750,000
Total	$11,981,102

NOTE 18 – LEASE LIABILITIES – FINANCING LEASES

	May 31, 2023	May 31, 2022

Financing lease obligation under a lease agreement for extraction equipment dated March 14, 2022 in the original amount of $359,900 payable in forty-eight monthly installments of $10,173 including interest at the rate of 15.89%. During the year ended May 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $71,813 and $50,263, respectively. During the year ended May 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $10,907 and $9,439, respectively.	$277,180	$348,993

Financing lease obligation under an agreement for equipment dated June 20, 2022 in the original amount of $12,400 payable in forty-eight monthly installments of $350 including interest at a rate of $15.78%. During the year ended May 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $639 and $411, respectively.	$9,987	-

Total	$287,167	$348,993

Current portion	$86,887	$71,813
Long-term maturities	200,280	277,180
Total	$287,167	$348,993

Aggregate maturities of lease liabilities – financing leases as of May 31, 2023 are as follows:

For the period ended May 31,

2024	$86,887
2025	101,707
2026	98,573
2027	-
2028	-
Thereafter	-
Total	$287,167

NOTE 19 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 187,500,000 shares of common stock, par value $0.0001, at May 31, 2023 and 2022, and 5,000,000 shares of preferred stock, par value $0.001 per share. The Company had 72,543,141 and 32,052,021 shares of common stock issued and outstanding as of May 31, 2023 and 2022, respectively.

On September 15, 2022, the Company effected a reverse stock split of its issued and outstanding common stock (“the “Reverse Split”) at a ratio of 1-for-4, whereby four shares of the Company’s common stock issued and outstanding were exchanged for one share. The number of shares of common stock issued and outstanding immediately before the Reverse Split was 290,070,272; the number of shares outstanding immediately after the reverse split was 72,517,570, a decrease of 217,552,702 shares. All share and per-share information in these financial statements have been adjusted to reflect the effects of the Reverse Split. As a result of the split, an additional 574 shares were issued due to rounding. The authorized Common Stock was also reduced as a result of the Reverse Split from 750,000,000 shares to 187,500,000 shares, and the authorized preferred stock was reduced from 20,000,000 shares to 5,000,000 shares.

Year ended May 31, 2023:

Common Stock and Warrants Issued upon Conversion of Notes Payable:

On September 15, 2022, the Company issued 28,414,149 shares and three-year warrants to acquire 14,207,075 shares of common stock at a price of $0.40 per share as a result of the mandatory conversion provided in the amendments to the Canaccord Debentures. The conversion was for the total amount of $8,098,033, of which $7,965,278 was principal and $132,755 was accrued interest. (See note 16 for details). A loss in the amount of $4,547,660 was recorded in connection with the extinguishment of the Canaccord Debentures. The fair values of the warrants and conversion options included in the calculation of the loss on extinguishment of the Canaccord Debentures were $2,623,852 and $1,923,808, respectively. No gain or loss was recorded on the issuance of the shares because the conversion was made pursuant to the terms of the Restructured Canaccord Debenture Agreement.

On September 15, 2022, the Company issued 12,051,397 shares and three-year warrants to acquire 6,025,700 shares of common stock at a price of $0.40 per share as a result of the mandatory conversion provided in the amendments to the U.S. Convertible Debenture holders. The conversion was for the total amount of $3,434,647, of which $3,378,342 was principal and $56,305 was accrued interest. (See note 16 for details). A loss in the amount of $2,111,699 was recorded in connection with the extinguishment of the U.S. Convertible Debentures 1 and 2. The fair values of the warrants and conversion options included in the calculation of the loss on extinguishment of the U.S Convertible Debentures 1 and 2 were $1,117,606 and $994,093, respectively. No gain or loss was recorded on the issuance of the shares because the conversion was made pursuant to the terms of the Restructured U.S. Convertible Debentures 1 and 2 Agreements.

During the year ended May 31, 2023, the Company issued 12,500 shares with a fair value of $4,390 to an officer that were previously subscribed.

During the year ended May 31, 2023, the Company granted 12,500 to an officer; the fair value of these shares in the amount of $656 was charged to operations.

Other Warrant Transactions

On September 15, 2022, the Company amended $18,846,721 in outstanding debentures to reduce the conversion price of the debentures from $1.20 per unit to $0.40 per unit, increasing the warrants issuable upon conversion of such debentures from 3,400,652 to 6,801,298. As amended, each warrant issuable pursuant to the conversion of such debentures is exercisable for one share of the Company’s common stock at a price of $0.40 per share.

The amendments to the Canaccord Debentures and the U.S. Convertible Debenture were accounted for pursuant to Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value of Financial Instruments (“FAS 820”) and Statement of Financial Accounting Standards 815,  Accounting for Derivative Instruments and Hedging Activities (“FAS 815”).  The fair values of the warrants and conversion options were determined using a lattice model based on probability-weighted scenarios and future projections.  The following assumptions were used in valuing the Canaccord Debentures and the U.S. Convertible Debentures:

	Valuation Date	Volatility	Risk-Free Rate	High-Yield Cash Rate (less RFR)	Stock Price	Term Remaining (Years)
Canaccord Debentures – Pre-Mod	9/15/2022	164.5%	3.54%	11.03%	$0.28	0.24
Canaccord Debentures – Post-Mod	9/15/2022	125.2%	3.57%	11.03%	$0.28	2.29
U.S. Capital Debenture – Pre-Mod	9/15/2022	143.8%	3.54%	11.03%	$0.28	0.13
U.S. Capital Debentures – Post-Mod	9/15/2022	125.2%	3.57%	11.03%	$0.28	2.29

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

On February 4, 2022, the Company granted 12,500 shares of common stock to an employee effective February 14, 2022. The Company charged the value of these shares, which was $4,390, to common stock subscribed. Effective February 14, 2022, the Company granted an additional 12,500 shares of restricted common stock to the same officer, which vest on December 31, 2022 if the officer remains employed by the Company and charged the value of these shares, which was also $4,390, to common stock subscribed. During the year ended May 31, 2022, the Company issued 12,500 of these shares to the officer at the same value of $4,390. The remining 12,500 shares had not been issued as of May 31, 2022.

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

The following table summarizes the significant terms of warrants outstanding at May 31, 2023. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.40	20,232,775	2.30	$0.40	20,232,775	$0.40
1.60	191,094	2.30	1.60	191,094	1.60
1.65	757,580	1.58	1.65	757,580	1.65
	21,181,449	2.27	$0.46	21,181,449	$0.46

Transactions involving warrants are summarized as follows. This table does not include the unit warrants. See Unit Warrants section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2021	13,499,411	$2.12
Granted	874,666	$1.65
Exercised	-	$-
Cancelled / Expired	(12,644,153)	$2.09
Warrants outstanding at May 31, 2022	1,729,924	$1.98
Granted	20,232,775	$0.40
Exercised	-	$-
Cancelled / Expired	(781,250)	$0.60
Warrants outstanding at May 31, 2023	21,181,449	$0.46

Unit Warrants

In February and March 2018, in connection with the Westpark offering, the Company issued five-year warrants to purchase 51,310 of the Company’s units at an exercise price of $5.00 per unit. Each unit consists of four shares of common stock and one warrant to purchase a share of common stock for $3.00. These warrants expired in March of 2023.

Because the unit warrants are exercisable for Common Stock and warrants, they are not included in the warrant tables above.

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company does not have any financial instruments that fall into any of these three categories.

The following summarizes the Company’s financial liabilities that are recorded at fair value on a recurring basis at May 31, 2023 and 2022:

May 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

May 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

NOTE 21 – RELATED PARTY TRANSACTIONS

As of May 31, 2023 and 2022, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

On August 17, 2022, the Company granted 12,500 shares of restricted common stock to Charlene Soco, an officer of the Company, effective February 4, 2022. The shares were fully vested, and the restrictions removed, on December 31, 2022.

On May 31, 2023, the Company granted 12,500 shares of restricted stock to Jamie Dickson, an officer of the Company. These shares are fully vested.

During the three-year ended May 31, 2023, the Company made payments of $12,000 to each of its three directors for their participation on the Board, for a total of $36,000.

As of May, 2019 the Company entered into a monthly retainer arrangement with a company called The Workshop LLC located in Miami Florida. The Workshop LLC provided services related to marketing and advertising for the Company and its subsidiaries, including design work for marketing materials. The Workshop LLC is owned by Jordan Binder, the son of the former CEO of the Company, Jeff Binder. Jeff Binder resigned as CEO effective August 23, 2022 after serving seven years in that position. As of December 31, 2022 the retainer agreement between The Workshop LLC and the Company was ended.

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

The components of the income tax provision include:

	Year Ended May 31,
	2023	2022
Revenue	$23,133,607	$22,662,895
Directly attributable costs	(12,558,964)	(12,941,530)
Deferred	10,574,643	9,721,365
Tax rate	21%	21%
Tax expense	$2,220,675	$2,041,487

Note: Change in uncertain tax position with all tax expense recorded in current year due to change in estimate. No prior year net operating loss was considered.

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	Year Ended May 31,
	2023	2022
Federal and state statutory tax	21%	21%
Net operating loss carryforward	$3,347,183	$2,563,035
Valuation allowance for deferred tax assets	(3,347,183)	(2,563,035)
Deferred tax assets	$-	$-

The total net operating loss carryforward at May 31, 2023 and 2022 was $15,938,966 and $12,204,928, respectively.

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

NOTE 23 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Lease Arrangements

The Company leases several facilities for office, warehouse, and retail space. Currently lease commitments are as follows:

●

A lease that commenced in February 2019 for 1,400 square feet of office space located at 1718 Industrial Road, Las Vegas, NV 89102, for a term of eighteen months, and for rent of $1,785 per month. In June 2020, this lease was extended to August 31, 2022, with the monthly rent increasing to $1,867 until September 2021, after which time it will be subject to annual increases of 3%. The lease was extended again on April 1, 2022, effective September 1, 2022 until August 31, 2024. The monthly rent increased on September 1, 2022 to $2,084.

●

A lease that commenced January 2018 for 1,000 square feet of storefront space plus 5,900 square feet of warehouse space located at 1800 Industrial Road, Suites 102, 160, and 180, Las Vegas, NV 89102, for a term of five years and for initial base rent of $7,500 per month, with annual increases of 3%. In February 2020, this lease was extended to February 28, 2030 and the monthly rent was increased by $600. At May 31, 2023, the monthly rent on this lease was $10,385.

●

A lease that commenced in February 2019 for 2,504 square feet of office space located at 1800 Industrial Road, Suite 100, Las Vegas, NV 89102 for a term of eighteen months and for initial rent of $3,210 per month, with annual increases of 4%. In February 2020, this lease was extended to February 28, 2030, and the lease was modified to include annual rent increases of 3%. At May 31, 2023, the monthly rent on this lease was $3,649.

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

●

A lease that commenced on May 17, 2022 for approximately 20 acres of land for purposes of developing a cultivation facility along the Quinn River in Nevada at a cost of $3,500 per quarter beginning on or before May 31, 2022 (the “Quinn River Land Lease”). As of May 31, 2023 the lease was terminated and will not be renewed by the parties.

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

On October 27, 2021, Ms. Soco’s employment agreement was amended to increase her annual salary to $117,500 and extend her employment agreement review date to November 1, 2022. On February 4, 2022, Ms. Soco’s employment agreement was further amended to grant Ms. Soco 12,500 shares of the Company’s common stock and increase her base annual salary to $137,500. The amendment also extended Ms. Soco’s employment agreement review date to February 4, 2023. On May 19, 2022, Alternative Solutions, the Company and Ms. Soco entered into a Clarification to Second Amendment to Employment Agreement to clarify certain terms of her employment agreement, as amended, including her promotion to Controller of Alternative Solutions and then to Vice President of Finance of Alternative Solutions and CLS Nevada.

At May 31, 2023 and 2022, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Andrew Glashow, our Chief Executive Officer, and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, Mr. Glashow concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

● We do not have an independent audit committee or adequate segregation of duties;

● We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to our limited resources.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so. In January of 2023, the Company established a formal written policy for the approval, identification and authorization of related party transaction

Changes in Internal Control over Financial Reporting

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

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

3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation of CLS Holdings USA, Inc. (incorporated by reference from Exhibit 3.3 in the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).

3.4	Bylaws of Adelt Design, Inc. (incorporated by reference from Exhibit 3.2 in the Company’s Registration Statement filed with the SEC on June 3, 2011).

3.5	Amended and Restated Bylaws of CLS Holdings USA, Inc. (incorporated by reference from Exhibit 3.5 in the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).

3.6	Certificate of Designation effective July 18, 2017 (incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017).

3.7

Certificate of Change filed September 19, 2022 effective September 21, 2022 (incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2022).

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

4.2.B

Supplemental Indenture dated September 15, 2022 to Debenture Indenture dated December 12, 2018, as supplemented on March 31, 2021, by and between the Company and Odyssey Trust Company (incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2022).

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

4.3.B

Supplemental Indenture dated September 15, 2022 to Warrant Indenture dated December 12, 2018, as supplemented on March 31, 2021, by and between the Company and Odyssey Trust Company (incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2022).

4.4	Description of Registrant’s Securities (incorporated by reference from Exhibit 4.4 in the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).

10.1

Lease dated April 17, 2015 between Casimir-Quince, LLC, and CLS Labs Colorado, Inc. (incorporated by reference from Exhibit 10.5 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

10.2

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

10.4	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2015).

10.5

Warrant to Purchase 1,875,000 shares of Common Stock issued May 14, 2018 by CLS Holdings USA, Inc. in favor of YA II PN, Ltd. (incorporated by reference from Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2018).

10.6

Warrant to Purchase 1,250,000 shares of Common Stock issued July 20, 2018 by CLS Holdings USA, Inc. in favor of YA II PN, Ltd (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2018).

10.7

Form of Subscription Agreement and Warrant with six accredited investors for the purchase of 8% convertible debentures in the aggregate amount of $5,857,000 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018).

10.7.A

First Amendment to Subscription Agreement dated April 15, 2021, by CLS Holdings USA, Inc. in favor of Navy Capital Green Fund, LP (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.7.B

First Amendment to Subscription Agreement dated April 15, 2021, by CLS Holdings USA, Inc. in favor of Navy Capital Green Co-Invest Fund, LLC (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.7.C

First Amendment to Subscription Agreement dated April 19, 2021, by CLS Holdings USA, Inc. in favor of Darling Capital, LLC (incorporated by reference from Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.7.D	Form of Warrant (incorporated by reference from Exhibit 10.7 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.7.E	Form of Warrant (incorporated by reference from Exhibit 10.5 in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2022).

10.7.F

Second Amendment to Subscription Agreement dated September 15, 2021, by CLS Holdings USA, Inc. in favor of Navy Capital Green Fund, LP (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2022).

10.7.G

Second Amendment to Subscription Agreement dated September 15, 2021, by CLS Holdings USA, Inc. in favor of Navy Capital Green Co-Invest Fund, LP (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2022).

10.8

Loan Agreement, dated October 31, 2018, by and between CLS Holdings USA, Inc. and In Good Health, Inc. (incorporated by reference from Exhibit 10.5 in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018).

10.9

Secured Promissory Note, dated October 31, 2018, issued by In Good Health, Inc. in favor of CLS Holdings USA, Inc. (incorporated by reference from Exhibit 10.6 in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018).

10.10

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

10.12

Employment Agreement effective March 1, 2023 between CLS Holdings USA, Inc. and Andrew Glashow (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2023) (1).

10.13.A

Amended and Restated Convertible Debenture dated April 15, 2021, issued to Navy Capital Green Fund, LP in the principal amount of $1,126,114 (incorporated by reference from Exhibit 10.4 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.13.B

Amended and Restated Convertible Debenture dated April 15, 2021, issued to Navy Capital Green Co-Invest Fund, LLC in the principal amount of $4,504,457 (incorporated by reference from Exhibit 10.5 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.13.C

Amended and Restated Convertible Debenture dated April 19, 2021, issued to Darling Capital, LLC in the principal amount of $599,101 (incorporated by reference from Exhibit 10.6 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.13.D

Second Amended and Restated Convertible Debenture, dated September 15, 2022, issued to Navy Capital Green Fund, LP (incorporated by reference from Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2022).

10.13.E

Second Amended and Restated Convertible Debenture, dated September 15, 2022, issued to Navy Capital Green Co-Invest Fund, LP (incorporated by reference from Exhibit 10.4 in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2022).

10.14

Lease Agreement by and between 1800 Industrial, LLC and Alternative Solutions, L.L.C. dated July 6, 2014 for premises located at 1800 Industrial Road, Suites 102, 160 and 180 (incorporated by reference from Exhibit 10.71 in the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2018).

10.14.A

Lease Addendum dated June 13, 2018 to Lease Agreement by and between 1800 Industrial, L.L.C. and Alternative Solutions, L.L.C. dated July 6, 2014 (incorporated by reference from Exhibit 10.31.A in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 31, 2020).

10.15

Standard Industrial/Commercial Single-Tenant Lease by and between SFC Leasing, LP and Serenity Wellness Growers, LLC dated December 3, 2015, as amended by that certain First Amendment dated January 12, 2016, and that certain Second Amendment dated August 22, 2016 (incorporated by reference from Exhibit 10.72 in the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2018).

10.15.A

Third Amendment dated June 9, 2020 to Standard Industrial/Commercial Single-Tenant Lease by and between SFC Leasing, LP and Serenity Wellness Growers, LLC dated December 3, 2015, as amended (incorporated by reference from Exhibit 10.30.A in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 filed wit the SEC on August 30, 2021).

10.16

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

10.18

Lease Addendum dated February 25, 2020 to Leases dated July 6, 2014 and February 1, 2019 for or premises located at 1800 Industrial Road, Suites 100, 102, 160 and 180 (incorporated by reference from Exhibit 10.35 in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 31, 2020).

10.19	Right to Use Land Agreement effective May 17, 2022 between DeWayne Brown and CLS Nevada, Inc. (incorporated by reference from Exhibit 10.21 in the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).

10.20

Secured Promissory Note, dated June 11, 2021, issued by In Good Health Inc. in favor of CLS Holdings USA, Inc. in the original principal amount of $3,000,000 (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 17, 2021).

10.21

Management Services Agreement dated October 20, 2021, by and among Kealii Okamalu, LLC, CSI Health MCD LLC, and the Fort McDermitt Cannabis Commission (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 26, 2021).

10.22

Form of Debenture issued in connection with the November 2021 Debenture Offering (incorporated by reference from Exhibit 10.23 in the Company’s Registration Statement on Form S-1, File No. 333-264214, filed with the SEC on April 8, 2022).

10.22.A

Amended and Restated Unsecured Debenture dated May 31, 2023, issued to Graham Saunders in the principal amount of $250,000.00 (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 5, 2023).

10.22.B

Amended and Restated Unsecured Debenture dated May 31, 2023, issued to Ian Whitmore in the principal amount of $250,000.00 (incorporated by reference from Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on June 5, 2023).

10.22.C

Amended and Restated Unsecured Debenture dated May 31, 2023, issued to Tribeca Investment Partners in the principal amount of $500,000.00 (incorporated by reference from Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on June 5, 2023).

10.22.D

Amended and Restated Unsecured Debenture dated May 31, 2023, issued to Tribeca Investment Partners in the principal amount of $500,000.00 (incorporated by reference from Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on June 5, 2023).

10.22.E

Amended and Restated Unsecured Debenture dated May 31, 2023, issued to Tribeca Investment Partners in the principal amount of $500,000.00 (incorporated by reference from Exhibit 10.5 in the Company’s Form 8-K filed with the SEC on June 5, 2023).

10.22.F

Amended and Restated Unsecured Debenture dated May 31, 2023, issued to Navy Capital Green Fund LP in the principal amount of $500,000.00 (incorporated by reference from Exhibit 10.6 in the Company’s Form 8-K filed with the SEC on June 5, 2023).

10.23

Form of Warrant issued in connection with the November 2021 Debenture Offering (incorporated by reference from Exhibit 10.24 in the Company’s Registration Statement on Form S-1, File No. 333-264214, filed with the SEC on April 8, 2022).

10.24

Employment Agreement dated June 6, 2019 between Alternative Solutions, LLC and Charlene Soco (incorporated by reference from Exhibit 10.25 in the Company’s Registration Statement on Form S-1/A, File No. 333-264214, filed with the SEC on May 23, 2022).

10.24.A

First Amendment dated October 27, 2021 to Employment Agreement dated June 6, 2019 between Alternative Solutions, LLC and Charlene Soco (incorporated by reference from Exhibit 10.25.A in the Company’s Registration Statement on Form S-1/A, File No. 333-264214, filed with the SEC on May 23, 2022).

10.24.B

Second Amendment dated February 4, 2022 to Employment Agreement dated June 6, 2019 between Alternative Solutions, LLC and Charlene Soco (incorporated by reference from Exhibit 10.25.B in the Company’s Registration Statement on Form S-1/A, File No. 333-264214, filed with the SEC on May 23, 2022).

10.24.C

Clarification to Second Amendment to Employment Agreement for Employee Charlene Soco dated May 19, 2022 by and among Alternative Solutions, LLC, CLS Holdings, USA, Inc., and Charlene Soco (incorporated by reference from Exhibit 10.25.C in the Company’s Registration Statement on Form S-1/A, File No. 333-264214, filed with the SEC on May 23, 2022).

10.24.D	Third Amendment dated August 17, 2022 to Employment Agreement dated June 6, 2019 between Alternative Solutions, LLC and Charlene Soco (incorporated by reference from Exhibit 10.26D in the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).

20.1	Text of public announcement issued April 10, 2023 (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on April 13, 2023).

21.1*	Subsidiaries of CLS Holdings USA, Inc.

31.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Management Contract or Compensation Plan
*	Filed herewith.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS HOLDINGS USA, INC.

Date: August 24, 2023	By:	/s/ Andrew Glashow
Andrew Glashow
Chief Executive Officer and Chairman of the Board of CLS Holdings USA, Inc.
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Andrew Glashow	Chief Executive Officer and Chairman of the	August 24, 2023
Andrew Glashow	Board of CLS Holdings USA, Inc. (Principal Executive, Financial and Accounting Officer)

/s/ Ross Silver	Director	August 24, 2023
Ross Silver

/s/ David Zelinger
David Zelinger	Director	August 24, 2023