Form 10-K/A
period 2023-05-31
CLS Holdings USA, Inc.
filed 2023-10-04
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

516 S. 4th Street, Las Vegas, NV 89101

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

Audit Firm ID	Auditor Name	Auditor Location
2738	M&K CPAS, PLLC	Houston, TX

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 72,543,141 shares of common stock, par value $0.0001, as of October 2, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2023 Form 10-K”) of CLS Holdings USA, Inc. (the “Company”) for the fiscal year ended May 31, 2023 (the “2023 Fiscal Year”), as filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2023. We are filing this Amendment to amend Part III of the 2023 Form 10-K to include the information required by and not included in Part III of the 2023 Form 10-K because we did not file our definitive proxy statement within 120 days of the end of the 2023 Fiscal Year.

Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2023 Form 10-K. The 2023 Form 10-K continues to speak as of the date of the 2023 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2023 Form 10-K other than as expressly indicated in this Amendment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board and Officer Structure

Our Articles of Incorporation provide that the Board of Directors be divided into three classes with each class serving a staggered three-year term. The term of Class I directors expires at our 2024 Annual Meeting, the term of Class II directors expires at our 2025 annual meeting, and the term of Class III directors expires at our 2023 annual meeting. David Zelinger serves as the sole member of Class III, Andrew Glashow serves as the sole member of Class II and Ross Silver serves as the sole member of Class I. Executive officers are appointed by the Board of Directors and serve at its pleasure. Ross Silver and David Zelinger are independent directors, as that term is defined by Nasdaq rules. We do not have an “audit committee financial expert” within the meaning of SEC rules. As of the date of this report, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Title	Term Expires
Andrew Glashow	60	Chairman of the Board, Chief Executive Officer and Director	2025
Ross Silver	45	Director	2024
David Zelinger	50	Director	2023

Please see “Background Information on Nominee” above for information regarding the business experience of David Zelinger, the candidate for reelection to the Board.

Ross Silver, Director

Mr. Silver was appointed to serve as a member of our Board of Directors commencing February 18, 2022 to fill a vacancy on the Board of Directors. In 2016, Mr. Silver founded Sylva International LLC, a marketing and consulting firm doing business as Sylvacap Media. Sylva International is a Registered Investment Advisor in the State of Oregon. Prior to founding Sylva International, Mr. Silver founded Vista Partners, a hedge fund and independent equity research firm, and served as Principal Analyst and CEO from 2005-2016. Prior to starting Vista, Mr. Silver was a Research Analyst for Trinity Capital Advisors, Inc., a San Francisco-based hedge fund, and a research associate for Dresdner RCM (now Allianz) covering consumer discretionary and consumer staple companies. Prior to working for Dresdner, Mr. Silver was a member of Canadian Imperial Bank of Commerce’s technology, media, and telecom investment banking group, where he worked primarily on M&A but also on equity and debt offerings. Mr. Silver served as a consultant for government agencies including the National Institutes of Health (NIH), actively speaks at conferences globally as well as at universities, was a Board Member for his local American Red Cross chapter and was a member of 100 Men Who Care, a Bend, Oregon local non-profit. Mr. Silver holds a Series 65 securities license.

As a result of Mr. Silver’s background in finance and extensive track record as an advisor, analyst, and leader, we believe Mr. Silver is an excellent fit for our team as we look toward future growth. Mr. Silver is considered an independent director.

Andrew Glashow, CEO, Director and Chairman of the Board

On August 16, 2022, Mr. Glashow was appointed as our Chief Executive Officer. Effective March 1, 2023, Mr. Glashow was appointed Chairman of the Board of Directors. Mr. Glashow also served as our President from March 1, 2019 through March 1, 2023 and as a director since December 2017, and formerly served as our Chief Operating Officer from March 2019 until his appointment as Chief Executive Officer in August 2022. Mr. Glashow served as a partner in Star Associates, LLC, a corporate finance firm specializing in the placement of capital for small and emerging growth companies, from March 2018 to July 2020. Prior to forming Star Associates, Mr. Glashow was a founding partner of New World Merchant Partners LLC, a capital markets and business advisory firm, and served as a Managing Director since its inception in September 2009. Mr. Glashow is an investment banker specializing in microcap transactions in the $5 million to $50 million range. He has in excess of 25 years of experience in the capital markets and in all phases of business start-up and growth, including feasibility studies, business plans, equity and debt funding, private placements, reverse mergers and IPOs. Mr. Glashow has worked with many investment banking firms and maintains close relationships with decision makers at several of them. Mr. Glashow has served as Chief Executive Officer and President of multiple companies that he helped capitalize. Mr. Glashow is a graduate of the University of New Hampshire’s Whitemore School of Business and Economics.

We believe Mr. Glashow’s extensive experience in growing businesses and in corporate finance and as an executive officer of our Company allows him to be a valuable member of our Board and to contribute to the realization of our strategic vision. Mr. Glashow is not considered an independent director because of his officer positions with the Company.

Board Independence and Committees

We are not currently listed on any U.S. national securities exchange or quoted on an inter-dealer quotation system that has a requirement that certain of the members of the Board of Directors be independent. In evaluating the independence of its members and the composition of its planned committees, the Board of Directors utilizes the definition of “independence” developed by the Nasdaq Stock Market and in SEC rules, including the rules relating to the independence standards in audit committee members and the non-employee director definition of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Board of Directors has appointed David Zelinger, Andrew Glashow and Ross Silver to serve on our audit committee (the “Audit Committee”). We currently do not have nominating or compensation committees, or committees performing similar functions, nor do we have a written nominating or compensation committee charter. Our Board of Directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by the entire Board of Directors.

Our Board of Directors currently has two independent directors, Ross Silver and David Zelinger, who also serve on our Audit Committee. We do not have an “audit committee financial expert” within the meaning of SEC rules. The Board of Directors expects to continue to evaluate whether and to what extent the members of the Board of Directors are independent. The Company intends to appoint persons to the Board of Directors who will meet the corporate governance requirements imposed by a national securities exchange. Therefore, the Company expects that in the future a majority of our directors will be independent directors of which at least one director will qualify as an “audit committee financial expert.”

Additionally, the Board of Directors expects to appoint a governance committee and compensation committee and to adopt charters relative to each such committee in the future.

Code of Ethics

On January 10, 2023 we adopted a written code of ethics titled “Conflict of Interest and Related Party Transaction Policy.”. The Board of Directors adopted a code of ethics that is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

REPORT OF THE AUDIT COMMITTEE

This report shall not be deemed incorporated by reference by a general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference and shall not otherwise be deemed filed under such acts.

The Audit Committee assists the Board of Directors in overseeing and monitoring the integrity of our financial reporting process, compliance with legal and regulatory requirements and the quality of internal and external audit processes. This committee’s role and responsibilities are set forth in the Audit Committee charter adopted by the Board of Directors, which is available on our website at www.clsholdingsinc.com/investors/ under “Governance Documents”. This committee reviews and reassesses our charter annually and recommends any changes to the Board of Directors for approval. The Audit Committee is responsible for overseeing our overall financial reporting process, and for the appointment, compensation, retention, and oversight of the work of M&K CPAs, PLLC.

Our Audit Committee currently consists of all of the members of our Board of Directors, including David Zelinger, Andrew Glashow and Ross Silver. Mr. Glashow serves as chairman of the Audit Committee. In evaluating the independence of its members and the composition of its planned committees, the Board of Directors utilizes the definition of “independence” developed by the Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards for audit committee members and the non-employee director definition in Rule 16b-3 promulgated under the Exchange Act. The Board of Directors has determined that each of Ross Silver and David Zelinger is an independent director.

Our independent auditors have provided to the Audit Committee the written disclosures and the letter required by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) regarding the independent accountant’s communications with the Audit Committee concerning independence. The Audit Committee discussed with the independent auditors the firm’s independence.

Based on the Audit Committee’s discussions with management and the independent auditors, and the Audit Committee’s review of the representations of management and the report of the independent auditors to the Audit Committee, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s annual report on Form 10-K for the fiscal year ended May 31, 2023.

Respectfully Submitted

October 3, 2023

/s/ Andrew Glashow, Audit Committee Chairman

/s/ David Zelinger

/s/ Ross Silver

Item 11. Executive Compensation.

We qualify as a “smaller reporting company” under the rules promulgated by the SEC, and we have elected to comply with the disclosure requirements applicable to smaller reporting companies. Accordingly, this executive compensation summary is not intended to meet the “Compensation Discussion and Analysis” disclosure required of larger reporting companies.

As a smaller reporting company, we are required to disclose the executive compensation of our named executive officers, which consist of the following individuals, for the fiscal years ended May 31, 2023 and May 31, 2022, respectively: (i) any individual serving as our principal executive officer or acting in a similar capacity, during the fiscal year ended May 31, 2023 (ii) the two other most highly compensated executive officers of the Company serving as executive officers at the end of the most recently completed fiscal year; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the most recently completed fiscal year.

Summary Compensation Table

The following table discloses compensation paid or to be paid to our named executive officers for the fiscal years ended May 31, 2023 and May 31, 2022.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)

Andrew Glashow,	2023	275,521	—		—		—	—	25,200	(1)	300,721
Chief Executive Officer and President	2022	204,167	237,437	(2)	—		—	—	22,800	(3)	464,404

Charlene Soco,	2023	156,228	2,285		6,250	(5)	—	—	17,173	(6)	181,936
Executive Vice President of Finance of the Company; Vice President of Finance of Alternative Solutions, LLC and CLS Nevada, Inc. (4)	2022	143,811	3,100		4,390	(7)	—	—	—		151,301

Dominick Monaco	2023	170,456	4,755		18,750	(9)			2,212	(10)	196,173
Chief Science Officer; Director of Lab Operations (8)	2022	143,160	12,725						12,494	(11)	168,379

Jeffrey Binder,	2023	41,398	—		—		—	—	—		41,398
Former Chairman and Former Chief Executive Officer (12)	2022	200,000	—		—		—	—	—		200,000

1	Represents an automobile allowance of $1,050 per month and health insurance costs equal to $1,050 per month.
2	Includes $50,000 paid to Star Associates LLC, a consulting company of which Mr. Glashow is the control person.
3	Represents an automobile allowance of $1,000 per month and health insurance costs equal to $900 per month.
4	Ms. Soco was appointed as Executive Vice President of Finance of the Company effective April 13, 2022.
5	On September 21, 2022, Ms. Soco was issued 12,500 shares of common stock with a fair value of $6,250 pursuant to her employment agreement.
6	Represents $2,210 for health (dental, medical, and vision) and life insurance costs and $14,963 for paid time off, bereavement leave and floating holiday pay.
7

Pursuant to an amendment to her employment agreement, on February 4, 2022, Ms. Soco was granted 50,000 (12,500 after the 1:4 stock split on 9/21/22) shares of common stock with a fair value of $4,390. These shares were not issued until September 21, 2022.

8	Mr. Monaco was appointed as Chief Science Officer effective March 1, 2023.
9	On September 21, 2022, Mr. Monaco was issued 37,500 shares of common stock with a fair value of $18,750 pursuant to his employment agreement.
10	Represents $2,212 for health (dental, medical, and vision) and life insurance costs.
11	Represents $9,393 for paid time off and $3,101 for health (dental, medical, and vision) and life insurance costs.
12

On August 16, 2022, Mr. Binder, then Chairman and Chief Executive Officer of the Company, resigned as an officer and director of the Company and each of its subsidiaries for personal reasons. Simultaneously, Mr. Binder and the Company mutually agreed to terminate Mr. Binder’s Employment Agreement and Amended and Restated Confidentiality, Non-Compete and Property Rights Agreement.

Narrative Disclosure to Summary Compensation Table

We currently do not have a stock option plan or any other incentive plan that provides for compensation intending to serve as an incentive for performance except as provided in the employment agreements of Mr. Glashow, Ms. Soco and Mr. Monaco. The following is a narrative discussion of our named executive officers’ employment agreements and other contractual arrangements that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table with respect to fiscal years ended May 31, 2023 and 2022.

Employment Agreements and Other Contractual Arrangements

Andrew Glashow

On March 1, 2019, the Company and Andrew Glashow entered into a two-year employment agreement and Mr. Glashow commenced serving as our President and Chief Operating Officer. Under the agreement, Mr. Glashow was entitled to receive an annual salary of $175,000. Further, he was entitled to receive a performance bonus equal to 1% of the Company’s annual EBITDA, and annual restricted stock awards in an amount equal to 1% of the Company’s annual EBITDA. Additionally, Mr. Glashow was entitled to a one-time signing bonus of 500,000 shares of the Company’s restricted common stock, half of which vested on March 1, 2020, and half of which vested on March 1, 2022. Effective March 1, 2019, and in connection with the employment agreement, Mr. Glashow and the Company entered into a Confidentiality, Non-Compete and Proprietary Rights Agreement. Pursuant thereto, Mr. Glashow agreed (i) not to compete with us during the term of his employment and for a period of one year thereafter, (ii) not to release or disclose our confidential information, and (iii) to assign the rights to all work product to us, among other terms.

On October 14, 2019 but effective October 1, 2019, the Company and Mr. Glashow entered into an amendment to his employment agreement to extend the term by one year instead of relying on the automatic one-year renewal provision in the employment agreement, and to increase Mr. Glashow’s annual base salary to $200,000. The amendment also provided that in addition to his base salary, Mr. Glashow was entitled to receive, on an annual basis, a performance-based bonus equal to two percent (2%) of the Company’s annual EBITDA up to a maximum annual cash compensation of $1 million including base salary, and annual stock options, exercisable at the fair market value of the Company’s common stock on the effective date of grant, in an amount equal to 2% of the Company’s EBITDA up to $42.5 million and 4% of its annual EBITDA in excess of $42.5 million. Additionally, the amendment provided for certain change of control provisions, including a payment of up to three years base salary and bonuses of up to a maximum of $1,000,000, if Mr. Glashow resigns or is terminated in connection with a change in control of the Company.

Effective August 16, 2022, in connection with Mr. Glashow’s appointment as the Company’s Chief Executive Officer, the Company entered into a Third Amendment to Employment Agreement with Mr. Glashow, pursuant to which we increased Mr. Glashow’s base salary to $262,500 per annum. Except as specifically amended by the Third Amendment, all terms of Mr. Glashow’s Employment Agreement, as amended, including Exhibit A thereto, remained in full force and effect.

Effective March 1, 2023, the Company entered into a new employment agreement with Mr. Glashow, pursuant to which Mr. Glashow was hired to serve as the CEO and Chairman of the Board of the Company, but no longer serve as the Company’s President for a term extending through February 28, 2026. The employment agreement increased Mr. Glashow’s base salary to $325,000 annually and provided for a monthly amount of $1,500 for health insurance and health related expenses and an automobile allowance of $1,200 monthly. The employment agreement further provides that the Mr. Glashow shall be eligible for an annual performance-based bonus in cash equal to two percent (2%) of the Company’s annual earnings before interest, taxes, depreciation and amortization (EBITDA) up to a maximum annual cash compensation of $1 million including his base salary. Additionally, the employment agreement obligates the Company, at the beginning of each fiscal year during the term, to grant Mr. Glashow an option to purchase a number of shares of the Company’s common stock equal to 2% of the Company’s annual EBITDA for the prior fiscal year (or applicable portion thereof) up to $42.5 million in annual EBITDA, and 4% of the Company’s annual EBITDA in excess of $42.5 million, which option shall be exercisable at a price per share equal to the fair market value of one share of common stock on the effective date of the grant. The Company has not yet granted any options to Mr. Glashow. The employment agreement also retains the change of control provisions of the October 2019 employment agreement.

Charlene Soco

On June 6, 2019, Alternative Solutions, LLC (“Alternative Solutions”) and Ms. Soco entered into an employment agreement with an initial term beginning June 17, 2019, pursuant to which Ms. Soco was appointed as Assistant Controller of Alternative Solutions. Under the agreement, Ms. Soco was entitled to receive an annual salary of $70,000. On June 6, 2019, and in connection with the employment agreement, Ms. Soco and the Company entered into a Confidentiality, Non-Compete and Proprietary Rights Agreement. Pursuant thereto, Ms. Soco agreed (i) not to compete with the Company during the term of her employment and for a period of one year thereafter, (ii) not to release or disclose the Company’s confidential information, and (iii) to assign the rights to all work product to the Company, among other terms.

On October 27, 2021, Ms. Soco’s employment agreement was amended to increase her annual salary to $117,500 and extend her employment agreement review date to November 1, 2022. Pursuant to this amendment, the Company also granted Ms. Soco 50,000 shares of common stock, which shares were not issued at the time. On February 4, 2022, Ms. Soco’s employment agreement was further amended to grant Ms. Soco 50,000 shares of common stock, which grant was in replacement of the October 27, 2021 grant, and to increase her base annual salary to $137,500. The amendment also extended Ms. Soco’s employment agreement review date to February 4, 2023. On May 19, 2022, Alternative Solutions, the Company and Ms. Soco entered into a Clarification to Second Amendment to Employment Agreement to clarify certain terms of her employment agreement, as amended, including her promotion to Controller of Alternative Solutions and then to Vice President of Finance of Alternative Solutions and CLS Nevada, Inc. On August 17, 2022, Ms. Soco’s employment agreement was further amended to grant Ms. Soco 50,000 shares of restricted common stock. The Company awarded the shares (12,500 following the Company’s 1:4 stock split) on September 21, 2022 and the shares became fully vested on December 31, 2022.

Dominick Monaco

Mr. Monaco is employed pursuant to an offer letter from the Company. Effective March 1, 2023, Mr. Monaco accepted a position as the Company’s Chief Science Officer and his annual base salary increased from $170,200 to $178,710. As an employee, Mr. Monaco is entitled to participate in the Company’s health and life insurance plans and is eligible for 80 hours of paid time off accruing annually.

Director Compensation

We pay our non-employee directors cash fees of $5,000 per meeting of the Board or any committee thereof, up to a maximum of $20,000 per director per year, and reimburse their reasonable out-of-pocket expenses incurred in connection with their services on the Board of Directors.

Outstanding Equity Awards at May 31, 2023

None of our named executive officers had any outstanding stock options or unvested equity awards as of May 31, 2023.

Pay Versus Performance

In accordance with Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are required to disclose certain information about the relationship between the compensation actually paid to our named executive officers and certain measures of company performance.

Year	Summary compensation table total for PEO ($) (1)	Summary compensation table total for PEO ($) (2)	Compensation actually paid to PEO ($) (1)	Compensation actually paid to PEO ($) (2)	Average summary compensation table total for non-PEO named executive officers ($)	Average compensation actually paid to non-PEO named executive officers ($)		Value of initial fixed $100 investment based on total shareholder return (“TSR”) ($)	Net Income (Loss) ($)
2023	300,721	41,398	300,721	41,398	189,055	176,555	(3)	$(74.06)	(13,799,629)
2022	464,404	200,000	464,404	200,000	159,840	156,645	(4)	$(56.57)	(2,343,179)

1	Total compensation of Andrew Glashow.
2	Total compensation of Jeffrey Binder.
3	A stock award to Ms. Soco with a fair value of $6,250 is excluded from this calculation in accordance with the instruction to Section 402(v)(2)(iii) of Regulation S-K.
4

A stock award to Ms. Soco with a fair value of $4,390 and a stock award to Mr. Monaco with a fair value of $18,750 are excluded in accordance with the instruction to Section 402(v)(2)(iii) of Regulation S-K.

Description of Relationships Between Compensation Actually Paid and Performance

Chief Executive Officer

From June 1, 2021 through May 31, 2023 the total compensation paid to Mr. Glashow decreased by 35.25%. Over this same period, total shareholder return decreased by approximately 76%, and net income decreased by approximately 489%.

Other Named Executive Officers

From June 1, 2021 through May 31, 2023, the compensation paid to the other Named Executive Officers increased by approximately 10.5%. Over this same period, total shareholder return decreased by approximately 76%, and net income decreased by approximately 489%.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of October 2, 2023 by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group. Our only class of voting securities is our common stock. To our knowledge, none of the shares listed below is held under a voting trust or similar agreement. To our knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. There were 72,543,141 shares of common stock issued and outstanding on October 2, 2023. This amount does not give effect to the rounding up of any fractional shares held by beneficial owners as a result of the reverse stock split on September 21, 2022.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o CLS Holdings USA, Inc., 516 S. 4th Street, Las Vegas, NV 89101.  Pursuant to SEC rules, we have included shares of common stock that the person has the right to acquire within 60 days after October 2, 2023.

Officers and Directors

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class
Common Stock	Andrew Glashow	235,237	(2)	*
Common Stock	Charlene Soco	25,000	(3)	*
Common Stock	Jeffrey I. Binder	2,179,493	(4)	3.00%
Common Stock	Ross Silver	1,186,867	(5)	1.64%
Common Stock	David Zelinger	-		-
Common Stock	Dominick Monaco	37,500	(6)	*
	All directors and executive officers as a group (6 persons)	3,664,097	(7)	5.05%

* Indicates ownership of less than 1% of the outstanding shares of our common stock.

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

2	Includes (i) 125,000 shares of our common stock held directly by Mr. Glashow; and (ii) 110,237 shares indirectly held through Mr. Glashow's IRA.

3	Includes (i) 12,500 shares of our common stock held directly by Ms. Soco; and (ii) 12,500 shares of our restricted common stock.

4	Represents shares of our common stock held directly by Mr. Binder, our former Chairman and former Chief Executive Officer.

5	Represents 1,125,000 shares of our common stock held indirectly by Mr. Silver through VJRA Corp. and 61,867 shares indirectly held through Mr. Silver’s IRA.

6	Includes 37,500 shares of our restricted common stock.

7

Includes (i) 2,366,993 shares of common stock (restricted and not restricted) held directly by directors and named executive officers; and (ii) 1,297,104 shares of common stock held indirectly by directors and named executive officers.

5% or Greater Stockholders

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class
Common Stock	Navy Capital Green Fund, LP	7,303,467	(2)	10.07%
	28 Reichert Circle Westport, CT 06880

Common Stock	Navy Capital Green Co-Invest Fund, LLC	23,276,357	(3)	32.09%
	28 Reichert Circle Westport, CT 06880

Common Stock	Frank Koretsky	4,729,342	(4)	6.52%
	16047 Collins Avenue, Unit 503 Sunny Isles Beach, FL 33160

Common Stock	Tribeca Investment Partners Pty Ltd - Tribeca Global Natural Resources Funds	31,707,955	(5)	43.71%
	Level 23 1 O’Connell St Sydney, New South Wales 2000

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

2

Includes (i) 4,285,281 shares of our common stock; (ii) 1,208,697 shares issuable upon conversion of convertible debentures; (iii) 604,349 shares issuable upon exercise of warrants that may be issued upon conversion of convertible debentures; and (iv) 1,205,140 shares of common stock issuable upon exercise of warrants that are currently exercisable. Navy Capital Green Fund, LP is a Delaware limited partnership, of which Navy Capital Green Management, LLC, a New York limited liability company, is the investment manager. The investment manager has shared power with Chetan Gulati, John Kaden and Sean Stiefel, the managers of the investment manager, to vote and dispose of the shares. This information is based on the Schedule 13D/A filed with the SEC on October 3, 2022 and Company records.

3

Includes (i) 11,203,620 shares of our common stock; (ii) 4,834,785 shares issuable upon conversion of convertible debentures; (iii) 2,417,393 shares issuable upon exercise of warrants that may be issued upon conversion of convertible debentures; and (iv) 4,820,559 shares of common stock issuable upon exercise of warrants that are currently exercisable. Navy Capital Green Co-Invest Fund, LLC is a Delaware limited liability company, of which Navy Capital Green Management, LLC, a New York limited liability company, is the investment manager. The investment manager has shared power with Chetan Gulati, John Kaden and Sean Stiefel, the managers of the investment manager, to vote and dispose of the shares. This information is based on the Schedule 13D/A filed with the SEC on October 3, 2022 and Company records.

4

Represents (i) 3,368,706 shares of our common stock held directly by Newcan Investment Partners LLC, an entity of which Frank Koretsky is the beneficial owner and over whose securities Mr. Koretsky has voting and investment power, (ii) and 1360,636 shares of our common stock held directly by Mr. Koretsky. This information is based on Schedule 13G filed on February 8, 2019 and Company records.

5

Includes (i) 13,174,402 shares of our common stock; (ii) 12,052,670 shares issuable upon conversion of convertible debentures; (iii) 6,026,335 shares issuable upon exercise of warrants that may be issued upon conversion of convertible debentures; and (iv) 454,548 shares of common stock issuable upon exercise of warrants that are currently exercisable. This information is based on Schedule 13G filed on October 14, 2022 and Company records.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Change in Control

Certain of our convertible debenture holders, including the Navy Capital funds and the Tribeca Global Natural Resources funds, own a significant percentage of our common stock and warrants. Absent the exercise of warrants that are not currently in-the-money, none of these funds, individually, is in a position that it can control the Company, and we have not received any indication from any of these funds that it is part of a group that could control the Company, which group either intends to hold our stock passively or intends to exert control. As a result, we are not aware that a change in control of the Company has occurred but if our warrants become in-the-money and one or more of these funds exercises them, a change in control could occur, depending on the number of the then-outstanding issued shares.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our securities.

Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during our fiscal year ended May 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Family Relationships

There are no family relationships between or among our executive officers and directors.

Related Party Transactions

There have been no transactions since June 1, 2020 involving the Company, in which the amount exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of 5% or more of our common stock or certain other related persons had a direct or indirect material interest, and there are no such currently proposed transactions, other than as described below and the compensation arrangements described in this Proxy Statement under “Executive Compensation.”

On April 15, 2021, pursuant to an amendment to the subscription agreement for the 2018 convertible debenture offering, we agreed to provide Navy Capital Green Fund, LP, a beneficial owner of more than 5% of our common stock, the right to appoint an observer to our Board of Directors. Currently, no one from Navy Capital Green Fund LP is serving in that role.

Item 14. Principal Accountant Fees and Services.

The following table shows fees that we paid (or accrued) for professional services rendered by M&K CPAs, PLLC (“M&K”) for our fiscal years ended May 31, 2023 and 2022.

	Year Ended May 31,
	2023	2022
Audit Fees (1)	$76,000	$78,350
Audit-Related Fees (2)	2,870	7,750
Tax fees (3)	-	-
All other fees	-	-
Total	$78,870	$86,100

1

Audit fees consist of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

2

Audit-related fees consist of fees billed for consents and registration statement reviews, as well as assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

3

Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state, and international tax compliance, acquisitions and international tax planning.

Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by the Company’s auditors. The Audit Committee considers and approves at each meeting, as needed, anticipated audit and permissible non-audit services to be provided by the auditors during the year and estimated fees.

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

20.1	Text of public announcement issued April 10, 2023 (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on April 13, 2023).

21.1	Subsidiaries of CLS Holdings USA, Inc. (incorporated by reference from Exhibit 21.1 in the Company’s Annual Report on Form 10-K filed with the SEC on August 24, 2023.)

31.1

Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 31.1 in the Company’s Annual Report on Form 10-K filed with the SEC on August 24, 2023.)

31.2*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.1 in the Company’s Annual Report on Form 10-K filed with the SEC on August 24, 2023.)

32.2*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Management Contract or Compensation Plan
*	Filed herewith.
**	Previously filed with the Company’s Annual Report on Form 10-K filed with the SEC on August 24, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLS HOLDINGS USA, INC.

Date: October 3, 2023	By:	/s/ Andrew Glashow
Andrew Glashow
Chief Executive Officer and Chairman of the Board of CLS Holdings USA, Inc.
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Andrew Glashow	Director, Chief Executive Officer and Chairman of the	October 3, 2023
Andrew Glashow	Board of CLS Holdings USA, Inc. (Principal Executive, Financial and Accounting Officer)

/s/ Ross Silver	Director	October 3, 2023
Ross Silver

/s/ David Zelinger
David Zelinger	Director	October 3, 2023