Form 10-Q
period 2023-08-31
CLS Holdings USA, Inc.
filed 2023-10-12
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55546

CLS HOLDINGS USA, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-1352286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

516 S. 4th Street, Las Vegas Nevada, 89101

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 72,543,141 shares of $0.0001 par value common stock outstanding as of October 9, 2023.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended August 31, 2023

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2023	2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,034,680	$998,421
Accounts Receivable	758,032	431,204
Inventory	3,051,484	3,012,932
Prepaid expenses and other current assets	125,148	148,953
Total current assets	4,969,344	4,591,510

Property, plant and equipment, net of accumulated depreciation of $2,845,872 and $2,687,146	2,775,034	2,913,077
Right of use assets, operating leases	1,551,841	1,641,577
Intangible assets, net of accumulated amortization of $156,656 and $588,217	201,337	209,088
Goodwill	557,896	557,896
Other assets	215,675	157,500

Total assets	$10,271,127	$10,070,648

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	3,374,430	$2,728,572
Accrued interest, current	756,820	634,594
Loans payable	78,537	471,380
Lease liability - operating leases, current	404,889	374,004
Lease liability - financing leases, current	90,871	86,887
Taxes Payable	7,229,981	6,752,457
Notes payable	1,754,168	1,439,584
Convertible notes payable - current	2,852,160	2,952,160
Convertible notes payable. related party - current	900,891	900,891

Total current liabilities	17,442,747	16,340,529

Noncurrent liabilities
Lease liability - operating leases, non-current	1,426,479	1,544,283
Lease liability - financing leases, non-current	175,777	200,280
Notes payable, non-current, net of discount of $739,621 and $902,339	1,735,378	2,033,077
Convertible notes payable – non-current	2,852,159	2,852,159
Convertible notes payable, related party – non-current	900,892	900,892

Total Liabilities	24,533,432	23,871,220

Commitments and contingencies	-	-

Stockholder's deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 187,500,000 shares authorized at August 31, 2023 and May 31, 2023; 72,543,141 and 72,543,141 shares issued and outstanding at August 31, 2023 and May 31, 2023	7,255	7,255
Additional paid-in capital	96,147,784	96,147,784
Common stock subscribed	65,702	65,702
Accumulated deficit	(109,343,287)	(108,879,446)
Stockholders’ deficit attributable to CLS Holdings, Inc.	(13,122,546)	(12,658,705)
Non-controlling interest	(1,139,759)	(1,141,867)
Total stockholders’ deficit	(14,262,305)	(13,800,572)

Total liabilities and stockholders' deficit	$10,271,127	$10,070,648

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2023	August 31, 2022

Revenue	$5,114,527	$6,044,927
Cost of goods sold	2,840,601	3,144,417
Gross margin	2,273,926	2,900,510

Selling, general and administrative expenses	2,729,900	3,060,615
Total operating expenses	2,729,900	3,060,615

Operating loss	(455,974)	(160,105)

Other (income) expense:
Interest expense, net	457,472	766,670
Employee retention tax credit income	(924,862)	-
Loss on equity investment	-	234,430
Gain on settlement of accounts payable	(4,375)	-
Gain on settlement of note receivable	-	(348,165)
Total other (income) expense	(471,765)	652,935

Income (Loss) before income taxes	15,791	(813,040)

Provision for income tax	(477,524)	(519,085)

Net loss	(461,733)	(1,332,125)

Non-controlling interest	(2,108)	183,647

Net loss attributable to CLS Holdings, Inc.	$(463,841)	$(1,148,478)

Net loss per share - basic	$(0.01)	$(0.04)

Net loss per share - diluted	$(0.01)	$(0.04)

Weighted average shares outstanding - basic	72,543,141	32,052,021

Weighted average shares outstanding - diluted	72,543,141	32,052,021

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional			Non-
	Common Stock		Paid In	Stock	Accumulated	controlling
	Amount	Value	Capital	Payable	Deficit	interest	Total

Balance, May 31, 2022	32,052,021	$3,206	$77,954,748	$70,092	$(95,079,817)	$(97,211)	$(17,148,982)

Net loss for the three months ended August 31, 2022 (unaudited)	-	-	-	-	(1,148,478)	(183,647)	(1,332,125)

Balance, August 31, 2022	32,052,021	3,206	$77,954,748	$70,092	$(96,228,295)	$(280,858)	$(18,481,107)

Balance, May 31, 2023	72,543,141	$7,255	$96,147,784	$65,702	$(108,879,446)	$(1,141,867)	$(13,800,572)

Net loss for the three months ended August 31, 2023 (unaudited)	-	-	-	-	(463,841)	2,108	(461,733)

Balance, August 31, 2023	72,543,141	$7,255	$96,147,784	$65,702	$(109,343,287)	$(1,139,759)	$(14,262,305)

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2023	August 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(461,733)	$(1,332,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity investment	-	234,430
Amortization of debt discounts and fees	171,656	194,774
Gain on settlement of note receivable	-	(348,165)
Gain on settlement of accounts payable	(4,375)	-
Depreciation and amortization expense	166,474	236,935
Bad debt expense	300	-
Changes in assets and liabilities:
Accounts receivable	(327,128)	(120,942)
Prepaid expenses and other current assets	23,805	(112,080)
Inventory	(38,552)	(798,707)
Right of use asset	89,736	86,749
Accounts payable and accrued expenses	650,236	90,406
Accrued interest	122,226	(32,149)
Deferred tax liability	477,524	519,085
Operating lease liability	(86,919)	(79,974)
Net cash used in operating activities	783,250	(1,461,763)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(20,683)	(88,233)
Payment for construction security deposit	(58,175)	-
Investment in Quinn River	-	(805,234)
Proceeds from collection of note receivable	-	348,165
Net cash provided by (used in) investing activities	(78,858)	(545,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	-	650,115
Repayments of loan payable	(401,781)	(585,962)
Principal payments on notes payable	(145,833)	-
Repayments on convertible debt	(100,000)	-
Principal payments on finance leases	(20,519)	(16,907)
Net cash used in financing activities	(668,133)	47,246

Net decrease in cash and cash equivalents	36,259	(1,959,819)

Cash and cash equivalents at beginning of period	998,421	2,551,859

Cash and cash equivalents at end of period	$1,034,680	$592,040

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$163,783	$679,604
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial ROU asset and lease liability - operating	$-	$46,475

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2023

(Unaudited)

Note 1: Nature of Business and Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company has adopted a fiscal year end of May 31st.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of CLS Holdings USA, Inc.; its direct and indirect wholly owned operating subsidiaries, CLS Nevada, Inc., (“CLS Nevada”), CLS Labs, Inc. (“CLS Labs”), CLS Labs Colorado, Inc. (“CLS Colorado”), CLS Massachusetts, Inc. (“CLS Massachusetts”), and Alternative Solutions, LLC (“Alternative Solutions”); and wholly owned inactive subsidiaries CLS Labs Colorado, Inc. (“CLS Colorado”) and CLS Massachusetts, Inc. (“CLS Massachusetts”). Alternative Solutions is the sole owner of the following three entities (collectively, the “Oasis LLCs”): Serenity Wellness Center, LLC (“Serenity Wellness Center”); Serenity Wellness Products, LLC (“Serenity Wellness Products”); and Serenity Wellness Growers, LLC (“Serenity Wellness Growers”). The accompanying consolidated financial statements also include the accounts of CLS CBD in which the company owns a 95% ownership interest and a variable interest entity, Kealii Okamalu, LLC (“Kealii Okamalu”), in which the Company owns a 50% interest. All material intercompany transactions have been eliminated upon consolidation of these entities.

Nature of Business

CLS Holdings USA, Inc. (the “Company”) was originally incorporated as Adelt Design, Inc. (“Adelt”) on March 31, 2011 to manufacture and market carpet binding art. Production and marketing of carpet binding art never commenced.

We currently operate a retail marijuana dispensary within walking distance to the Las Vegas Strip and a small-scale cultivation facility, as well as a product manufacturing facility and a wholesale distribution operation in North Las Vegas. The vertically integrated business model drives strong margins to the bottom line on a portion of sales at the dispensary.

Our retail dispensary is a single location operation in Nevada and occupies over 5,000 square feet. This location, which is easily accessible by tourists, is currently open 19.5 hours per day for walk-in service. Curbside and in store express pick up is available between the hours of 8:00am and 12:00am. Oasis dispensary also delivers cannabis to residents between the hours of 8:00 AM and 10:00 PM. The central location provides logistical convenience for delivery to all parts of the Las Vegas valley.

Our wholesale operations, which occupies approximately 10,000 square feet of a 22,000 square foot warehouse, began sales to third parties in August 2017 and completed construction and received a certificate of occupancy for its state-of-the-art extraction facility in December of 2019. We have made sales to over 85 external customers as of August 31, 2023. Our existing product line includes vaporizers, tinctures, ethanol produced THC distillate, and live and cured hydrocarbon concentrates. At present, the City Trees cultivation facility only grows breeding stock to preserve valuable genetics and does not offer its crops for sale or processing. As a result, all raw materials for manufacturing are sourced from third parties.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $1,034,680 and $998,421 as of August 31, 2023 and May 31, 2023, respectively. The increase in cash and cash equivalents is a function of cash generated by operations.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had $300 and $0 of bad debt expense during the three months ended August 31, 2023 and 2022, respectively.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At August 31, 2023, the net carrying value of goodwill on the Company’s balance sheet remained at $557,896.

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company was eligible for a refundable employee retention tax credit (the “ERTC”), subject to certain criteria. As ERTCs are not within the scope of ASC 740, Income Taxes, the Company has chosen to account for the ERTCs by analogizing to the International Standard IAS 20, Accounting/or Government Grants and Disclosure of Government Assistance (“IAS 20”). In accordance with IAS 20, an entity recognizes government grants only when there is reasonable assurance that the entity will comply with the conditions attached to them and the grants will be received. During the three months ended August 31, 2023, the Company received an aggregate of $924,862, which was accounted for as other income on the Company’s condensed consolidated statement of operations.

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

Non-Controlling Interests

The Company reports “non-controlling interest in subsidiary” as a component of equity, separate from parent’s equity, on the Consolidated Balance Sheets. In addition, the Company’s Consolidated Statements of Operations includes “net income (loss) attributable to non-controlling interest.” During the three months ended August 31, 2023 and 2022, the Company reported a non-controlling interest in the amount of ($2,108) and $183,647, respectively, representing 50% of the (income) loss incurred by its partially owned subsidiary, Kealii Okamalu.

Variable Interest Entities

The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities (“VIE”), where the Company is the primary beneficiary under the provisions of ASC 810, Consolidation (“ASC 810”). A VIE must be consolidated by its primary beneficiary when, along with its affiliates and agents, the primary beneficiary has both: (i) the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The Company reconsiders whether an entity is still a VIE only upon certain triggering events and continually assesses its consolidated VIEs to determine if it continues to be the primary beneficiary. See Note 3.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $126,311 and $222,893 for the three months ended August 31, 2023 and 2022, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $1,465 and $0 for the three months ended August 31, 2023 and 2022, respectively.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended August 31, 2023 and 2022:

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2023	August 31, 2022
Cannabis Dispensary	3,308,542	3,888,557
Cannabis Production	1,805,985	2,156,370
	$5,114,527	$6,044,927

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At August 31, 2023 and 2022, the Company had the following potentially dilutive instruments outstanding: at August 31, 2023, a total of 41,715,637 shares (21,181,449 issuable upon the exercise of warrants, 20,516,688 issuable upon the conversion of convertible notes payable and accrued interest, and 17,500 in stock to be issued); and at August 31, 2022, a total of 18,439,925 shares (1,729,924 issuable upon the exercise of warrants, 256,550 issuable upon the exercise of unit warrants, 16,423,451 issuable upon the conversion of convertible notes payable and accrued interest, and 30,000 in stock to be issued).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the three months ended August 31, 2023 and 2022. For the three months ended August 31, 2023 and 2022, the Company excluded from the calculation of fully diluted earnings per share the following instruments which were anti-dilutive: shares issuable pursuant to the conversion of notes payable and accrued interest, shares issuable pursuant to the exercise of warrants, and shares of common stock issuable.

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

Note 2: Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $109,343,287 as of August 31, 2023. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with revenues from operations. The Company has reported positive cash generated from operating activities for the last three quarters, including the three months ended August 31, 2023.

Note 3: Joint Venture

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

During the year ended May 31, 2023, Kealii Okamalu made cash investments in the aggregate amount of $304,145 in the Quinn River Joint Venture. During the year ended May 31, 2023, the Quinn River Joint Venture recorded a loss in the amount of $536,022. One-third of this amount, or $178,674, was charged to the financial statements of Kealii Okamalu and recorded as a loss on equity investment in the Company’s financial statements for the year ended May 31, 2023. The Company additional cash investments, less the loss on the joint venture for the year ended May 31, 2023 resulted in a net increase in the Company’s equity investment in the Quinn River Joint Venture from $496,575 to $595,046 at May 31, 2023. There was no additional investment made in the Quinn River Joint Venture during the three months ended August 31, 2023.

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

Following the impairment charge the net book value of the Company’s investment in Kealii Okamalu and the Quinn River Joint Venture at August 31, 2023 is $0.

Note 4: Accounts Receivable

Accounts receivable was $758,032 and $431,204 at August 31, 2023 and May 31, 2023, respectively. The Company had bad debt expense of $300 and $0 during the three months ended August 31, 2023 and 2022. No allowance for doubtful accounts was necessary during the three months ended August 31, 2023 and 2022.

Note 5: Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	August 31,	May 31,
	2023	2023
Raw materials	$299,306	$399,728
Finished goods	2,752,178	2,613,204
Total	$3,051,484	$3,012,932

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 6: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at August 31, 2023 and May 31, 2023:

	August 31,	May 31,
	2023	2023
Prepaid expenses	125,148	147,953
Employee receivable	-	1,000
Total	$125,148	$148,953

Prepaid expenses consist primarily of annual license fees charged by the State of Nevada; these fees are paid in advance and amortized over the one-year term of the licenses.

Note 7: Note Receivable

On October 31, 2018, the Company loaned $5,000,000 to In Good Health, Inc. (“IGH”) in connection with an option to purchase transaction (the “IGH Option”).

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

On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and the IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid the Company $3,000,000, $500,000 of which was paid on or before June 21, 2021. A second payment of $500,000 was paid on or before July 12, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments beginning on August 12, 2021, pursuant to the terms of the promissory note. During the year ended May 31, 2022, the Company received $2,740,820 under the IGH Settlement Note, which included $2,666,670 in principal and $74,150 in accrued interest. During the three months ended August 31, 2022, the Company received $348,165 under the IGH Settlement Note, which included $333,333 in principal and $14,832 in accrued interest. As of May 31, 2023, the IGH Settlement Note had been repaid in full. The Company records amounts paid under the IGH Settlement Note as gains when payments are received. The Company recorded the amount of $348,165 as a gain on settlement of note receivable during the three months ended August 31, 2022.

Note 8: Property, Plant and Equipment

Property, plant and equipment consisted of the following at August 31, 2023 and May 31, 2023:

	August 31, 2023	May 31, 2023
Office equipment	$151,026	$148,243
Furniture and fixtures	148,358	148,358
Machinery & Equipment	2,410,358	2,392,458
Leasehold improvements	2,911,164	2,911,164
Less: accumulated depreciation	(2,845,872)	(2,687,146)
Property, plant, and equipment, net	$2,775,034	$2,913,077

The Company made payments in the amounts of $20,683 and $88,233 for property and equipment during the three months ended August 31, 2023 and 2022, respectively.

Depreciation expense totaled $158,723 and $208,190 for the three months ended August 31, 2023 and 2022, respectively.

Note 9: Right of Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 10.5 years, some of which include options to extend.

The Company’s lease expense for the three months ended August 31, 2023 and 2022 was entirely comprised of operating leases and amounted to $123,408 and $124,388, respectively. The Company’s right of use (“ROU”) asset amortization for the three months ended August 31, 2023 and 2022 was $89,736 and $86,749, respectively.

The Company has recorded total right of use assets of $4,159,621 and liabilities in the amount of $4,116,221 through August 31, 2023.

Right of use assets – operating leases are summarized below:

August 31, 2023
Amount at inception of leases	$4,159,621
Amount amortized	(2,401,892)
Prior Period Impairment of Quinn River Lease	(205,888)
Balance – August 31, 2023	$1,551,841

Operating lease liabilities are summarized below:

Amount at inception of leases	$4,116,221
Amount amortized	(2,284,853)
Balance – August 31, 2023	$1,831,368

Warehouse and offices	$1,619,629
Land	205,888
Office equipment	5,851
Balance – August 31, 2023	$1,831,368

Lease liability	$1,831,368
Less: current portion	(404,889)
Lease liability, non-current	$1,426,479

Maturity analysis under these lease agreements is as follows:

Twelve months ended August 31, 2024	$529,435
Twelve months ended August 31, 2025	519,444
Twelve months ended August 31, 2026	376,797
Twelve months ended August 31, 2027	227,999
Twelve months ended August 31, 2028	233,362
Thereafter	461,229
Total	$2,348,266
Less: Present value discount	(516,898)
Lease liability	$1,831,368

Note 10: Intangible Assets

Intangible assets consisted of the following at August 31, 2023 and May 31, 2023:

	August 31, 2023
		Accumulated
	Gross	Amortization	Impairment	Net
License & Customer Relations	$110,000	$(28,417)	-	$81,583
Tradenames - Trademarks	222,000	(114,700)	-	107,300
Domain Names	25,993	(13,539)	-	12,454
Total	$357,993	$(156,656)	-	$201,337

	May 31, 2023
		Accumulated
	Gross	Amortization	Impairment	Net
Intellectual Property	$319,600	$(157,137)	$(162,463)	$-
License & Customer Relations	990,000	(243,375)	(663,667)	82,958
Tradenames - Trademarks	301,000	(147,992)	(40,158)	112,850
Non-compete Agreements	27,000	(27,000)	-	-
Domain Names	25,993	(12,713)	-	13,280
Total	$1,663,593	$(588,217)	$(866,288)	$209,088

Total amortization expense charged to operations for the three months ended August 31, 2023 and 2022 was $7,751 and $28,745, respectively.

Amount to be amortized during the twelve months ended August 31,
2024	$31,036
2025	31,036
2026	31,036
2027	30,146
2028	24,000
Thereafter	54,083
$201,337

Note 11: Goodwill

Goodwill in the amount of $557,896 is carried on the Company’s balance sheet at August 31, 2023 and May 31, 2023 in connection with the acquisition of Alternative Solutions on June 27, 2018.

Goodwill Impairment Test

The Company assessed its intangible assets as of May 31, 2022 and 2021 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company determined that the fair value of its intangible assets exceeded the carrying value of goodwill at August 31, 2023 and May 31, 2023. As a result, no impairment was recorded. At August 31, 2023 and May 31, 2023, the net amount of goodwill on the Company’s balance sheet was $557,896.

Note 12: Other Assets

Other assets included the following as of August 31, 2023 and May 31, 2023:

	August 31,	May 31,
	2023	2023
Construction deposit	$58,175	$-
Security deposits	157,500	157,500
	$215,675	$157,500

During the three months ended August 31, 2023, the Company paid a deposit in the amount of $58,175 for design and architectural work on construction planned for its Las Vegas lounge.

Note 13: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at August 31, 2023 and May 31, 2023:

	August 31, 2023	May 31, 2023
Trade accounts payable	$2,555,625	$1,793,585
Accrued payroll and payroll taxes	390,935	311,505
Accrued liabilities	427,870	623,482
Total	$3,374,430	$2,728,572

Note 14: Loans Payable

2022 Financing Agreement CBR

Effective September 30, 2022, the Company entered into a Business Loan and Security Agreement with CBR Capital LLC to borrow $900,000 (the “CBR Loan”). The CBR Loan is repayable in 48 weekly installments in the amount of $13,312.50 for weeks 1-8 and $29,287.50 for weeks 9-48. CBR Capital LLC has stated that it is aware of the Canaccord Debentures and the U.S. Convertible Debentures and will agree to subordinate the CBR security interest to these debenture holders.

During the year ended May 31, 2023, the Company received cash proceeds in the amount of $873,000 from the loan agreement. During the year ended May 31, 2023, the Company made payments in the amount of $838,688. Of these payments $506,014 was principal and $332,674 was interest for the year ended May 31, 2023. At the inception of the loan, the Company recorded a discount in the amount of $27,000 related to prepaid fees. During the year ended May 31, 2023, the Company amortized $18,563 of these fees to interest expense, the balance of the discount remaining at May 31, 2023 is $8,438. During the three months ended August 31, 2023, the Company made payments of principal and interest in the amount of $336,611 and $44,125, respectively, on the CBR Loan. Also during the three months ended August 31, 2023, the Company amortized $7,312 of prepaid fees to interest expense. At August 31, 2023 and May 31, 2023, the balance due under the CBR Loan was $56,250 and $385,550 net of discount, respectively.

2022 Financing Agreement TVT

Effective October 21, 2022, we entered into a Purchase and Sale of Future Receipts Agreement with TVT Business Funding LLC to borrow $200,000 (the “TVT Loan”). The TVT Loan is repayable in 48 weekly installments in the amount of $5,916.67.

During the year ended May 31, 2023, the Company received cash proceeds in the amount of $194,000 from the TVT Loan. During the year ended May 31, 2023, the Company made payments in the amount of $183,417. Of these payments $112,045 was principal and $71,372 was interest for the year ended May 31, 2023. At the inception of the loan, the Company recorded a discount in the amount of $6,000 related to prepaid fees. During the year ended May 31, 2023, the Company amortized $3,875 of these fees to interest expense, the balance of the discount remaining at May 31, 2023 is $2,125. During the three months ended August 31, 2023, the Company made principal and interest payments in the amount of $65,170 and $11,416, respectively, on the TVT Loan. Also during the three months ended August 31, 2023, the Company amortized $1,626 of prepaid fees to interest expense. At August 31, 2023 and May 31, 2023, the balance due under the TVT Loan was $22,287 and $85,830 net of discount, respectively.

Note 15: Convertible Notes Payable

August 31, 2023	May 31, 2023

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 2 was convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. On July 26, 2019, U.S. Convertible Debenture 2 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. convertible Debenture 2, the conversion price of U.S. Convertible Debenture 2 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 2 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the three months ended August 31, 2023 and 2022, the Company accrued interest in the amounts of $9,009 and $22,522 on the U.S. Convertible Debenture 2, respectively. During the three months ended August 31, 2023 and 2022, the Company made interest payments in the amounts of $0 and $22,522, respectively. On April 15, 2021, the U.S. Convertible Debenture 2 was amended as follows: (i) the conversion price of the debentures was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $509,700 during the year ended May 31, 2021. On September 15, 2022, the U.S. Convertible Debenture 2 was further amended as follows: (i) the conversion price of debentures with a principal amount of $675,668 was reduced to $0.285 per unit, and these debentures along with accrued interest in the amount of $11,261 were converted to 2,410,279 shares of common stock and warrants to purchase 1,205,140 shares of common stock; (ii) the conversion price of the remaining debentures with a principal amount of $450,446 was reduced to $0.40 per share; (iii) the maturity date of 50% of the remaining debentures with a principal amount of $225,223 was extended to December 31, 2023, and the maturity date of 50% of the remaining debentures with a principal amount of $225,223 was extended to December 31, 2024; and (iv) the conversion price of the warrants issuable upon conversion of the debentures was reduced to $0.40. The value of the warrants will be determined when the issuance becomes probable, which the Company believes is unlikely to occur until the conversion price of the debentures is below the market price of the Company’s common stock. This amendment was accounted for as an extinguishment of debt, and a loss in the amount of $422,331 was recorded on this transaction. The fair values of the warrants and conversion options included in the calculation of the loss on extinguishment of debt were $223,515 and $198,816, respectively.

450,446	450,446

August 31, 2023	May 31, 2023

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 4 was convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of U.S. Convertible Debenture 4 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 4 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the years ended May 31, 2023 and 2022, the Company accrued interest in the amounts of $41,900 and $47,928 on the U.S. Convertible Debenture 4, respectively. During the years ended May 31, 2023 and 2022, the Company made interest payments in The amounts of $23,964 and $47,928, respectively. On April 19, 2021, the U.S. Convertible Debenture 4 was amended as follows: (i) the conversion price of the debenture was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 25, 2021 to October 25, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $271,164 during the year ended May 31, 2021. On October 25, 2022, the Company received a notice of demand from the lender, placing the U.S. Convertible Debt 4 into default status. On November 1, 2022, the Company entered into a forbearance agreement with the lender (the “Forbearance Agreement”) with the following terms: (i) the Company will pay the lender the amount of $150,000 on November 2, 2022, and an additional $50,000 each month for the following nine months, or a total of $600,000; (ii) the default interest rate of 12% will be applied on the existing principal balances until paid in full; (iii) lender shall forbear from taking any further action based upon the existing default. As a result of this agreement, the Company capitalized $3,283 of accrued interest. During the three months ended August 31, 2023 and 2022, the Company accrued interest in the amount of $0 and $11,982, respectively, on the U.S. Convertible Debenture 4. The Company recognized a gain in the amount of $2,384 on this transaction during the year ended May 31, 2023. During the three months ended August 31, 2023, the Company made payments in the aggregate amount of $100,000, pursuant to Forbearance Agreement.

-	100,000

	August 31, 2023	May 31, 2023

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures were to mature on a date that was three years following issuance. The Canaccord Debentures were convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 8,081 shares of the Company’s common stock, and warrants to purchase 4,040 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the three months ended August 31, 2023 and 2022, the Company accrued interest in the amounts of $105,077 and $264,383 on the Canaccord Debentures, respectively. During the three months ended August 31, 2023 and 2022, the Company made interest payments in the amounts of $0 and $264,383, respectively. On March 31, 2021, the Canaccord Debentures were amended as follows: (i) the conversion price of the debentures was reduced to $1.20 per unit; (ii) the maturity date was extended from December 12, 2021 to December 12, 2022; (iii) the mandatory conversion threshold was reduced from a daily volume weighted average trading price of greater than $4.80 per share to $2.40 per share for the preceding ten consecutive trading days; and (iv) the exercise price of the warrants issuable upon conversion was reduced from $4.40 to $1.60 and the expiration of the warrants extended until March 31, 2024. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $3,286,012 during the year ended May 31, 2021. During the year ended May 31, 2022, principal In the aggregate amount of $281,000 was converted into an aggregate of 234,167 shares of the Company’s common stock, and warrants to purchase 117,084 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. On September 15, 2022, the Canaccord Debentures were further amended as follows: (i) the conversion price of debentures with a principal amount of $7,965,278 was reduced to $0.285 per unit, and these debentures along with accrued interest in the amount of $132,755 were converted to 28,414,149 shares of common stock and warrants to purchase 14,207,075 shares of common stock; (ii) the conversion price of the remaining debentures with a principal amount of $52,53,873 was reduced to $0.40 per share; (iii) the maturity date of 50% of the remaining debentures with a principal amount of $2,626,936.50 was extended to December 31, 2023, and the maturity date of 50% of the remaining debentures with a principal amount of $2,626,936.50 was extended to December 31, 2024; and (iv) the conversion price of the warrants issuable upon conversion of the debentures was reduced to $0.40. The value of the warrants will be determined when the issuance becomes probable, which the Company believes is unlikely to occur until the conversion price of the debentures is below the market price of the Company’s common stock. This amendment was accounted for as an extinguishment of debt, and a loss in the amount of $4,547,660 was recorded on this transaction. The fair values of the warrants and conversion options included in the calculation of the loss on extinguishment of debt were $2,623,852 and $1,923,808, respectively.

	5,253,873	5,253,873

Convertible Notes Payable	$5,704,319	$5,804,319

	August 31, 2023	May 31, 2023
Total – Convertible Notes Payable, Net of Discounts, Current Portion	$2,852,160	$2,952,160
Total – Convertible Notes Payable, Net of Discounts, Long-term Portion	$2,852,159	$2,852,159

Note 16: Convertible Notes Payable – Related Party

August 31, 2023	May 31, 2023

Convertible debenture in the principal amount of $4,000,000 to a related party (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 1 was convertible into units (the “Convertible Debenture Units”) at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of U.S. Convertible Debenture 1 would be reduced to such issuance price, and the exercise price of the warrant Issuable in connection with U.S. Convertible Debenture 1 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the three months ended August 31, 2023 and 2022, the Company accrued interest in the amounts of $36,036 and $90,089 on the U.S. Convertible Debenture 1, respectively. During the three months ended August 31, 2023 and 2022, the Company made interest payments in the amounts of $0 and $90,089, respectively. On April 15, 2021, the U.S. Convertible Debenture 1 was amended as follows: (i) the conversion price of the debenture was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $2,038,803 during the year ended May 31, 2021 in connection with the amendment. On September 15, 2022, the U.S. Convertible Debenture 1 was further amended as follows: (i) the conversion price of debentures with a principal amount of $2,702,674 was reduced to $0.285 per unit, and these debentures along with accrued interest in the amount of $45,044 were converted to 9,641,118 shares of common stock and warrants to purchase 4,820,560 shares of common stock; (ii) the conversion price of the remaining debentures with a principal amount of $1,801,783 was reduced to $0.40 per share; (iii) the maturity date of 50% of the remaining debentures with a principal amount of $900,891.50 was extended to December 31, 2023, and the maturity date of 50% of the remaining debentures with a principal amount of $900,891.50 was extended to December 31, 2024; and (iv) the conversion price of the warrants issuable upon conversion of the debentures was reduced to $0.40. The value of the warrants will be determined when the issuance becomes probable, which the Company believes is unlikely to occur until the conversion price of the debentures is below the market price of the Company’s common stock. This amendment was accounted for as an extinguishment of debt, and a loss in the amount of $1,689,368 was recorded on this transaction. The fair values of the warrants and conversion options included in the calculation of the loss on extinguishment of debt were $894,090 and $795,278, respectively.

$1,801,783	$1,801,783

	August 31, 2023	May 31, 2023
Total – Convertible Notes Payable - Related Party, Current Portion	$900,891	$900,891
Total – Convertible Notes Payable – Related Party, Long-term Portion	$900,892	$900,892

Note 17: Notes Payable

August 31, 2023	May 31, 2023

Debenture in the principal amount of $250,000 (the “Debenture 1”) dated December 1, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 1 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 75,758 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 1 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,223 on Debenture 1. During the three months ended August 31, 2023 and 2022, $1,275 and $1,667 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $187,500 on Debenture 1. During the three months ended August 31, 2023 and 2022, $13,876 and $18,145 of this original issue discount was charged to operations, respectively. During the three months ended August 31, 2023 and 2022, the Company accrued interest in the amounts of $9,375 and $9,375 on Debenture 1, respectively. During the three months ended August 31, 2023 and 2022, the Company made interest payments in the amounts of $9,375 and $22,917, respectively. On May 31, 2023, the Debenture 1 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

$250,000	$250,000

Debenture in the principal amount of $250,000 (the “Debenture 2”) dated December 21, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 2 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 75,758 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 2 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $10,428 on Debenture 2. During the three months ended August 31, 2023 and 2022, $1,009 and $1,009 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $187,500 on Debenture 2. During the three months ended August 31, 2023, $18,145 and $18,145 of this original issue discount was charged to operations, respectively. During the three months ended August 31, 2023 and 2022, the Company accrued interest in the amounts of $6,224 and $9,375 on Debenture 2, respectively. During the three months ended August 31, 2023 and 2022, the Company made interest payments in the amounts of $12,370 and $20,833, respectively. During the three months ended August 31, 2023 and 2022, the Company made principal payments in the amount of $145,833 and $0 on Debenture 2, respectively. On May 31, 2023, the Debenture 2 was amended as follows: (1) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and Interest monthly through the maturity date.

104,167	250,000

August 31, 2023	May 31, 2023

Debenture in the principal amount of $500,000 (the “Debenture 3”) dated December 21, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 3 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 3 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $19,335 on Debenture 3. During the three months ended August 31, 2023 and 2022, $1,541 and $1,871 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 3. During the three months ended August 31, 2023 and 2022, $29,886 and $36,290 of this original issue discount was charged to operations, respectively. During the three months ended August 31, 2023 and 2022, the Company accrued interest in the amounts of $18,750 and $18,750 on Debenture 3, respectively. During the three months ended August 31, 2023 and 2022, the Company made interest payments in the amounts of $18,750 and $41,458, respectively. On May 31, 2023, the Debenture 3 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

500,000	500,000

Debenture in the principal amount of $500,000 (the “Debenture 4”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 4 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 4 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 4. During the three months ended August 31, 2023 and 2022, $1,413 and $1,715 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 4. During the three months ended August 31, 2023 and 2022, $30,882 and $37,500 of this original issue discount was charged to operations, respectively. During the three months ended August 31, 2023 and 2022, the Company accrued interest in the amounts of $18,750 and $18,750 on Debenture 4, respectively. During the three months ended August 31, 2023 and 2022, the Company made interest payments in the amounts of $18,750 and $38,750, respectively. On May 31, 2023, the Debenture 4 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

500,000	500,000

Debenture in the principal amount of $500,000 (the “Debenture 5”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 5 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 5 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 5. During the three months ended August 31, 2023 and 2022, $1,413 and $1,715 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 5. During the three months ended August 31, 2023 and 2022, $30,882 and $37,500 of this original issue discount was charged to operations, respectively. During the three months ended August 31, 2023 and 2022, the Company accrued interest in the amounts of $18,750 and $18,750 on Debenture 5, respectively. During the three months ended August 31, 2023 and 2022, the Company made interest payments in the amounts of $18,750 and $38,750, respectively. On May 31, 2023, the Debenture 5 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

500,000	500,000

	August 31, 2023	May 31, 2023

Debenture in the principal amount of $500,000 (the “Debenture 6”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 6 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 6 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 6. During the three months ended August 31, 2023 and 2022, $1,413 and $1,715 of this discount was charged to operations, respectively. The Company recorded an original issue discount in the amount of $375,000 on Debenture 6. During the three months ended August 31, 2023 and 2022, $30,882 and $37,500 of this original issue discount was charged to operations, respectively. During the three months ended August 31, 2023 and 2022, the Company accrued interest in the amounts of $18,750 and $18,750 on Debenture 6, respectively. During the three months ended August 31, 2023 and 2022, the Company made interest payments in the amounts of $18,750 and $38,750, respectively. On May 31, 2023, the Debenture 6 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

	500,000	500,000

Total	2,354,167	2,500,000
Original Issue Discount	1,875,000	1,875,000
Notes Payable, Gross	4,229,167	4,375,000
Less: Discount	(739,621)	(902,339)
Notes Payable, Net of Discount	3,489,546	3,472,661

	August 31, 2023	May 31, 2023
Total – Notes Payable, Net of Discounts, Current Portion	$1,754,168	$1,439,584
Total – Convertible Notes Payable, Net of Discounts	$1,735,378	$2,033,077

During the three months ended August 31, 2023 and 2022, the Company amortized discounts to interest expense in the amount of $162,718 and $194,774, respectively.

Aggregate maturities of notes payable and convertible notes payable, and convertible notes payable – related parties as of August 31, 2023 are as follows (not including unamortized debt discounts in the amount of $739,621):

For the twelve months ended August 31,

2024	$5,507,219
2025	4,615,550
2026	375,000
2027	375,000
2028	375,000
Thereafter	487,500
Total	$11,735,269

Note 18: Lease Liabilities - Financing Leases

	August 31, 2023	May 31, 2023

Financing lease obligation under a lease agreement for extraction equipment dated March 14, 2022 in the original amount of $359,900 payable in forty-eight monthly installments of $10,173 including interest at the rate of 15.89%. During the three months ended August 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $19,791 and $10,728, respectively. During the three months ended August 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $16,907 and $13,612, respectively.	$257,389	$277,180

Financing lease obligation under an agreement for equipment dated June 20, 2022 in the original amount of $12,400 payable in forty-eight monthly installments of $350 including interest at a rate of 15.78%. During the three months ended August 31, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $728 and $244, respectively. During the three months ended August 31, 2022, the Company made principal and interest payments on this lease obligation in the amounts of $728 and $320, respectively.	$9,259	9,987

Total	$266,648	$287,167

Current portion	$90,871	$86,887
Long-term maturities	175,777	200,280
Total	$266,648	$287,167

Aggregate maturities of lease liabilities – financing leases as of August 31, 2023 are as follows:

For the period ended August 31,

2024	$90,871
2025	106,146
2026	69,631
2027	-
2028	-
Thereafter	-
Total	$266,648

Note 19: Stockholders’ Equity

The Company’s authorized capital stock consists of 187,500,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

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

Common stock transactions for the three months ended August 31, 2023

None.

Common stock transactions for the three months ended August 31, 2022

None.

The following table summarizes the significant terms of warrants outstanding at August 31, 2023. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants

$0.40	20,232,775	2.04	$0.40	20,232,775	$0.40
$1.60	191,094	2.04	$1.60	191,094	$1.60
$1.65	757,580	1.33	$1.65	757,580	$1.65
	21,181,449	2.02	$0.46	21,181,449	$0.46

Transactions involving warrants are summarized as follows. This table does not include the unit warrants. See Unit Warrants section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2022	1,729,924	$1.98
Granted	20,232,775	$0.40
Exercised	-	$-
Cancelled / Expired	(781,250)	$0.60
Warrants outstanding at May 31, 2023	21,181,449	$0.46
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	-	$-
Warrants outstanding at August 31, 2023	21,181,449	$0.46

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

Note 20: Related Party Transactions

As of August 31, 2023 and May 31, 2023, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

During the three months ended August 31, 2023, the Company made payments of $5,000 to each of its three directors for their participation on the Board, for a total of $15,000.

During three months ended August 31, 2023, the Company’s Board of Directors authorized a bonus for its Chief Executive Officer in the amount of $50,000; $25,000 of this amount was paid during the three months ended August 31, 2023, and $25,000 was accrued at August 31, 2023.

During the three months ended August 31, 2023, the Company accrued interest in the amount of $42,042 on a convertible note payable to Navy Capital Green Co-Invest Fund, LLC, an entity that holds greater than 10% of the Company’s common stock outstanding. At August 31, 2023, the principal balance of the convertible note payable to Navy Capital Green Co-Invest Fund, LLC, was $1,801,783.

Note 21: Income Taxes

The following table summarizes the Company’s income tax accrued for the three and months ended August 31, 2023 and 2022:

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

The components of the income tax provision include:

	Three Months Ended August 31,
	2023	2022
Revenue	$5,114,527	$6,044,927
Directly attributable costs	(2,840,601)	(3,573,094)
Deferred	2,273,926	2,471,833
Tax rate	21%	21%
Tax expense	$477,524	$519,085

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

Note 22: Commitments and Contingencies

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Integrity Global Security

On October 20, 2022, Integrity Global Security Inc. (“IGS”) filed a Complaint in the Eighth Judicial District Court, Case No. A-22-860152-C, against Serenity alleging Breach of Contract and Breach of Covenant of Good Faith and Fair Dealing. In its Complaint, IGS alleged that Serenity owes IGS the amount of $48,890 for unpaid invoices related to security services performed at Oasis Cannabis Dispensary and City Trees’ locations in Clark County, Nevada. The Company has accrued the amount of $27,314 in connection with this liability of August 31, 2023.

In response to IGS’s Complaint, Serenity filed an Answer on December 8, 2022, and a Countercomplaint against IGS asserting claims for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, Negligence, Respondent Superior, Intentional Interference with Prospective Economic Advantage and Negligent Hiring, Training, and Supervision for actions related to a violent attack by an IGS employee against a Serenity employee. Serenity amended its Counterclaim on January 20, 2023, to include more information related to Serenity’s damages sustained as a result of IGS’s actions.

IGS filed a Motion to Dismiss Serenity’s Counterclaims on February 10, 2023, which Serenity opposed. However, on May 4, 2023, the morning of the Motion to Dismiss oral argument, IGS’s counsel advised Serenity’s counsel and the Court that IGS was voluntarily withdrawing its Motion to Dismiss. The Court granted IGS’s voluntary withdrawal of the Motion to Dismiss and IGS subsequently filed an Answer to Serenity’s Counterclaim on May 18, 2023.

Shortly thereafter the parties’ counsel attended an Early Case Conference on May 18, 2023, and the parties began exchanging information related to relevant witnesses, documents, and computations of damages. IGS served Serenity with Interrogatories, Requests for Admissions, and Requests for Production of Documents on or about July 20, 2023, while Serenity served IGS with their own Interrogatories and Requests for Production of Documents on or about August 11, 2023. Before any of the parties answered the propounded discovery requests served by the other party, the parties agreed to attend a Judicial Settlement Conference with the Eighth Judicial District Court. Accordingly, the parties entered into a Stipulation to Stay Discovery Pending a Judicial Settlement Conference, which was granted and entered by the Eighth Judicial District Court on September 20, 2023.

The parties are awaiting available dates from the Eighth Judicial District Court for the Judicial Settlement Conference. Until the parties attend the Judicial Settlement Conference, this matter is stayed.

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

●

A lease that commenced January 2018 for 1,000 square feet of storefront space plus 5,900 square feet of warehouse space located at 1800 Industrial Road, Suites 102, 160, and 180, Las Vegas, NV 89102, for a term of five years and for initial base rent of $7,500 per month, with annual increases of 3%. In February 2020, this lease was extended to February 28, 2030 and the monthly rent was increased by $600. At August 31, 2023, the monthly rent on this lease was $10,385.

●

A lease that commenced in February 2019 for 2,504 square feet of office space located at 1800 Industrial Road, Suite 100, Las Vegas, NV 89102 for a term of eighteen months and for initial rent of $3,210 per month, with annual increases of 4%. In February 2020, this lease was extended to February 28, 2030, and the lease was modified to include annual rent increases of 3%. At August 31, 2023, the monthly rent on this lease was $3,649.

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease. These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of August 31, 2023.

Note 23: Subsequent Events

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

The Quinn River Joint Venture Agreement

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

Current Business and Outlook

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

Results of Operations for the Three Months Ended August 31, 2023 and 2022

The table below sets forth our select expenses as a percentage of revenue for the applicable periods:

	Three Months Ended	Three Months Ended
	August 31, 2023	August 31, 2022
Revenue	100%	100%
Cost of Goods Sold	56%	52%
Gross Margin	44%	48%
Selling, General, and Administrative Expenses	53%	51%
Gain on Settlement of Notes Receivable	-%	(6)%
Interest expense	9%	13%
Provision for Income Tax	9%	9%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Three Months Ended	Three Months Ended
	August 31, 2023	August 31, 2022
Number of Customers Served (Dispensary)	71,566	82,944
Revenue	$5,114,527	$6,044,927
Gross Profit	$2,273,926	$2,900,510
Selling, General, and Administrative Expenses	$2,729,900	$3,060,615

Revenues

We had revenue of $5,114,527 during the three months ended August 31, 2023, a decrease of $930,400, or 15%, compared to revenue of $6,044,927 during the three months ended August 31, 2022. Our cannabis dispensary accounted for $3,308,542, or 65%, of our revenue for the three months ended August 31, 2023, a decrease of $580,015, or 15%, compared to $3,888,557 during the three months ended August 31, 2022. Dispensary revenue decreased during the first quarter of fiscal year 2024 because our average sales per day decreased from $42,267 during the first quarter of fiscal year 2023 to $35,962 during the first quarter of fiscal year 2024. Our cannabis production accounted for $1,805,985, or 35%, of our revenue for the three months ended August 31, 2023, a decrease of $350,385 or 16%, compared to $2,156,370 for the three months ended August 31, 2022. The decrease in production revenues for the first quarter of fiscal year 2024 was primarily due to the fact that the overall cannabis market in Nevada has seen a decrease in wholesale pricing, coupled with a slowdown in nonessential expenditures that comes with inflation and an uncertain economy.

Cost of Goods Sold

Our cost of goods sold for the three months ended August 31, 2023 was $2,840,601, a decrease of $303,816, or 10%, compared to cost of goods sold of $3,144,417 for the three months ended August 31, 2022. The decrease in cost of goods sold for the three months ended August 31, 2023 was due primarily due to a decrease in sales. Cost of goods sold was 55.5% of sales during the three months ended August 31, 2023 resulting in a gross margin of 44.5%. Cost of goods sold was 52.0% of sales during the three months ended August 31, 2022 resulting in a gross margin of 48.0%. Cost of goods sold during the first quarter of the 2024 fiscal year primarily consisted of  product cost of $2,400,010, labor and overhead of $331,127, supplies and materials of $100,989, and licenses and fees of $8,475. Cost of goods sold during the first quarter of the 2023 fiscal year primarily consisted of product cost of $2,636,259, labor and overhead of $339,948,  supplies and materials of $151,507, and licenses and fees of $16,703..

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, decreased by $330,715, or approximately 11%, to $2,729,900 during the three months ended August 31, 2023, compared to $3,060,615 for the three months ended August 31, 2022. The decrease in SG&A expenses for the three months ended August 31, 2023 was primarily due to the Company’s efforts to reduce payroll, legal and office related costs, and sales and marketing expenses.

SG&A expense during the three months ended August 31, 2023 was primarily attributable to an aggregate of $2,205,880 in costs associated with operating the Oasis LLCs, a decrease of $339,262 compared to $2,545,142 during the three months ended August 31, 2022. The major components of the decrease were as follows: payroll and related costs of $1,171,719 compared to $1,413,836; lease, facilities, and office costs of $508,158 compared to $700,454; sales and marketing costs of $115,461 compared to $214,897; and depreciation and amortization of $113,039 compared to $161,556. The reductions in costs were primarily the result of our cost cutting efforts. The decrease in SG&A expense for the first quarter was partially offset by an increase in professional fees of $230,872 compared to $150,232 and a decrease in the absorption of costs into cost of goods sold and inventory in the amount of $159,926.

Finally, SG&A increased by $8,547 during the three months ended August 31, 2023 as a result of an increase in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $524,021 from $515,474 during the three months ended August 31, 2022. The major components of this increase compared to the first quarter of fiscal 2023 was an increase in payroll and related costs to $191,479 during the current period from $115,623 during the comparable period of the prior year.

Interest Expense, Net

Our interest expense was $457,472 for the three months ended August 31, 2023, a decrease of $309,198, or 40%, compared to $766,670 for the three months ended August 31, 2022. The decrease in interest expense was primarily due to a decrease in interest related to our convertible debentures in connection with the conversion of $11,343,619 of principal to equity on September 15, 2022. Interest expense also decreased by $21,318 due to a decrease in the amortization of discounts on our notes payable. These decreases were partially offset by an increase in interest on our short-term financing in the amount of $55,603.

Employee Retention Tax Credit

During the three months ended August 31, 2023, the Company received the amount of $924,862 Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). This amount was recorded as other income. There was no comparable transaction in the prior period.

Loss on Equity Investment

During the three months ended August 31, 2022, we had a loss on equity investment in the amount of $234,430. The Company, through its 50% owned subsidiary Kealii Okamalu, owned a one-third interest in the Quinn River Joint Venture. There was no comparable transaction in the current period.

Gain on settlement of accounts payable

During the three months ended August 31, 2023, we settled an outstanding vendor account in the amount of $8,375 for a cash payment of $4,000 representing a gain in the amount of $4,375. There was no comparable transaction in the prior period.

Gain on Settlement of Note Receivable

During the three months ended August 31, 2022, we recorded a gain on the settlement of the IGH Settlement Note in the amount $348,165. This gain on the settlement arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. We vehemently disagreed and litigation ensued. On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and executed the $3,000,000 IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid us $1,000,000 on or before July 21, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments, and the final installment was paid in July 2022. There was no comparable transaction in the current period.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $477,624 during the three months ended August 31, 2023 compared to $519,085 during the three months ended August 31, 2022. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

For the reasons above, our net loss for the three months ended August 31, 2023 was $461,733 compared to a net loss of $1,332,125 for the three months ended August 31, 2022, a decrease of $870,392, or 65%.

Non-Controlling Interest

During the three months ended August 31, 2023 and 2022, the (income) loss associated with the non-controlling interest in Kealii Okamalu was ($2,108) and $183,647, respectively. This amount is comprised of the third-party portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the three months ended August 31, 2023 was $463,841 compared to a net loss of $1,148,478 for the three months ended August 31, 2022, a decrease of $684,637 or 60%.

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

	Three Months Ended August 31, 2023	Three Months Ended August 31, 2022
Net Loss attributable to CLS Holdings, Inc.	$(463,841)	$(1,148,478)
Add:
Interest expense, net	457,472	766,670
Provision for taxes	477,524	519,085
Depreciation and amortization	166,474	236,935
EBITDA (1)	$637,629	$374,212
Less non-recurring gains and losses:
Gain on settlement of accounts payable	$(4,375)	$-
Gain on settlement of notes receivable	-	(348,165)
Employee retention tax credit	(924,862)	-
Loss on equity investment	-	234,430
Adjusted EBITDA (2)	$(291,608)	$260,477

(1)	Net loss plus interest, taxes, depreciation, and amortization.
(2)	EBITDA adjusted for non-recurring gains, losses, and impairments.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at August 31, 2023 and May 31, 2023:

	August 31,	May 31,
	2023	2023
Current Assets	$4,969,344	$4,591,510
Current Liabilities	$17,442,747	$16,340,529
Working Capital (Deficit)	$(12,473,403)	$(11,749,019)

At August 31, 2023, we had a working capital deficit of $12,473,403, a decline in our working capital position of $724,384 compared to the working capital deficit of $11,749,019 we had at May 31, 2023. Our working capital decreased primarily due to an increase in accounts payable and accrued liabilities in the amount of $645,858, and a shift of notes payable from long term to current classification I the amount of $314,584. Our working capital was negatively impacted by an increase in our accrued potential tax liability in the amount of $477,524 as a result of the calculation of our tax liability under 280E, which can change based on the deductibility of applicable expenses and is not necessarily tied to operating income. Our potential tax liability under Section 280E was $7,229,981 at August 31, 2023, representing 41% of total current liabilities.

We have a 50% ownership of Kealii Okamalu which in turn has a 1/3 interest in the Quinn River Joint Venture. We recently completed the first harvest of the Quinn River Joint Venture and have been selling the products derived from that initial harvest since October of 2022. We received inventory with a value of $952,125 from this initial crop. As of the year ended May 31, 2023, the Company’s 50% partner in Kealii Okamalu LLC had defaulted on its obligations under both the Kealii Okamalu LLC Operating Agreement and the Quinn River Joint Venture Agreement by failing to make any of its required capital contribution of $3 million. As a result of the partner’s breach, the Quinn River Joint Venture Agreement was officially terminated in July of 2023. Kealii Okamalu LLC is no longer an active operating entity, and the Company has entered into negotiations directly with the Tribal Council to restructure the Quinn River Joint Venture Agreement. As of the filing of this 10-Q, no new agreement with the Tribal Council has been reached and no new agreement appears to be imminent. The company does not believe it is likely to recover its investment in Kealii Okamalu LLC and has made an impairment charge in the amount of $1,590,742 against these assets during the year ended May 31, 2023. There was no comparable transaction in the prior period.

In September 2022, we successfully refinanced all but one of the U.S. Convertible Debentures and all of the Canaccord Debentures so that 60% of them were converted into equity and the balance of them mature in equal portions in December 2023 and December 2024.

Although our revenues are expected to grow as we expand our operations, we only achieved net income for the first time during our first quarter of fiscal 2022 and we have experienced net losses since such time. Due to our cost control efforts, we have generated positive cash flow from operating activities in the amounts of $783,250, $788,724, and $802,729 for the three months ended August 31, 2023, May 31, 2023, and February 28, 2023 and May 31, 2023. As a result of this improved operational performance and our debt we believe we will have funds sufficient to sustain our operations at their current level, or if we require additional cash, we expect to obtain the necessary funds through short-term financing agreements; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the cannabis business. To address these risks, we must, among other things, seek growth opportunities through investments and acquisitions in our industry, successfully execute our business strategy and successfully navigate business environment in which we currently operate as well as any changes that may arise in the cannabis regulatory environment. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Cash flows provided by operating activities were $783,250 during the three months ended August 31, 2023, an improvement of $2,245,013, or approximately 154%, compared to ($1,461,763) during the three months ended August 31, 2022. In deriving cash flows used in operating activities from the net losses for the three months ended August 31, 2023 and 2022, certain non-cash items were deducted from or added back to the net loss for each such period. These amounts were $334,055 and $317,974 for the three months ended August 31, 2023 and 2022, respectively. For the three months ended August 31, 2023, the most significant items added back to net income were $171,656 of amortization of debt discounts and fees, and $166,474 of depreciation and amortization. For the three months ended August 31, 2022, this included adding back the depreciation and amortization in the amount of $236,935, the loss on equity investment of $234,430, and amortization of debt discounts and fees of $194,774; these items were partially offset by the deduction of the gain on settlement of note receivable in the amount of $348,165.

Finally, our cash provided by operating activities was affected by changes in the components of working capital. The amounts of the components of working capital fluctuate for a variety of reasons, including management’s expectation of required inventory levels; the amount of accrued interest, both receivable and payable; the amount of prepaid expenses; the amount of accrued compensation and other accrued liabilities; our accounts payable and accounts receivable balances; and the capitalization of right of use assets and liabilities associated with operating leases. The overall net change in the components of working capital resulted in an increase in cash from operating activities in the amount of $910,928 during the three months ended August 31, 2023, compared to a decrease in cash from operating activities of $447,612 during three months ended August 31, 2022. The more significant changes for the three months ended August 31, 2023 which were added back to the net loss in deriving cash generated by in operating activities were the increase in accounts payable and accrued liabilities of $650,236, an increase in accrual for taxes in the amount of $468,667, and an increase in accrued interest of $122,226. These increases were partially offset by a reduction in the amount of $327,128 due to accounts receivable. The more significant changes for the three months ended August 31, 2022 which were added back to the net loss in deriving cash generated by operating activities were the deferred tax liability of $519,085, offset by reductions in the amount of $798,707 related to inventory, $120,942 of accounts receivable, and $112,080 of prepaid expenses and other current assets,

Cash flows used by investing activities were $78,858 for the three months ended August 31, 2023, a decrease in cash used of $466,444 or 86%, compared to cash used in investing activities of $545,302 during the three months ended August 31, 2022. This decrease was primarily due to a decrease in payments for our investment in the Quinn River Joint Venture in the amount of $805,234 and a decrease in payments to acquire property, plant and equipment in the amount of $67,550. The decrease was partially offset by our receipt of principal payments on the IGH Settlement Note in the amount of $348,165 during the three months ended August 31, 2022 compared to $0 during the three months ended August 31, 2023; and payments for construction security deposits in the amount of $58,175 during the three months ended August 31, 2023, compared to $0 in the three months ended August 31, 2022.

Cash flows used by financing activities were $668,133 for the three months ended August 31, 2023, an increase in cash used in the amount of $715,379, or 1,514%, compared to cash provided by financing activities of $47,246 during the three months ended August 31, 2022. This increase in cash used in financing activities was primarily due to the payment of loans payable in the amount of $401,781, the payment of notes payable in the amount of $145,833, the payment of convertible debt in the amount of $100,000, and the payment of financing leases in the amount of $20,519. These payments represent our continued effort to reduce our debt from internal cash flow.

Third Party Debt and Related Party Debt

The table below summarizes the status of our third-party debt, excluding our short term receivables-based debt facility and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our common stock:

Name of Note	Original Principal Amount	Outstanding	Payment Details
U.S. Convertible Debentures 1 – Related Party	$1,801,783	Outstanding	Half due on December 31, 2023 and half due on December 31, 2024

U.S. Convertible Debentures 2	$450,446	Outstanding	Half due on December 31, 2023 and half due on December 31, 2024

Canaccord Debentures	$5,253,873	Outstanding	Half due December 31, 2023 and half due December 31, 2024

Debentures 1,2,3,4,5 and 6*	$2,500,000	Outstanding	Due July 10, 2024

2022 Financing Agreement	$78,537	Outstanding	Due September 2023

* The terms of the 6 Debentures provide for additional payments in the aggregate amount of not less than $375,000 per year beginning in 2025, for five years.

We have generated positive cash flow from operating activities in the amounts of $783,250, $788,724, and $802,729 for the three months ended August 31, 2023, May 31, 2023, and February 28, 2023 and May 31, 2023. We believe that we will have sufficient capital to satisfy our obligations through the use of internally generated cash, the sale of debt and or equity, and the conversion of debt to equity, though there can be no assurance that this will be the case.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. With the exception of the first quarter of fiscal 2022, we have incurred losses from operations since inception, and have an accumulated deficit of $109,343,287 as of August 31, 2023, compared to $108,879,446 as of May 31, 2023. We had a working capital deficit of $12,473,403 as of August 31, 2023, compared to a working capital deficit of $11,749,019 as of May 31, 2023. The report of our independent auditors for the year ended May 31, 2023 contained a going concern qualification.

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

Evaluation of Disclosure Controls and Procedures

Andrew Glashow, our Chief Executive Officer, and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. The Company believes it now has an adequate number of trained personnel to resolve any segregation of duties deficiencies. Based on the evaluation, Mr. Glashow concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

CLS HOLDINGS USA, INC.

Date: October 12, 2023	By:	/s/ Andrew Glashow
Andrew Glashow President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)