Form 10-Q
period 2023-11-30
CLS Holdings USA, Inc.
filed 2024-01-11
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 104,543,141 shares of $0.0001 par value common stock outstanding as of January 8, 2024.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended November 30, 2023

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2023	2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,759,671	$998,421
Accounts Receivable	933,011	431,204
Inventory	2,641,853	3,012,932
Prepaid expenses and other current assets	70,188	148,953
Total current assets	5,404,723	4,591,510

Property, plant and equipment, net of accumulated depreciation of $3,004,396 and $2,687,146	2,640,075	2,913,077
Right of use assets, operating leases	1,680,052	1,641,577
Intangible assets, net of accumulated amortization of $164,406 and $588,217	193,587	209,088
Goodwill	557,896	557,896
Other assets	215,675	157,500

Total assets	$10,692,008	$10,070,648

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	3,724,530	$2,728,572
Accrued interest, current	850,692	634,594
Loans payable	-	471,380
Lease liability - operating leases, current	423,925	374,004
Lease liability - financing leases, current	94,469	86,887
Taxes Payable	7,686,021	6,752,457
Notes payable	2,022,916	1,439,584
Convertible notes payable - current, net of discount of $206,400 and $0	3,749,760	2,952,160
Convertible notes payable, related party - current	900,891	900,891

Total current liabilities	19,453,204	16,340,529

Noncurrent liabilities
Lease liability - operating leases, non-current	1,538,974	1,544,283
Lease liability - financing leases, non-current	150,767	200,280
Notes payable, non-current, net of discount of $576,903 and $1,291,887	1,298,097	2,033,077
Convertible notes payable, non-current	2,852,159	2,852,159
Convertible notes payable, related party - non-current	900,892	900,892

Total Liabilities	26,194,093	23,871,220

Commitments and contingencies	-	-

Stockholder's deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 350,000,000 shares authorized at November 30, 2023 and 187,500,000 at May 31, 2023; 72,543,141 shares issued and outstanding at November 30, 2023 and May 31, 2023	7,255	7,255
Additional paid-in capital	96,210,184	96,147,784
Common stock subscribed	65,702	65,702
Accumulated deficit	(110,645,559)	(108,879,446)
Stockholder's deficit attributable to CLS Holdings, Inc.	(14,362,418)	(12,658,705)
Non-controlling interest	(1,139,667)	(1,141,867)
Total stockholder's deficit	(15,502,085)	(13,800,572)

Total liabilities and stockholders' deficit	$10,692,008	$10,070,648

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022

Revenue	$5,197,214	$6,074,177	$10,311,741	$12,119,104
Cost of goods sold	3,025,595	3,148,940	5,866,196	6,293,357
Gross margin	2,171,619	2,925,237	4,445,545	5,825,747

Selling, general and administrative expenses	2,606,918	3,428,352	5,336,818	6,488,967
Total operating expenses	2,606,918	3,428,352	5,336,818	6,488,967

Operating income (loss)	(435,299)	(503,115)	(891,273)	(663,220)

Other (income) expense:
Interest expense, net	410,841	608,905	868,313	1,375,575
Employee retention tax credit income	-	-	(924,862)	-
Loss on extinguishment of debt	-	6,659,359		6,659,359
(Gain) Loss on equity investment	-	(80,319)	-	154,111
Gain on settlement of debt	-	(2,384)	-	(2,384)
Gain on settlement of accounts payable	-	-	(4,375)	-
Gain on settlement of note receivable	-	-	-	(348,165)
Total other (income) expense	410,841	7,185,561	(60,924)	7,838,496

Income (Loss) before income taxes	(846,140)	(7,688,676)	(830,349)	(8,501,716)

Provision for income tax	(456,040)	(516,691)	(933,564)	(1,035,776)

Net loss	(1,302,180)	(8,205,367)	(1,763,913)	(9,537,492)

Non-controlling interest	(92)	(10,587)	(2,200)	173,060

Net loss attributable to CLS Holdings, Inc.	$(1,302,272)	$(8,215,954)	$(1,766,113)	$(9,364,432)

Net loss per share - basic	$(0.02)	$(0.12)	$(0.02)	$(0.20)

Net loss per share - diluted	$(0.02)	$(0.12)	$(0.02)	$(0.20)

Weighted average shares outstanding - basic	72,543,141	65,847,863	72,543,141	48,857,603

Weighted average shares outstanding - diluted	72,543,141	65,847,863	72,543,141	48,857,603

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid In	Stock	Accumulated	Non-controlling
	Amount	Value	Capital	Payable	Deficit	Interest	Total

Balance, August 31, 2022	32,052,021	$3,206	$77,954,748	$70,092	$(96,228,295)	$(280,858)	$(18,481,107)
Common stock issued for the conversion of debt	40,465,544	4,047	11,528,633	-	-	-	11,532,680
Rounding for reverse split	576	-	-	-	-	-	-
Loss on extinguishment of debt	-	-	6,659,359	-	-	-	6,659,359
Loss for the three months ended November 30, 2022	-	-	-	-	(8,215,954)	10,587	(8,205,367)
Balance, November 30, 2022	72,518,141	$7,253	$96,142,740	$70,092	$(104,444,249)	$(270,271)	$(8,494,435)

Balance, May 31, 2022	32,052,021	3,206	77,954,748	70,092	(95,079,817)	(97,211)	(17,148,982)
Common stock issued for the conversion of debt	40,465,544	4,047	11,528,633	-	-	-	11,532,680
Rounding for reverse split	576	-	-	-	-	-	-
Loss on extinguishment of debt	-	-	6,659,359	-	-	-	6,659,359
Loss for the six months ended November 30, 2022	-	-	-	-	(9,364,432)	(173,060)	(9,537,492)
Balance, November 30, 2022	72,518,141	$7,253	$96,142,740	$70,092	$(104,444,249)	$(270,271)	$(8,494,435)

Balance, August 31, 2023	72,543,141	$7,255	$96,147,784	$65,702	$(109,343,287)	$(1,139,759)	$(14,262,305)
Discount on convertible notes payable	-	-	62,400	-	-	-	62,400
Loss for the three months ended November 30, 2023	-	-	-	-	(1,302,272)	92	(1,302,180)
Balance, November 30, 2023	72,543,141	$7,255	$96,210,184	$65,702	$(110,645,559)	$(1,139,667)	$(15,502,085)

Balance, May 31, 2023	72,543,141	7,255	96,147,784	65,702	(108,879,446)	(1,141,867)	(13,800,572)
Discount on convertible notes payable	-	-	62,400	-	-	-	62,400
Loss for the six months ended November 30, 2023	-	-	-	-	(1,766,113)	2,200	(1,763,913)
Balance, November 30, 2023	72,543,141	$7,255	$96,210,184	$65,702	$(110,645,559)	$(1,139,667)	$(15,502,085)

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	November 30, 2023	November 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,763,913)	$(9,537,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity investment	-	154,111
Amortization of debt discounts and fees	335,999	394,110
Loss on extinguishment of debt	-	6,659,359
Gain on settlement of note receivable	-	(348,165)
Gain on settlement of debt	-	(2,384)
Gain on settlement of accounts payable	(4,375)	-
Depreciation and amortization expense	332,748	477,193
Bad debt expense	393	-
Changes in assets and liabilities:
Accounts receivable	(502,200)	(387,057)
Prepaid expenses and other current assets	78,765	29,621
Inventory	371,079	(1,458,054)
Right of use asset	186,424	174,067
Accounts payable and accrued expenses	1,000,336	982,209
Accrued interest	216,098	166,547
Deferred tax liability	933,564	1,035,776
Operating lease liability	(180,287)	(161,153)
Net cash used in operating activities	1,004,631	(1,821,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(44,248)	(138,476)
Payment for construction security deposit	(58,175)	-
Investment in Quinn River	-	(242,957)
Proceeds from collection of note receivable	-	348,165
Net cash provided by (used in) investing activities	(102,423)	(33,268)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	960,000	1,717,115
Repayments of loan payable	(481,943)	(1,371,309)
Principal payments on notes payable	(477,084)	-
Repayments on convertible debt	(100,000)	(200,000)
Principal payments on finance leases	(41,931)	(34,493)
Net cash used in financing activities	(140,958)	111,313

Net decrease in cash and cash equivalents	761,250	(1,743,267)

Cash and cash equivalents at beginning of period	998,421	2,551,859

Cash and cash equivalents at end of period	$1,759,671	$808,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$338,529	$894,838
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of notes payable	$-	$11,532,680
Capitalized interest	$-	$3,283
Discount on convertible notes payable	$62,400	$-
Initial ROU asset and lease liability - operating	$224,899	$46,475

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2023

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

Our wholesale operations, which occupies approximately 10,000 square feet of a 22,000 square foot warehouse, began sales to third parties in August 2017 and completed construction and received a certificate of occupancy for its state-of-the-art extraction facility in December of 2019. We have made sales to over 85 external customers as of November 30, 2023. Our existing product line includes vaporizers, tinctures, ethanol produced THC distillate, and live and cured hydrocarbon concentrates. At present, the City Trees cultivation facility only grows breeding stock to preserve valuable genetics and does not offer its crops for sale or processing. As a result, all raw materials for manufacturing are sourced from third parties.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $1,759,671 and $998,421 as of November 30, 2023 and May 31, 2023, respectively. The increase in cash and cash equivalents was primarily the result of cash received from notes payable issued during the period.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had $93 and $0 of bad debt expense during the three months ended November 30, 2023 and 2022, respectively. The Company had $393 and $0 of bad debt expense during the six months ended November 30, 2023 and 2022, respectively.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At November 30, 2023, the net carrying value of goodwill on the Company’s balance sheet remained at $557,896.

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company was eligible for a refundable employee retention tax credit (the “ERTC”), subject to certain criteria. As ERTCs are not within the scope of ASC 740, Income Taxes, the Company has chosen to account for the ERTCs by analogizing to the International Standard IAS 20, Accounting/or Government Grants and Disclosure of Government Assistance (“IAS 20”). In accordance with IAS 20, an entity recognizes government grants only when there is reasonable assurance that the entity will comply with the conditions attached to them and the grants will be received. During the three and six months ended November 30, 2023, the Company received an aggregate of $0 and $924,862, which was accounted for as other income on the Company’s condensed consolidated statement of operations.

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

Non-Controlling Interests

The Company reports “non-controlling interest in subsidiary” as a component of equity, separate from parent’s equity, on the Consolidated Balance Sheets. In addition, the Company’s Consolidated Statements of Operations includes “net income (loss) attributable to non-controlling interest.” During the three months ended November 30, 2023 and 2022, the Company reported a non-controlling interest in the amount of ($92) and ($10,587), respectively, representing 50% of the income (loss) incurred by its partially owned subsidiary, Kealii Okamalu. During the six months ended November 30, 2023 and 2022, the Company reported a non-controlling interest in the amount of ($2,200) and $173,060, respectively, representing 50% of the income (loss) incurred by its partially owned subsidiary, Kealii Okamalu.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $103,448 and $306,189 for the three months ended November 30, 2023 and 2022, respectively. Total recognized advertising and marketing expenses were $227,059 and $398,125 for the six months ended November 30, 2023 and 2022, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $431 and $683 for the three months ended November 30, 2023 and 2022, respectively. The Company incurred research and development costs of $1,887 and $683 for the six months ended November 30, 2023 and 2022, respectively.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and six months ended November 30, 2023 and 2022:

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2023	November 30, 2022
Cannabis Dispensary	3,104,064	3,792,804
Cannabis Production	2,093,150	2,281,373
	$5,197,214	$6,074,177

	For the Six	For the Six
	Months Ended	Months Ended
	November 30, 2023	November 30, 2022
Cannabis Dispensary	6,412,606	7,681,361
Cannabis Production	3,899,135	4,437,743
	$10,311,741	$12,119,104

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At November 30, 2023 and 2022, the Company had the following potentially dilutive instruments outstanding: at November 30, 2023, a total of 73,715,637 shares (21,181,449 issuable upon the exercise of warrants, 52,516,688 issuable upon the conversion of convertible notes payable and accrued interest, and 17,500 in stock to be issued); and at November 30, 2022, a total of 42,653,147 shares (21,962,699 issuable upon the exercise of warrants, 256,550 issuable upon the exercise of unit warrants, 20,403,898 issuable upon the conversion of convertible notes payable and accrued interest, and 30,000 in stock to be issued).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the three and six months ended November 30, 2023 and 2022. For the three and six months ended November 30, 2023 and 2022, the Company excluded from the calculation of fully diluted earnings per share the following instruments which were anti-dilutive: shares issuable pursuant to the conversion of notes payable and accrued interest, shares issuable pursuant to the exercise of warrants, and shares of common stock issuable.

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

Note 2: Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $110,645,559 as of November 30, 2023. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with revenues from operations. The Company has reported positive cash generated from operating activities for the last four quarters, including the three months ended November 30, 2023.

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

During the year ended May 31, 2023, Kealii Okamalu made cash investments in the aggregate amount of $304,145 in the Quinn River Joint Venture. During the year ended May 31, 2023, the Quinn River Joint Venture recorded a loss in the amount of $536,022. One-third of this amount, or $178,674, was charged to the financial statements of Kealii Okamalu and recorded as a loss on equity investment in the Company’s financial statements for the year ended May 31, 2023. The Company additional cash investments, less the loss on the joint venture for the year ended May 31, 2023 resulted in a net increase in the Company’s equity investment in the Quinn River Joint Venture from $496,575 to $595,046 at May 31, 2023. There was no additional investment made in the Quinn River Joint Venture during the six months ended November 30, 2023.

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

Following the impairment charge the net book value of the Company’s investment in Kealii Okamalu and the Quinn River Joint Venture at November 30, 2023 is $0.

Note 4: Accounts Receivable

Accounts receivable was $933,011 and $431,204 at November 30, 2023 and May 31, 2023, respectively. The Company had bad debt expense of $93 and $0 during the three months ended November 30, 2023 and 2022. The Company had bad debt expense of $393 and $0 during the six months ended November 30, 2023 and 2022. No allowance for doubtful accounts was necessary during the three months ended November 30, 2023 and 2022.

Note 5: Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	November 30,	May 31,
	2023	2023
Raw materials	$435,777	$399,728
Finished goods	2,206,076	2,613,204
Total	$2,641,853	$3,012,932

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 6: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at November 30, 2023 and May 31, 2023:

	November 30,	May 31,
	2023	2023
Prepaid expenses	70,188	147,953
Employee receivable	-	1,000
Total	$70,188	$148,953

Prepaid expenses primarily of (i) annual license fees charged by the State of Nevada; (ii) insurance costs; (iii) supplies; (iv) rent; and (v) board fees.

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

Note 8: Property, Plant and Equipment

Property, plant and equipment consisted of the following at November 30, 2023 and May 31, 2023:

	November 30, 2023	May 31, 2023
Office equipment	$158,151	$148,243
Furniture and fixtures	148,358	148,358
Machinery & Equipment	2,426,798	2,392,458
Leasehold improvements	2,911,164	2,911,164
Less: accumulated depreciation	(3,004,396)	(2,687,146)
Property, plant, and equipment, net	$2,640,075	$2,913,077

The Company made payments in the amounts of $44,248 and $138,476 for property and equipment during the six months ended November 30, 2023 and 2022, respectively.

Depreciation expense totaled $158,497 and $208,190 for the three months ended November 30, 2023 and 2022, respectively. Depreciation expense totaled $317,250 and $208,190 for the six months ended November 30, 2023 and 2022, respectively.

Note 9: Right of Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 10.5 years, some of which include options to extend.

The Company’s lease expense for the three months ended November 30, 2023 and 2022 was entirely comprised of operating leases and amounted to $123,408 and $124,388, respectively. The Company’s lease expense for the six months ended November 30, 2023 and 2022 was entirely comprised of operating leases and amounted to $123,408 and $124,388, respectively.

The Company’s right of use (“ROU”) asset amortization for the three months ended November 30, 2023 and 2022 was $89,736 and $86,749, respectively. The Company’s ROU asset amortization for the six months ended November 30, 2023 and 2022 was $186,424 and $174,067, respectively.

The Company has recorded total right of use assets of $4,384,520 and liabilities in the amount of $4,297,720 through November 30, 2023.

Right of use assets – operating leases are summarized below:

November 30, 2023
Amount at inception of leases	$4,384,520
Amount amortized	(2,498,580)
Prior Period Impairment of Quinn River Lease	(205,888)
Balance – November 30, 2023	$1,680,052

Operating lease liabilities are summarized below:

Amount at inception of leases	$4,297,720
Amount amortized	(2,334,821)
Balance – November 30, 2023	$1,962,899

Warehouse and offices	$1,751,609
Land	205,888
Office equipment	5,402
Balance – November 30, 2023	$1,962,899

Lease liability	$1,962,899
Less: current portion	(423,925)
Lease liability, non-current	$1,538,974

Maturity analysis under these lease agreements is as follows:

Twelve months ended November 30, 2024	$608,650
Twelve months ended November 30, 2025	586,042
Twelve months ended November 30, 2026	366,582
Twelve months ended November 30, 2027	296,306
Twelve months ended November 30, 2028	291,933
Thereafter	391,713
Total	$2,541,226
Less: Present value discount	(578,327)
Lease liability	$1,962,899

Note 10: Intangible Assets

Intangible assets consisted of the following at November 30, 2023 and May 31, 2023:

	November 30, 2023
		Accumulated
	Gross	Amortization	Impairment	Net
License & Customer Relations	$110,000	$(29,792)	-	$80,208
Tradenames - Trademarks	222,000	(120,250)	-	101,750
Domain Names	25,993	(14,364)	-	11,629
Total	$357,993	$(164,406)	-	$193,587

	May 31, 2023
		Accumulated
	Gross	Amortization	Impairment	Net
Intellectual Property	$319,600	$(157,137)	$(162,463)	$-
License & Customer Relations	990,000	(243,375)	(663,667)	82,958
Tradenames - Trademarks	301,000	(147,992)	(40,158)	112,850
Non-compete Agreements	27,000	(27,000)	-	-
Domain Names	25,993	(12,713)	-	13,280
Total	$1,663,593	$(588,217)	$(866,288)	$209,088

Total amortization expense charged to operations for the three months ended November 30, 2023 and 2022 was $7,750 and $28,715, respectively. Total amortization expense charged to operations for the six months ended November 30, 2023 and 2022 was $15,501 and $58,149, respectively.

Amount to be amortized during the twelve months ended November 30,
2024	$31,036
2025	31,036
2026	31,036
2027	29,321
2028	18,450
Thereafter	52,708
$193,587

Note 11: Goodwill

Goodwill in the amount of $557,896 is carried on the Company’s balance sheet at November 30, 2023 and May 31, 2023 in connection with the acquisition of Alternative Solutions on June 27, 2018.

Goodwill Impairment Test

The Company assessed its intangible assets as of May 31, 2022 and 2021 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company determined that the fair value of its intangible assets exceeded the carrying value of goodwill at November 30, 2023 and May 31, 2023. As a result, no impairment was recorded. At November 30, 2023 and May 31, 2023, the net amount of goodwill on the Company’s balance sheet was $557,896.

Note 12: Other Assets

Other assets included the following as of November 30, 2023 and May 31, 2023:

	November 30,	May 31,
	2023	2023
Construction deposit	$58,175	$-
Security deposits	157,500	157,500
	$215,675	$157,500

During the three months ended November 30, 2023, the Company paid a deposit in the amount of $58,175 for design and architectural work on construction planned for its Las Vegas lounge.

Note 13: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at November 30, 2023 and May 31, 2023:

	November 30, 2023	May 31, 2023
Trade accounts payable	$3,062,040	$1,793,585
Accrued payroll and payroll taxes	353,693	311,505
Accrued liabilities	308,797	623,482
Total	$3,724,530	$2,728,572

Note 14: Loans Payable

2022 Financing Agreement CBR

Effective September 30, 2022, the Company entered into a Business Loan and Security Agreement with CBR Capital LLC to borrow $900,000 (the “CBR Loan”). The CBR Loan is repayable in 48 weekly installments in the amount of $13,312.50 for weeks 1-8 and $29,287.50 for weeks 9-48. CBR Capital LLC has stated that it is aware of the Canaccord Debentures and the U.S. Convertible Debentures and agreed to subordinate the CBR security interest to these debenture holders.

During the year ended May 31, 2023, the Company received cash proceeds in the amount of $873,000 from the CBR loan agreement. During the year ended May 31, 2023, the Company made payments in the amount of $838,688. Of these payments $506,014 was principal and $332,674 was interest for the year ended May 31, 2023. At the inception of the loan, the Company recorded a discount in the amount of $27,000 related to prepaid fees. During the year ended May 31, 2023, the Company amortized $18,563 of these fees to interest expense, the balance of the discount remaining at May 31, 2023 is $8,438. During the three months ended November 30, 2023, the Company made payments of principal and interest in the amount of $57,375 and $1,202, respectively, on the CBR Loan. During the six months ended November 30, 2023, the Company made payments of principal and interest in the amount of $393,986 and $45,327, respectively, on the CBR Loan. Also during the three and six months ended November 30, 2023, the Company amortized $1,125 and $8,437, respectively, of prepaid fees to interest expense. At November 30, 2023 and May 31, 2023, the balance due under the CBR Loan was $0 and $385,550 net of discount, respectively.

2022 Financing Agreement TVT

Effective October 21, 2022, we entered into a Purchase and Sale of Future Receipts Agreement with TVT Business Funding LLC to borrow $200,000 (the “TVT Loan”). The TVT Loan was repayable in 48 weekly installments in the amount of $5,916.67.

During the year ended May 31, 2023, the Company received cash proceeds in the amount of $194,000 from the TVT Loan. During the year ended May 31, 2023, the Company made payments in the amount of $183,417. Of these payments $112,045 was principal and $71,372 was interest for the year ended May 31, 2023. At the inception of the loan, the Company recorded a discount in the amount of $6,000 related to prepaid fees. During the year ended May 31, 2023, the Company amortized $3,875 of these fees to interest expense, the balance of the discount remaining at May 31, 2023 is $2,125. During the three months ended November 30, 2023, the Company made principal and interest payments in the amount of $22,787 and $880, respectively, on the TVT Loan. During the six months ended November 30, 2023, the Company made principal and interest payments in the amount of $87,955 and $12,296, respectively, on the TVT Loan. Also during the three and six months ended November 30, 2023, the Company amortized $500 and $2,126, respectively, of prepaid fees to interest expense. At November 30, 2023 and May 31, 2023, the balance due under the TVT Loan was $0 and $85,830 net of discount, respectively.

Note 15: Convertible Notes Payable

November 30, 2023	May 31, 2023

Convertible debenture in the principal amount of $1,000,000 (the “U.S. Convertible Debenture 2”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 2. The U.S. Convertible Debenture 2 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 2 was convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. On July 26, 2019, U.S. Convertible Debenture 2 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. convertible Debenture 2, the conversion price of U.S. Convertible Debenture 2 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 2 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 2 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 2 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $813,724 on the U.S. Convertible Debenture 2. During the three and six months ended November 30, 2023, the Company accrued interest in the amounts of $9,009 and $18,018 on the U.S. Convertible Debenture 2, respectively. During the three months and six months ended November 30, 2023, the Company made no interest payments on the U.S. Convertible Debenture 2. On April 15, 2021, the U.S. Convertible Debenture 2 was amended as follows: (i) the conversion price of the debentures was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $509,700 during the year ended May 31, 2021. On September 15, 2022, the U.S. Convertible Debenture 2 was further amended as follows: (i) the conversion price of debentures with a principal amount of $675,668 was reduced to $0.285 per unit, and these debentures along with accrued interest in the amount of $11,261 were converted to 2,410,279 shares of common stock and warrants to purchase 1,205,140 shares of common stock; (ii) the conversion price of the remaining debentures with a principal amount of $450,446 was reduced to $0.40 per share; (iii) the maturity date of 50% of the remaining debentures with a principal amount of $225,223 was extended to December 31, 2023, and the maturity date of 50% of the remaining debentures with a principal amount of $225,223 was extended to December 31, 2024; and (iv) the conversion price of the warrants issuable upon conversion of the debentures was reduced to $0.40. The value of the warrants will be determined when the issuance becomes probable, which the Company believes is unlikely to occur until the conversion price of the debentures is below the market price of the Company’s common stock. This amendment was accounted for as an extinguishment of debt, and a loss in the amount of $422,331 was recorded on this transaction. The fair values of the warrants and conversion options included in the calculation of the loss on extinguishment of debt were $223,515 and $198,816, respectively.

450,446	450,446

November 30, 2023	May 31, 2023

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 4 was convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of U.S. Convertible Debenture 4 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 4 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the years ended May 31, 2023 and 2022, the Company accrued interest in the amounts of $41,900 and $47,928 on the U.S. Convertible Debenture 4, respectively. During the years ended May 31, 2023 and 2022, the Company made interest payments in the amounts of $23,964 and $47,928, respectively. On April 19, 2021, the U.S. Convertible Debenture 4 was amended as follows: (i) the conversion price of the debenture was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 25, 2021 to October 25, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $271,164 during the year ended May 31, 2021. On October 25, 2022, the Company received a notice of demand from the lender, placing the U.S. Convertible Debt 4 into default status. On November 1, 2022, the Company entered into a forbearance agreement with the lender (the “Forbearance Agreement”) with the following terms: (i) the Company will pay the lender the amount of $150,000 on November 2, 2022, and an additional $50,000 each month for the following nine months, or a total of $600,000; (ii) the default interest rate of 12% will be applied on the existing principal balances until paid in full; (iii) lender shall forbear from taking any further action based upon the existing default. As a result of this agreement, the Company capitalized $3,283 of accrued interest. During the three and six months ended November 30, 2023, the Company accrued interest in the amount of $0 and $11,982, respectively, on the U.S. Convertible Debenture 4. The Company recognized a gain in the amount of $2,384 on this transaction during the year ended May 31, 2023. During the three and six months ended November 30, 2023, the Company made payments in the aggregate amount of $0 and $100,000, respectively, pursuant to the Forbearance Agreement. At November 30, 2023 the amount owing under the Forbearance Agreement was $0.

-	100,000

November 30, 2023	May 31, 2023

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures were to mature on a date that was three years following issuance. The Canaccord Debentures were convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 8,081 shares of the Company’s common stock, and warrants to purchase 4,040 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the three and six months ended November 30, 2023 and 2022, the Company accrued interest in the amounts of $105,077 and $210,155, respectively, on the Canaccord Debentures. During the three and six months ended November 30, 2023, the Company made no interest payments on the Canaccord Debentures. On March 31, 2021, the Canaccord Debentures were amended as follows: (i) the conversion price of the debentures was reduced to $1.20 per unit; (ii) the maturity date was extended from December 12, 2021 to December 12, 2022; (iii) the mandatory conversion threshold was reduced from a daily volume weighted average trading price of greater than $4.80 per share to $2.40 per share for the preceding ten consecutive trading days; and (iv) the exercise price of the warrants issuable upon conversion was reduced from $4.40 to $1.60 and the expiration of the warrants extended until March 31, 2024. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $3,286,012 during the year ended May 31, 2021. During the year ended May 31, 2022, principal In the aggregate amount of $281,000 was converted into an aggregate of 234,167 shares of the Company’s common stock, and warrants to purchase 117,084 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. On September 15, 2022, the Canaccord Debentures were further amended as follows: (i) the conversion price of debentures with a principal amount of $7,965,278 was reduced to $0.285 per unit, and these debentures along with accrued interest in the amount of $132,755 were converted to 28,414,149 shares of common stock and warrants to purchase 14,207,075 shares of common stock; (ii) the conversion price of the remaining debentures with a principal amount of $52,53,873 was reduced to $0.40 per share; (iii) the maturity date of 50% of the remaining debentures with a principal amount of $2,626,936.50 was extended to December 31, 2023, and the maturity date of 50% of the remaining debentures with a principal amount of $2,626,936.50 was extended to December 31, 2024; and (iv) the conversion price of the warrants issuable upon conversion of the debentures was reduced to $0.40. The value of the warrants will be determined when the issuance becomes probable, which the Company believes is unlikely to occur until the conversion price of the debentures is below the market price of the Company’s common stock. This amendment was accounted for as an extinguishment of debt, and a loss in the amount of $4,547,660 was recorded on this transaction. The fair values of the warrants and conversion options included in the calculation of the loss on extinguishment of debt were $2,623,852 and $1,923,808, respectively.

5,253,873	5,253,873

	November 30, 2023	May 31, 2023

Four unsecured convertible debentures dated November 30, 2023 in the aggregate principal amount of $960,000 (the “November 2023 Debentures”). The November 2023 Debentures bear interest at the rate of 15% per annum and are due on November 30, 2024. A minimum of one year of interest will be due on the November 2023 Debentures regardless of when they are paid; this minimum interest in the amount of $144,000 was recorded as an original issue discount. The Company, at its sole discretion, on or before December 6, 2023, may elect to satisfy the principal and interest due under the November 2023 Debentures by the issuance of shares of common stock at a price of $0.0345 per share; this conversion would result in the issuance of 32,000,000 shares of common stock. The conversion feature of the November 2023 Debentures had an intrinsic value in the amount of $62,400; this amount was recorded as a discount. During the three months ended November 30, 2023, no amortization was recorded on these discounts because the notes were issued on the last day of the period.

	$897,600	-

Convertible Notes Payable	$6,601,919	$5,804,319

	November 30, 2023	May 31, 2023
Total – Convertible Notes Payable, Net of Discounts, Current Portion	$3,749,760	$2,952,160
Total – Convertible Notes Payable, Net of Discounts, Long-term Portion	$2,852,159	$2,852,159

Note 16: Convertible Notes Payable – Related Party

November 30, 2023	May 31, 2023

Convertible debenture in the principal amount of $4,000,000 to a related party (the “U.S. Convertible Debenture 1”) dated October 31, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 1. The U.S. Convertible Debenture 1 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 1 was convertible into units (the “Convertible Debenture Units”) at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. On July 26, 2019, U.S. Convertible Debenture 1 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 1, the conversion price of U.S. Convertible Debenture 1 would be reduced to such issuance price, and the exercise price of the warrant Issuable in connection with U.S. Convertible Debenture 1 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 1 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 1 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $3,254,896 on the U.S. Convertible Debenture 1. During the three and six months ended November 30, 2023, the Company accrued interest in the amounts of $36,036 and $72,072, respectively, on the U.S. Convertible Debenture 1. During the three and six months ended November 30, 2023, the Company made no interest payments on the U.S. Convertible Note 1. On April 15, 2021, the U.S. Convertible Debenture 1 was amended as follows: (i) the conversion price of the debenture was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 31, 2021 to October 31, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $2,038,803 during the year ended May 31, 2021 in connection with the amendment. On September 15, 2022, the U.S. Convertible Debenture 1 was further amended as follows: (i) the conversion price of debentures with a principal amount of $2,702,674 was reduced to $0.285 per unit, and these debentures along with accrued interest in the amount of $45,044 were converted to 9,641,118 shares of common stock and warrants to purchase 4,820,560 shares of common stock; (ii) the conversion price of the remaining debentures with a principal amount of $1,801,783 was reduced to $0.40 per share; (iii) the maturity date of 50% of the remaining debentures with a principal amount of $900,891.50 was extended to December 31, 2023, and the maturity date of 50% of the remaining debentures with a principal amount of $900,891.50 was extended to December 31, 2024; and (iv) the conversion price of the warrants issuable upon conversion of the debentures was reduced to $0.40. The value of the warrants will be determined when the issuance becomes probable, which the Company believes is unlikely to occur until the conversion price of the debentures is below the market price of the Company’s common stock. This amendment was accounted for as an extinguishment of debt, and a loss in the amount of $1,689,368 was recorded on this transaction. The fair values of the warrants and conversion options included in the calculation of the loss on extinguishment of debt were $894,090 and $795,278, respectively.

$1,801,783	$1,801,783

	November 30, 2023	May 31, 2023
Total – Convertible Notes Payable - Related Party, Current Portion	$900,891	$900,891
Total – Convertible Notes Payable – Related Party, Long-term Portion	$900,892	$900,892

Note 17: Notes Payable

November 30, 2023	May 31, 2023

Debenture in the principal amount of $250,000 (the “Debenture 1”) dated December 1, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 1 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 75,758 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 1 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,223 on Debenture 1. During the three and six months ended November 30, 2023, $1,275 and $2,550, respectively, of this discount was charged to operations. The Company recorded an original issue discount in the amount of $187,500 on Debenture 1. During the three and six months ended November 30, 2023, $13,876 and $27,752, respectively, of this original issue discount was charged to operations. During the three and six months ended November 30, 2023, the Company accrued interest in the amounts of $8,958 and $18,333, respectively, on Debenture 1. During the three and six months ended November 30, 2023, the Company made interest payments in the amounts of $15,208 and $24,583, respectively. During the three and six months ended November 30, 2023, the Company made principal payments in the amounts of $33,333. On May 31, 2023, the Debenture 1 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

$216,667	$250,000

Debenture in the principal amount of $250,000 (the “Debenture 2”) dated December 21, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 2 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 75,758 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 2 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $10,428 on Debenture 2. During the three and six months ended November 30, 2023, $1,009 and $2,018, respectively, of this discount was charged to operations. The Company recorded an original issue discount in the amount of $187,500 on Debenture 2. During the three and six months ended November 30, 2023, $18,145 and $36,290, respectively, of this original issue discount was charged to operations. During the three and six months ended November 30, 2023, the Company accrued interest in the amounts of $3,516 and $9,740, respectively, on Debenture 2. During the three and six months ended November 30, 2023 and 2022, the Company made interest payments in the amounts of $12,370 and $20,833, respectively. During the three and six months ended November 30, 2023, the Company made principal payments in the amount of $31,250 and $177,083, respectively, on Debenture 2. On May 31, 2023, the Debenture 2 was amended as follows: (1) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and Interest monthly through the maturity date.

72,917	250,000

November 30, 2023	May 31, 2023

Debenture in the principal amount of $500,000 (the “Debenture 3”) dated December 21, 2021, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 3 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 3 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $19,335 on Debenture 3. During the three and six months ended November 30, 2023, $1,541 and $3,082, respectively, of this discount was charged to operations. The Company recorded an original issue discount in the amount of $375,000 on Debenture 3. During the three and six months ended November 30, 2023, $29,886 and $59,772, respectively, of this original issue discount was charged to operations. During the three and six months ended November 30, 2023, the Company accrued interest in the amounts of $17,917 and $36,667, respectively, on Debenture 3, respectively. During the three and six months ended November 30, 2023, respectively, the Company made interest payments in the amounts of $30,417 and $49,167. During the three and six months ended November 30, 2023, the Company made principal payments in the amount of $66,667 on Debenture 3. On May 31, 2023, the Debenture 3 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

433,333	500,000

Debenture in the principal amount of $500,000 (the “Debenture 4”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 4 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 4 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 4. During the three and six months ended November 30, 2023, $1,413 and $2,826, respectively, of this discount was charged to operations. The Company recorded an original issue discount in the amount of $375,000 on Debenture 4. During the three and six months ended November 30, 2023, $30,882 and $61,764, respectively, of this original issue discount was charged to operations. During the three and six months ended November 30, 2023, the Company accrued interest in the amounts of $17,917 and $36,667, respectively, on Debenture 4. During the three months ended November 30, 2023, the Company made interest payments in the amounts of $30,417 and $49,167, respectively. During the three and six months ended November 30, 2023, the Company made principal payments in the amount of $66,667 on Debenture 4. On May 31, 2023, the Debenture 4 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

433,333	500,000

	November 30, 2023	May 31, 2023

Debenture in the principal amount of $500,000 (the “Debenture 5”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 5 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 5 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 5. During the three and six months ended November 30, 2023, $1,413 and $2,826, respectively, of this discount was charged to operations. The Company recorded an original issue discount in the amount of $375,000 on Debenture 5. During the three and six months ended November 30, 2023, $30,882 and $61,764, respectively, of this original issue discount was charged to operations. During the three and six months ended November 30, 2023, the Company accrued interest in the amounts of $17,917 and $36,667, respectively, on Debenture 5. During the three and six months ended November 30, 2023, the Company made interest payments in the amounts of $30,417 and $49,167, respectively. During the three and six months ended November 30, 2023, the Company made principal payments in the amount of $66,667 on Debenture 5. On May 31, 2023, the Debenture 5 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

	433,333	500,000

Debenture in the principal amount of $500,000 (the “Debenture 6”) dated January 4, 2022, which bears interest, payable quarterly commencing six months after issuance, at a rate of 15% per annum. Principal on Debenture 6 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 6 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 6. During the three and six months ended November 30, 2023, $1,413 and $2,826, respectively, of this discount was charged to operations. The Company recorded an original issue discount in the amount of $375,000 on Debenture 6. During the three and six months ended November 30, 2023, $30,882 and $61,764, respectively, of this original issue discount was charged to operations. During the three and six months ended November 30, 2023, the Company accrued interest in the amounts of $17,917 and $49,167, respectively, on Debenture 6. During the three and six months ended November 30, 2023, the Company made interest payments in the amounts of $30,417 and $49,167, respectively. During the three and six months ended November 30, 2023, the Company made principal payments in the amount of $66,667 on Debenture 6.On May 31, 2023, the Debenture 6 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

	433,333	500,000

Total	2,022,916	2,500,000
Original Issue Discount	1,875,000	1,875,000
Notes Payable, Gross	3,897,916	4,375,000
Less: Discount	(576,903)	(902,339)
Notes Payable, Net of Discount	3,321,013	3,472,661

	November 30, 2023	May 31, 2023
Total – Notes Payable, Net of Discounts, Current Portion	$2,022,916	$1,439,584
Total – Notes Payable, Net of Discounts. Long Term Portion	$1,298,097	$2,033,077

During the three months ended November 30, 2023 and 2022, the Company amortized discounts to interest expense in the amount of $162,718 and $194,774, respectively. During the six months ended November 30, 2023 and 2022, the Company amortized discounts to interest expense in the amount of $325,436 and $389,547, respectively.

Aggregate maturities of notes payable and convertible notes payable, and convertible notes payable – related parties as of November 30, 2023 are as follows (not including unamortized debt discounts in the amount of $783,303):

For the twelve months ended November 30,

2024	$6,879,967
2025	4,128,052
2026	375,000
2027	375,000
2028	375,000
Thereafter	375,000
Total	$12,508,019

Note 18: Lease Liabilities - Financing Leases

	November 30, 2023	May 31, 2023

Financing lease obligation under a lease agreement for extraction equipment dated March 14, 2022 in the original amount of $359,900 payable in forty-eight monthly installments of $10,173 including interest at the rate of 15.89%. During the three months ended November 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $20,586 and $9,933, respectively. During the six months ended November 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $40,377 and $20,660, respectively.	$236,803	$277,180

Financing lease obligation under an agreement for equipment dated June 20, 2022 in the original amount of $12,400 payable in forty-eight monthly installments of $350 including interest at a rate of 15.78%. During the three months ended November 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $826 and $224, respectively. During the six months ended November 30, 2023, the Company made principal and interest payments on this lease obligation in the amounts of $1,554 and $468, respectively.	$8,433	9,987

Total	$245,236	$287,167

Current portion	$94,469	$86,887
Long-term maturities	150,767	200,280
Total	$245,236	$287,167

Aggregate maturities of lease liabilities – financing leases as of November 30, 2023 are as follows:

For the period ended November 30,

2024	$94,469
2025	110,352
2026	40,415
2027	-
2028	-
Thereafter	-
Total	$245,236

Note 19: Stockholders’ Equity

At the Company's annual meeting of stockholders on November 28, 2023, the Company’s shareholders voted to increase the number of shares of authorized common stock from 187,500,000 shares to 350,000,000 shares. At November 30, 2023, the Company’s authorized capital stock consists of 350,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

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

Common stock transactions for the three months ended November 30, 2023

None.

Common stock transactions for the three months ended November 30, 2022

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

The following table summarizes the significant terms of warrants outstanding at November 30, 2023. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants

$0.40	20,232,775	1.79	$0.40	20,232,775	$0.40
$1.60	191,094	1.79	$1.60	191,094	$1.60
$1.65	757,580	1.08	$1.65	757,580	$1.65
	21,181,449	1.77	$0.46	21,181,449	$0.46

Transactions involving warrants are summarized as follows. This table does not include the unit warrants. See Unit Warrants section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2022	1,729,924	$1.98
Granted	20,232,775	$0.40
Exercised	-	$-
Cancelled / Expired	(781,250)	$0.60
Warrants outstanding at May 31, 2023	21,181,449	$0.46
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	-	$-
Warrants outstanding at November 30, 2023	21,181,449	$0.46

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

Note 20: Related Party Transactions

As of November 30, 2023 and May 31, 2023, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

During the six months ended November 30, 2023, the Company made payments of $10,000 to each of its three directors for their participation on the Board, for a total of $30,000.

During six months ended November 30, 2023, the Company’s Board of Directors authorized a bonus for its Chief Executive Officer in the amount of $50,000; this amount was paid during the sox months ended November 30, 2023.

During the six months ended November 30, 2023, the Company accrued interest in the amount of $72,071 on a convertible note payable to Navy Capital Green Co-Invest Fund, LLC, an entity that holds greater than 10% of the Company’s common stock outstanding. At November 30, 2023, the principal balance of the convertible note payable to Navy Capital Green Co-Invest Fund, LLC, was $1,801,783.

Note 21: Income Taxes

The following table summarizes the Company’s income tax accrued for the three and six and months ended November 30, 2023 and 2022:

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

The components of the income tax provision include:

	Three Months Ended November 30,
	2023	2022
Revenue	$5,197,214	$6,074,177
Directly attributable costs	(3,025,595)	(3,613,744)
Deferred	2,171,619	2,460,433
Tax rate	21%	21%
Tax expense	$456,040	$516,691

	Six Months Ended November 30,
	2023	2022
Revenue	$10,311,741	$12,119,104
Directly attributable costs	(5,866,196)	(7,186,837)
Deferred	4,445,545	4,932,267
Tax rate	21%	21%
Tax expense	$933,564	$1,035,776

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

Integrity Global Security

On October 20, 2022, Integrity Global Security Inc. (“IGS”) filed a Complaint in the Eighth Judicial District Court, Case No. A-22-860152-C, against Serenity alleging Breach of Contract and Breach of Covenant of Good Faith and Fair Dealing. In its Complaint, IGS alleged that Serenity owes IGS the amount of $48,890 for unpaid invoices related to security services performed at Oasis Cannabis Dispensary and City Trees’ locations in Clark County, Nevada. The Company has accrued the amount of $27,314 in connection with this liability of November 30, 2023.

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

The parties are awaiting available dates from the Eighth Judicial District Court for the Judicial Settlement Conference. Until the parties attend the Judicial Settlement Conference, this matter is stayed. See note 23.

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

●

A lease that commenced January 2018 for 1,000 square feet of storefront space plus 5,900 square feet of warehouse space located at 1800 Industrial Road, Suites 102, 160, and 180, Las Vegas, NV 89102, for a term of five years and for initial base rent of $7,500 per month, with annual increases of 3%. In February 2020, this lease was extended to February 28, 2030 and the monthly rent was increased by $600. At November 30, 2023, the monthly rent on this lease was $10,385.

●

A lease that commenced in February 2019 for 2,504 square feet of office space located at 1800 Industrial Road, Suite 100, Las Vegas, NV 89102 for a term of eighteen months and for initial rent of $3,210 per month, with annual increases of 4%. In February 2020, this lease was extended to February 28, 2030, and the lease was modified to include annual rent increases of 3%. At November 30, 2023, the monthly rent on this lease was $3,649.

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

●

A lease that commenced in October 2023 for 2,547 square feet of office space located at 516 S. 4th Street, Las Vegas, NV 89101 for a term of five years and initial rent of $5,083 per month through September 30, 2024. The monthly rent will increase to $5,236 for the months of October 2024 through September 2025; $5,393 for the months of October 2025 through September 2026; $5,554 for the months of October 2026 through September 2027; and $5,721 for the months of October 2027 through September 2028.

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease. These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of November 30, 2023.

Note 23: Subsequent Events

Conversion of November 2023 Debentures

On December 6, 2023 the Company elected to convert the debt owed under the November 30, 2023 Debentures. As a result of the conversion an additional 32,000,000 shares were issued to four separate parties bringing the outstanding number of issued shares of the Company to 104,543,141.

Amendment to Convertible Debentures and Warrants

On December 28, 2023, the Company executed a Supplemental Indenture (the “December 28, 2023 Indenture Supplement”) to amend that certain debenture indenture by and between the Company and Odyssey Trust Company, as Trustee, dated as of December 12, 2018, as supplemented March 31, 2021, as further supplemented September 15, 2022 (collectively, the “Debenture Indenture”), in order to amended the terms of its outstanding $5,252,873 principal amount unsecured convertible debentures issued December 12, 2018 to, among other things, (i) decrease the conversion price of the remaining December Debentures to $0.07 per unit; (ii) change the maturity date of the December Debentures so that the December Debentures mature on January 31, 2028; (iii) providing for interest accruing between July 1, 2022 and December 31, 2023 to be added to the principal balance of the December Debentures; (iv) granting debenture holders a put right exercisable to December 29, 2023, granting each debenture holder the right to require the Company to redeem all or any part of such debenture holder’s outstanding December Debenture in cash at a redemption price equal to $600 per $1,000 principal amount of December Debentures elected to be redeemed; any accrued but unpaid interest through to and including the date of the debenture holder’s election shall not be paid and shall be cancelled; (v) granting debenture holders a put right in the event the Company’s cash available for debt service for any fiscal quarter exceeds $750,000, subject to pro ration, to require the Company to redeem all or any part of such debenture holder’s outstanding December Debentures in cash at a redemption price equal to the aggregate principal amount of the December Debentures being so redeemed, (vi) including a provision providing that the Company shall redeem on the last day of each calendar month beginning March 31, 2025 an aggregate amount of outstanding December Debentures equal to $108,799 less the amount of interest paid on such date; and (vii) subject to the receipt of regulatory approvals, granting a security interest in certain of the Company’s assets (such as licenses, inventory (including work in process), equipment (excluding equipment subject to purchase money financing) and contract rights (excluding investments in entities other than wholly owned subsidiaries)) to the holders of the December Debentures and to other holders of the Company’s debt, now or in the future, as the Company may elect.

On December 28, 2023, the Company also executed a Notice of Amendment to Warrant Terms to extend the terms of the warrants to December 28, 2026.

Integrity Global Security Settlement

On January 2, 2024, the Company reached agreements with IGS whereby (i) the Company will pay the amount of $55,000 in settlement of all claims against the Company, and (ii) IGS will pay the Company $10,000 in settlement of all claims against IGS. The net cost to the Company will be $45,000. The date of record of these settlement agreements will be the dates upon which the agreements are signed. At that time, the court will issue an order officially dismissing the case. See note 22.

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

We have been issued a U.S. patent with respect to our proprietary method of extracting cannabinoids from cannabis plants and converting the resulting cannabinoid extracts into concentrates such as oils, waxes, edibles and shatter. We have not commercialized our proprietary process and due to the current Nevada State laws governing these types of extraction methods, we do not intend to commercialize the proprietary process in the future. CLSH is engaged in attempting to find a buyer for the patent who may be able to use it in another state or another application.

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

As of the year ended May 31, 2023, the Company’s 50% partner in Kealii Okamalu LLC had defaulted on its obligations under both the Kealii Okamalu LLC Operating Agreement and the Quinn River Joint Venture Agreement by failing to make any of its required capital contribution of $3 million. As a result of the partner’s breach, the Quinn River Joint Venture Agreement was officially terminated in July of 2023. Kealii Okamalu LLC is no longer an active operating entity. The Company does not believe it is likely to recover its investment in Kealii Okamalu LLC and has made an impairment charge in the amount of $1,590,742 against these assets during the year ended May 31, 2023.

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

Results of Operations for the Three Months Ended November 30, 2023 and 2022

The table below sets forth our select expenses as a percentage of revenue for the applicable periods:

	Three Months Ended	Three Months Ended
	November 30, 2023	November 30, 2022
Revenue	100%	100%
Cost of Goods Sold	58%	52%
Gross Margin	42%	48%
Selling, General, and Administrative Expenses	50%	56%
Gain on Settlement of Notes Receivable	-%	(3)%
Loss on Extinguishment of Debt	-%	110%
Interest expense	8%	10%
Provision for Income Tax	9%	9%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Three Months Ended	Three Months Ended
	November 30, 2023	November 30, 2022
Number of Customers Served (Dispensary)	68,586	83,744
Revenue	$5,197,214	$6,074,177
Gross Profit	$2,171,619	$2,925,237
Selling, General, and Administrative Expenses	$2,606,918	$3,428,352

Revenues

We had revenue of $5,197,214 during the three months ended November 30, 2023, a decrease of $876,963, or 14%, compared to revenue of $6,074,177 during the three months ended November 30, 2022. Our cannabis dispensary accounted for $3,104,064, or 60%, of our revenue for the three months ended November 30, 2023, a decrease of $688,740, or 18%, compared to $3,792,804 during the three months ended November 30, 2022. Dispensary revenue decreased during the second quarter of fiscal year 2024 because our average sales per day decreased from $41,679 during the second quarter of fiscal year 2023 to $34,111 during the second quarter of fiscal year 2024. Our cannabis production accounted for $2,093,150, or 40%, of our revenue for the three months ended November 30, 2023, a decrease of $188,223 or 8%, compared to $2,281,373 for the three months ended November 30, 2022. The decrease in production revenues for the second quarter of fiscal year 2024 was primarily due to the fact that the overall cannabis market in Nevada has seen a decrease in wholesale pricing, coupled with a slowdown in nonessential expenditures that comes with inflation and an uncertain economy.

Cost of Goods Sold

Our cost of goods sold for the three months ended November 30, 2023 was $3,025,595, a decrease of $123,345, or 4%, compared to cost of goods sold of $3,148,940 for the three months ended November 30, 2022. The decrease in cost of goods sold for the three months ended November 30, 2023 was due primarily due to a decrease in sales. Cost of goods sold was 58.2% of sales during the three months ended November 30, 2023 resulting in a gross margin of 41.8%. Cost of goods sold was 51.8% of sales during the three months ended November 30, 2022 resulting in a gross margin of 48.2%. Cost of goods sold during the second quarter of the 2024 fiscal year primarily consisted of product cost of $2,478,392, labor and overhead of $417,254, supplies and materials of $121,474, and licenses and fees of $8,475. Cost of goods sold during the second quarter of the 2023 fiscal year primarily consisted of product cost of $2,697,590, labor and overhead of $278,149, supplies and materials of $132,426, and licenses and fees of $40,775.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, decreased by $821,434, or approximately 24%, to $2,606,918 during the three months ended November 30, 2023, compared to $3,428,352 for the three months ended November 30, 2022. The decrease in SG&A expenses for the three months ended November 30, 2023 was primarily due to the Company’s efforts to reduce payroll, legal and office related costs, and sales and marketing expenses.

SG&A expense during the three months ended November 30, 2023 was primarily attributable to an aggregate of $2,205,118 in costs associated with operating the Oasis LLCs, a decrease of $720,967 compared to $2,926,085 during the three months ended November 30, 2022. The major components of the decrease were as follows: sales and marketing costs of $103,048 compared to $299,154; lease, facilities, and office costs of $525,014 compared to $662,294; and payroll and related costs of $1,170,765 compared to $1,220,960. The reductions in costs were primarily the result of our cost cutting efforts. The decrease in SG&A expense for the second quarter was partially offset by an increase in professional fees to $186,144 compared to $68,714 and a decrease in the absorption of costs into cost of goods sold and inventory in the amount of $677,311.

Finally, SG&A decreased by $100,467 during the three months ended November 30, 2023 as a result of an decrease in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $401,800 from $502,267 during the three months ended November 30, 2022. The major components of this decrease compared to the second quarter of fiscal 2023 was a decrease in payroll and related costs to $106,354 during the current period from $165,488 during the comparable period of the prior year.

Interest Expense, Net

Our interest expense was $410,841 for the three months ended November 30, 2023, a decrease of $198,064, or 33%, compared to $608,905 for the six months ended November 30, 2022. The decrease consisted primarily of a decrease in the amount of $102,286 in connection with the payment of principal due on our short-term financing arrangements, and a decrease of $59,947 in connection with our convertible debentures related to the conversion of $11,343,619 of principal to equity on September 15, 2022. Interest expense also decreased by $32,056 due to a decrease in the amortization of discounts on our notes payable.

Loss on Extinguishment of Debt

During the three months ended November 30, 2022, certain of our convertible debentures were amended to (i) permit mandatory conversion of $11,343,619 in principal plus $189,061 in accrued interest into units at a reduced rate of $0.285 per unit; (ii) decrease the conversion price of the remaining debentures to $0.40 per unit; (iii) reduce the mandatory conversion VWAP provision from $2.40 to $0.80; and (iv) change the maturity date so that half of the remaining balance matures on December 31, 2023 and the remaining on December 31, 2024. We recognized a loss on the amendment of the debt in the amount of $6,659,359 in connection with these amendments during the second quarter of fiscal 2023. There was no comparable transaction in the current period.

Gain on Equity Investment

During the three months ended November 30, 2022, we had income on equity investment in the amount of $80,319 in connection with our interest in the Quinn River Joint Venture; there was no comparable transaction in the current period.

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $456,040 during the three months ended November 30, 2023 compared to $516,691 during the three months ended November 30, 2022. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

For the reasons above, our net loss for the three months ended November 30, 2023 was $1,302,180 compared to a net loss of $8,215,954 for the three months ended November 30, 2022, a decrease of $6,903,187, or 84%.

Non-Controlling Interest

During the three months ended November 30, 2023 and 2022, the income (loss) associated with the non-controlling interest in Kealii Okamalu was ($92) and ($10,587), respectively. This amount is comprised of the third-party portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the three months ended November 30, 2023 was $1,302,272 compared to a net loss of $8,215,954 for the three months ended November 30, 2022, a decrease of $6,913,682 or 84%.

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

	Three Months Ended November 30, 2023	Three Months Ended November 30, 2022
Net Loss attributable to CLS Holdings, Inc.	$(1,302,272)	$(8,215,954)
Add:
Interest expense, net	410,841	608,905
Provision for taxes	456,040	516,691
Depreciation and amortization	165,874	240,258
EBITDA (1)	$(269,517)	$(6,850,100)
Less non-recurring gains and losses:
Gain on settlement of debt	$-	$(2,384)
Loss on extinguishment of debt		6,659,359
Gain on equity investment	-	(80,319)
Adjusted EBITDA (2)	$(269,517)	$(273,444)

(1)	Net loss plus interest, taxes, depreciation, and amortization.
(2)	EBITDA adjusted for non-recurring gains, losses, and impairments.

Results of Operations for the Six Months Ended November 30, 2023 and 2022

The table below sets forth our select expenses as a percentage of revenue for the applicable periods:

	Six Months Ended	Six Months Ended
	November 30, 2023	November 30, 2022
Revenue	100%	100%
Cost of Goods Sold	57%	52%
Gross Margin	43%	48%
Selling, General, and Administrative Expenses	52%	54%
Employee Retention Tax Credit	(9)%	-%
Gain on Settlement of Notes Receivable	-%	(3)%
Loss on Extinguishment of Debt	-%	55%
Interest expense	8%	11%
Provision for Income Tax	9%	9%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Six Months Ended	Six Months Ended
	November 30, 2023	November 30, 2022
Number of Customers Served (Dispensary)	140,152	166,688
Revenue	$10,311,741	$12,119,104
Gross Profit	$4,445,545	$5,825,747
Selling, General, and Administrative Expenses	$5,336,818	$6,488,967

Revenues

We had revenue of $10,311,741 during the six months ended November 30, 2023, a decrease of $1,807,363, or 15%, compared to revenue of $12,119,104 during the six months ended November 30, 2022. Our cannabis dispensary accounted for $6,412,606, or 62%, of our revenue for the six months ended November 30, 2023, a decrease of $1,268,755, or 17%, compared to $7,681,361 during the six months ended November 30, 2022. Dispensary revenue decreased during the second quarter of fiscal year 2024 because our average sales per day decreased from $41,975 during the second quarter of fiscal year 2023 to $35,042 during the second quarter of fiscal year 2024. Our cannabis production accounted for $3,899,135, or 38%, of our revenue for the six months ended November 30, 2023, a decrease of $568,608 or 12%, compared to $4,437,743 for the six months ended November 30, 2022. The decrease in production revenues for the second quarter of fiscal year 2024 was primarily due to the fact that the overall cannabis market in Nevada has seen a decrease in wholesale pricing, coupled with a slowdown in nonessential expenditures that comes with inflation and an uncertain economy.

Cost of Goods Sold

Our cost of goods sold for the six months ended November 30, 2023 was $5,866,196, a decrease of $427,161, or 7%, compared to cost of goods sold of $6,293,357 for the six months ended November 30, 2022. The decrease in cost of goods sold for the six months ended November 30, 2023 was due primarily due to a decrease in sales. Cost of goods sold was 56.9% of sales during the six months ended November 30, 2023 resulting in a gross margin of 43.1%. Cost of goods sold was 51.9% of sales during the six months ended November 30, 2022 resulting in a gross margin of 48.1%. Cost of goods sold during the second quarter of the 2024 fiscal year primarily consisted of product cost of $4,878,402, labor and overhead of $748,381, supplies and materials of $222,463, and licenses and fees of $16,950. Cost of goods sold during the second quarter of the 2023 fiscal year primarily consisted of product cost of $5,333,849, labor and overhead of $618,097, supplies and materials of $283,933, and licenses and fees of $57,478.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, decreased by $1,112,149, or approximately 18%, to $5,336,818 during the six months ended November 30, 2023, compared to $6,488,967 for the six months ended November 30, 2022. The decrease in SG&A expenses for the six months ended November 30, 2023 was primarily due to the Company’s efforts to reduce payroll, legal and office related costs, and sales and marketing expenses.

SG&A expense during the six months ended November 30, 2023 was primarily attributable to an aggregate of $4,410,998 in costs associated with operating the Oasis LLCs, a decrease of $858,867 compared to $5,269,865 during the six months ended November 30, 2022. The major components of the decrease were as follows: payroll and related costs of $2,342,484 compared to $2,826,346; lease, facilities, and office costs of $1,075,350 compared to $1,373,874; sales and marketing costs of $218,509 compared to $391,090; and depreciation and amortization of $225,882 compared to $325,517. The reductions in costs were primarily the result of our cost cutting efforts. The decrease in SG&A expense for the second quarter was partially offset by an increase in taxes and licenses to $369,043 compared to $130,212 and an increase in travel and related costs to $231,796 from $176,970.

Finally, SG&A decreased by $293,382 during the six months ended November 30, 2023 as a result of a decrease in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $925,821 from $1,219,103 during the six months ended November 30, 2022. The major components of this decrease compared to the second quarter of fiscal 2023 was a decrease in professional fees to $475,903 during the current period from $795,591 during the comparable period of the prior year. This decrease was partially offset by an increase in payroll and related costs to $297,833 during the six months ended November 30, 2023 compared to $187,065 during the comparable period of the prior year.

Interest Expense, Net

Our interest expense was $868,313 for the six months ended November 30, 2023, a decrease of $507,262, or 37%, compared to $1,375,575 for the six months ended November 30, 2022. The decrease in interest expense consisted primarily of a decrease in the amount of $323,703 in connection with our convertible debentures related to conversion of $11,343,619 of principal to equity on September 15, 2022, and a decrease in the amount of $113,409 in connection with the payment of principal due on our short-term financing arrangements, Interest expense also decreased by $64,110 due to a decrease in the amortization of discounts on our notes payable.

Employee Retention Tax Credit

During the six months ended November 30, 2023, the Company received the amount of $924,862 Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). This amount was recorded as other income. There was no comparable transaction in the prior period.

Loss on Extinguishment of Debt

During the six months ended November 30, 2022, certain of our convertible debentures were amended to (i) permit mandatory conversion of $11,343,619 in principal plus $189,061 in accrued interest into units at a reduced rate of $0.285 per unit; (ii) decrease the conversion price of the remaining debentures to $0.40 per unit; (iii) reduce the mandatory conversion VWAP provision from $2.40 to $0.80; and (iv) change the maturity date so that half of the remaining balance matures on December 31, 2023 and the remaining on December 31, 2024. We recognized a loss on the amendment of the debt in the amount of $6,659,359 in connection with these amendments during the second quarter of fiscal 2023. There was no comparable transaction in the current period.

Loss on Equity Investment

During the six months ended November 30, 2022, we had a loss on equity investment in the amount of $154,111 in connection with our interest in the Quinn River Joint Venture; there was no comparable transaction in the current period.

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

Gain on Settlement of Accounts Payable

During the six months ended November 30, 2023, we settled an outstanding vendor account in the amount of $8,375 for a cash payment of $4,000 representing a gain in the amount of $4,375. There was no comparable transaction in the prior period.

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $933,564 during the six months ended November 30, 2023 compared to $1,035,776 during the six months ended November 30, 2022. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

For the reasons above, our net loss for the six months ended November 30, 2023 was $1,763,913 compared to a net loss of $9,537,492 for the six months ended November 30, 2022, a decrease of $7,773,579, or 82%.

Non-Controlling Interest

During the six months ended November 30, 2023 and 2022, the income (loss) associated with the non-controlling interest in Kealii Okamalu was ($2,200) and $173,060, respectively. This amount is comprised of the third-party portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the six months ended November 30, 2023 was $1,766,113 compared to a net loss of $9,364,432 for the six months ended November 30, 2022, a decrease of $7,598,319 or 81%.

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

	Six Months Ended November 30, 2023	Six Months Ended November 30, 2022
Net Loss attributable to CLS Holdings, Inc.	$(1,766,113)	$(9,364,432)
Add:
Interest expense, net	868,313	1,375,575
Provision for taxes	933,564	1,035,776
Depreciation and amortization	332,748	477,193
EBITDA (1)	$368,512	$(6,475,888)
Less non-recurring gains and losses:
Gain on settlement of accounts payable	$(4,375)	$-
Gain on settlement of debt	-	(2,384)
Gain on settlement of notes receivable	-	(348,165)
Employee retention tax credit	(924,862)	-
Loss on extinguishment of debt	-	6,659,359
Loss on equity investment	-	154,111
Adjusted EBITDA (2)	$(560,725)	$(12,967)

(1)	Net loss plus interest, taxes, depreciation, and amortization.
(2)	EBITDA adjusted for non-recurring gains, losses, and impairments.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at November 30, 2023 and May 31, 2023:

	November 30,	May 31,
	2023	2023
Current Assets	$5,404,723	$4,591,510
Current Liabilities	$19,453,205	$16,340,529
Working Capital (Deficit)	$(14,048,482)	$(11,749,019)

At November 30, 2023, we had a working capital deficit of $14,048,482, a decline in our working capital position of $2,299,463 compared to the working capital deficit of $11,749,019 we had at May 31, 2023. Our working capital decreased primarily due to an increase in accounts payable and accrued liabilities in the amount of $995,958 and a shift of notes payable from long term to current classification in the amount of $577,084. Our working capital was also negatively impacted by an increase in our accrued potential tax liability in the amount of $933,564 as a result of the calculation of our tax liability under 280E, which can change based on the deductibility of applicable expenses and is not necessarily tied to operating income. Our potential tax liability under Section 280E was $7,686,021 at November 30, 2023, representing 40% of total current liabilities.

We have a 50% ownership of Kealii Okamalu which in turn has a 1/3 interest in the Quinn River Joint Venture. We recently completed the first harvest of the Quinn River Joint Venture and have been selling the products derived from that initial harvest since October of 2022. We received inventory with a value of $952,125 from this initial crop. As of the year ended May 31, 2023, the Company’s 50% partner in Kealii Okamalu LLC had defaulted on its obligations under both the Kealii Okamalu LLC Operating Agreement and the Quinn River Joint Venture Agreement by failing to make any of its required capital contribution of $3 million. As a result of the partner’s breach, the Quinn River Joint Venture Agreement was officially terminated in July of 2023. Kealii Okamalu LLC is no longer an active operating entity. The company does not believe it is likely to recover its investment in Kealii Okamalu LLC and has made an impairment charge in the amount of $1,590,742 against these assets during the year ended May 31, 2023. There was no comparable transaction in the prior period.

In September 2022, we successfully refinanced all but one of the U.S. Convertible Debentures and all of the Canaccord Debentures so that 60% of them were converted into equity and the balance of them mature in equal portions in December 2023 and December 2024.

We have recently taken significant actions to improve our liquidity and reduce our debt:

On November 30, 2023, we completed a private placement of $960,000 original principal amount of Unsecured Debentures (the “November 2023 Debentures”). The November 2023 Debentures bear interest at 15%, and are convertible to the Company’s Common Stock, par value $0.0001 per share, at the option of the Company on or before December 6, 2023, at a conversion price of $0.0345 per share. A minimum of one year of interest is required to be converted as well.

On December 6, 2023 we elected to convert the debt owed under the November 2023 Debentures. As a result of the conversion an additional 32,000,000 shares were issued to four separate parties bringing the outstanding number of issued shares of the Company to 104,543,141.

On December 28, 2023, we executed a Supplemental Indenture (the “December 28, 2023 Indenture Supplement”) to, among other things, (i) decrease the conversion price of the remaining December Debentures to $0.07 per unit; (ii) change the maturity date of the December Debentures to January 31, 2028; (iii) provide interest accruing between July 1, 2022 and December 31, 2023 to be added to the principal balance of the December Debentures; (iv) grant the debenture holders a put right (the “Put Options”) exercisable to December 29, 2023, grant each debenture holder the right to require the Company to redeem all or any part of such debenture holder’s outstanding December Debenture in cash at a redemption price equal to $600 per $1,000 principal amount of December Debentures elected to be redeemed; any accrued but unpaid interest through to and including the date of the debenture holder’s election shall not be paid and shall be cancelled; (v) granting debenture holders a put right in the event the Company’s cash available for debt service for any fiscal quarter exceeds $750,000, subject to pro ration, to require the Company to redeem all or any part of such debenture holder’s outstanding December Debentures in cash at a redemption price equal to the aggregate principal amount of the December Debentures being so redeemed, (vi) including a provision providing that the Company shall redeem on the last day of each calendar month beginning March 31, 2025 a portion of the outstanding December Debentures less the amount of interest paid on such date; and (vii) subject to the receipt of regulatory approvals, granting a security interest in certain of the Company’s assets (such as licenses, inventory (including work in process), equipment (excluding equipment subject to purchase money financing) and contract rights (excluding investments in entities other than wholly owned subsidiaries)) to the holders of the December Debentures and to other holders of the Company’s debt, now or in the future, as the Company may elect.

We expect a significant number of debenture holders to exercise the Put Options pursuant to the terms of the December 28, 2023 Indenture Supplement. As of January 3, 2024, we have received a total of $3,841,308 in principal amount of debentures that have exercised their Put Options. We obtained the November 30, 2023 loan in order to facilitate the payment of these Put Options. Additionally, we are currently in negotiations to obtain an additional $2,000,000 in loans, of which we expect $1,050,000 to be converted into equity at $0.033 per share and $950,000 of which will be in the form of a conventional debenture at 16% interest payable quarterly over 18 months. We will utilize the proceeds of the November 2023 Debentures to complete these put transactions, which will satisfy these debentures in cash at a 40% discount to principal. These transactions have not been completed as of January 3, 2024, and there can be no assurance the they will be completed at the terms which we currently anticipate, if at all.

Although our revenues are expected to grow as we expand our operations, we only achieved net income for the first time during our first quarter of fiscal 2022 and we have experienced net losses since such time. Due to our cost control efforts, we have generated positive cash flow from operating activities in the amounts of $223,618. $783,250, $788,724, and $802,729 for the three months ended November 30, 2023, May 31, 2023, February 28, 2023 and May 31, 2023, respectively. As a result of this improved operational performance and our debt we believe we will have funds sufficient to sustain our operations at their current level, or if we require additional cash, we expect to obtain the necessary funds through short-term financing agreements; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the cannabis business. To address these risks, we must, among other things, seek growth opportunities through investments and acquisitions in our industry, successfully execute our business strategy and successfully navigate business environment in which we currently operate as well as any changes that may arise in the cannabis regulatory environment. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Cash flows provided by operating activities were $1,004,631 during the six months ended November 30, 2023, an improvement of $2,825,943, or approximately 155%, compared to ($1,821,312) during the six months ended November 30, 2022. In deriving cash flows used in operating activities from the net losses for the three months ended November 30, 2023 and 2022, certain non-cash items were deducted from or added back to the net loss for each such period. These amounts were $664,765 and $7,334,224 for the six months ended November 30, 2023 and 2022, respectively. For the six months ended November 30, 2023, the most significant items added back to net income were $335,999 of amortization of debt discounts and fees, and $332,748 of depreciation and amortization. For the six months ended November 30, 2022, this included adding back the loss on extinguishment of debt in the amount of $6,659,359, depreciation and amortization in the amount of $477,193, the loss on equity investment of $154,111, and amortization of debt discounts and fees of $394,110; these items were partially offset by the deduction of the gain on settlement of note receivable in the amount of $348,165.

Finally, our cash provided by operating activities was affected by changes in the components of working capital. The amounts of the components of working capital fluctuate for a variety of reasons, including management’s expectation of required inventory levels; the amount of accrued interest, both receivable and payable; the amount of prepaid expenses; the amount of accrued compensation and other accrued liabilities; our accounts payable and accounts receivable balances; and the capitalization of right of use assets and liabilities associated with operating leases. The overall net change in the components of working capital resulted in an increase in cash from operating activities in the amount of $2,103,779 during the six months ended November 30, 2023, compared to an increase in cash from operating activities of $381,956 during six months ended November 30, 2022. The more significant changes for the six months ended November 30, 2023 which were added back to the net loss in deriving cash generated by in operating activities were the changes in accounts payable and accrued liabilities of $1,000,336, accrual for taxes in the amount of $933,564, and inventory in the amount of $371,079. These increases were partially offset by a reduction in the amount of $502,200 related to accounts receivable. The more significant changes for the six months ended November 30, 2022 which were added back to the net loss in deriving cash generated by operating activities were the deferred tax liability of $1,035,776 and accounts payable and accrued expenses of $982,209, offset by reductions related to inventory in the amount of $1,458,054 and accounts receivable in the amount of $387,057.

Cash flows used by investing activities were $102,423 for the six months ended November 30, 2023, an increase in cash used of $69,155 or 208%, compared to cash used in investing activities of $33,268 during the six months ended November 30, 2022. This increase was primarily due to a decrease in proceeds from the collection of a note receivable compared to the prior period.

Cash flows used by financing activities were $140,958 for the six months ended November 30, 2023, a decrease in the amount of $252,271 compared to cash provided by financing activities of $111,313 in the prior period. We received proceeds in the amount of $960,000 from the issuance of convertible notes payable during the period, compared to proceeds from loans payable in the amount of $1,717,115 in the prior period. During the six months ended November 30, 2023, we made principal payments on notes, leases, and convertible debt in the aggregate amount of $1,100,958 compared to $1,605,802 during the prior year period. These payments represent our continued effort to reduce our debt from internal cash flow.

Third Party Debt and Related Party Debt

The table below summarizes the status of our third-party debt, excluding our short-term receivables-based debt facility and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our common stock:

Name of Note	Original Principal Amount	Outstanding	Payment Details
U.S. Convertible Debentures 1 – Related Party	$1,801,783	Outstanding	Half due on December 31, 2023 and half due on December 31, 2024

U.S. Convertible Debentures 2	$450,446	Outstanding	Half due on December 31, 2023 and half due on December 31, 2024

Canaccord Debentures	$5,253,873	Outstanding	Half due December 31, 2023 and half due December 31, 2024

Debentures 1,2,3,4,5 and 6*	$2,022,916	Outstanding	Due July 10, 2024

2022 Financing Agreement	$0	Paid	Due September 2023

November 2023 Convertible Notes	$960,000	Outstanding	Due October 2024

* The terms of the 6 Debentures provide for additional payments in the aggregate amount of not less than $375,000 per year beginning in 2025, for five years.

We have generated positive cash flow from operating activities in the amounts of $223,618, $783,250, $788,724, and $802,729 for the three months ended November 30, 2023, May 31, 2023, and February 28, 2023 and May 31, 2023. We believe that we will have sufficient capital to satisfy our obligations through the use of internally generated cash, the sale of debt and or equity, and the conversion of debt to equity, though there can be no assurance that this will be the case.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. With the exception of the first quarter of fiscal 2022, we have incurred losses from operations since inception, and have an accumulated deficit of $110,645,559 as of November 30, 2023, compared to $108,879,446 as of May 31, 2023. We had a working capital deficit of $14,048,482 as of November 30, 2023, compared to a working capital deficit of $11,749,019 as of May 31, 2023. The report of our independent auditors for the year ended May 31, 2023 contained a going concern qualification.

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

Evaluation of Disclosure Controls and Procedures

Andrew Glashow, our Chief Executive Officer, and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. The Company believes it now has an adequate number of trained personnel to resolve any segregation of duties deficiencies. Based on the evaluation, Mr. Glashow concluded that:

●	We do not have an independent body to oversee our internal controls over financial reporting due to our limited resources.

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

CLS HOLDINGS USA, INC.

Date: January 11, 2024	By:	/s/ Andrew Glashow
Andrew Glashow President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)