Form 10-Q
period 2024-02-29
CLS Holdings USA, Inc.
filed 2024-04-15
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

or

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 137,675,276 shares of $0.0001 par value common stock outstanding as of April 8, 2024.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended February 29, 2024

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29,	May 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$698,877	$998,421
Accounts Receivable	954,020	431,204
Inventory	2,385,724	3,012,932
Prepaid expenses and other current assets	82,911	148,953
Total current assets	4,121,532	4,591,510

Property, plant and equipment, net of accumulated depreciation of $3,162,030 and $2,687,146	2,488,853	2,913,077
Right of use assets, operating leases	1,578,759	1,641,577
Intangible assets, net of accumulated amortization of $172,156 and $588,217	185,837	209,088
Goodwill	557,896	557,896
Other assets	197,500	157,500

Total assets	$9,130,377	$10,070,648

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$3,380,315	$2,728,572
Accrued interest	3,600	634,594
Loans payable	-	471,380
Lease liability - operating leases, current	433,465	374,004
Lease liability - financing leases, current	98,210	86,887
Taxes Payable	8,132,683	6,752,457
Notes payable	1,190,703	1,439,584
Convertible notes payable - current	58,498	2,952,160
Convertible notes payable, related party - current	233,993	900,891

Total current liabilities	13,531,467	16,340,529

Noncurrent liabilities
Lease liability - operating leases, non-current	1,431,776	1,544,283
Lease liability - financing leases, non-current	124,767	200,280
Notes payable, non-current, net of discount of $37,072 and $1,291,887	1,809,483	2,033,077
Convertible notes payable, non-current	2,001,587	2,852,159
Convertible notes payable, related party - non-current	1,745,986	900,892

Total Liabilities	20,645,066	23,871,220

Commitments and contingencies	-	-

Stockholder's deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 345,000,000 shares authorized at February 29, 2024 and 187,500,000 at May 31, 2023; 137,675,276 shares and 72,543,141 issued and outstanding at February 29, 2024 and May 31, 2023, respectively	13,768	7,255
Additional paid-in capital	105,152,891	96,147,784
Common stock subscribed	65,702	65,702
Common stock receivable	(592,848)	-
Accumulated deficit	(115,014,703)	(108,879,446)
Stockholder's deficit attributable to CLS Holdings, Inc.	(10,375,190)	(12,658,705)
Non-controlling interest	(1,139,499)	(1,141,867)
Total stockholder's deficit	(11,514,689)	(13,800,572)

Total liabilities and stockholders' deficit	$9,130,377	$10,070,648

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

Revenue	$4,926,457	$5,437,302	$15,238,198	$17,556,406
Cost of goods sold	2,799,498	2,871,557	8,665,694	9,164,914
Gross margin	2,126,959	2,565,745	6,572,504	8,391,492

Selling, general and administrative expenses	2,565,239	2,407,966	7,902,057	8,896,933
Total operating expenses	2,565,239	2,407,966	7,902,057	8,896,933

Operating income (loss)	(438,280)	157,779	(1,329,553)	(505,441)

Other (income) expense:
Interest expense, net	247,961	648,957	1,116,274	2,024,532
Employee retention tax credit income	-	-	(924,862)	-
Loss on extinguishment of debt	3,404,910	-	3,404,910	6,659,359
(Gain) Loss on equity investment	-	22,476	-	176,587
(Gain) on settlement of debt	(168,837)	-	(168,837)	(2,384)
(Gain) on settlement of accounts payable	-	-	(4,375)	-
(Gain) on settlement of note receivable	-	-	-	(348,165)
Total other (income) expense	3,484,034	671,433	3,423,110	8,509,929

Income (Loss) before income taxes	(3,922,314)	(513,654)	(4,752,663)	(9,015,370)

Provision for income tax	(446,662)	(516,252)	(1,380,226)	(1,552,028)

Net loss	(4,368,976)	(1,029,906)	(6,132,889)	(10,567,398)

Non-controlling interest	(168)	130,391	(2,368)	303,451

Net loss attributable to CLS Holdings, Inc.	$(4,369,144)	$(899,515)	$(6,135,257)	$(10,263,947)

Net loss per share - basic	$(0.04)	$(0.01)	$(0.07)	$(0.19)

Net loss per share - diluted	$(0.04)	$(0.01)	$(0.07)	$(0.19)

Weighted average shares outstanding - basic	118,630,461	72,518,141	87,849,514	56,657,781

Weighted average shares outstanding - diluted	118,630,461	72,518,141	87,849,514	56,657,781

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid In	Stock	Stock	Accumulated	Minority
	Amount	Value	Capital	Payable	Receivable	Deficit	Interest	Total

Balance, May 31, 2022	$32,052,021	$3,206	$77,954,748	$70,092		$(95,079,817)	$(97,211)	$(17,148,982)

Loss for the three months ended August 31, 2022	-	-	-	-		(1,148,478)	(183,647)	(1,332,125)
Balance, August 31, 2022	$32,052,021	$3,206	$77,954,748	$70,092		$(96,228,295)	$(280,858)	$(18,481,107)

Common stock issued for the conversion of debt	40,465,544	4,047	11,528,633	-		-	-	11,532,680
Rounding for reverse split	576	-	-	-		-	-	-
Loss on extinguishment of debt			6,659,359	-		-	-	6,659,359
Loss for the three months ended November 30, 2022	-	-	-	-		(8,215,954)	10,587	(8,205,367)
Balance, November 30, 2022	$72,518,141	$7,253	$96,142,740	$70,092		$(104,444,249)	$(270,271)	$(8,494,435)

Loss for the three months ended February 28, 2023	-	-	-	-		(899,515)	(130,391)	(1,029,906)
Balance, February 28, 2023	$72,518,141	$7,253	$96,142,740	$70,092		$(105,343,764)	$(400,662)	$(9,524,341)
						-	-	-
Balance, May 31, 2022	$32,052,021	$3,206	$77,954,748	$70,092	$-	$(95,079,817)	$(97,211)	$(17,148,982)
Common stock issued for the conversion of debt	40,465,544	4,047	11,528,633	-	-	-	-	11,532,680
Loss on extinguishment of debt	-	-	6,659,359	-	-	-	-	6,659,359
Rounding for reverse split	576	-	-	-	-	-	-	-
Loss for the nine months ended February 28, 2023	-	-	-	-	-	(10,263,947)	(303,451)	(10,567,398)
Balance, February 28, 2023	$72,518,141	$7,253	$96,142,740	$70,092	$-	$(105,343,764)	$(400,662)	$(9,524,341)

Balance, May 31, 2023	$72,543,141	$7,255	$96,147,784	$65,702	$-	$(108,879,446)	$(1,141,867)	$(13,800,572)

Loss for the three months ended August 31, 2023	-	-	-	-	-	(463,841)	2,108	(461,733)
Balance, August 31, 2023	$72,543,141	$7,255	$96,147,784	$65,702	$-	$(109,343,287)	$(1,139,759)	$(14,262,305)

Discount on convertible notes payable	-	-	62,400	-	-	-	-	62,400
Loss for the three months ended November 30, 2023	-	-	-	-	-	(1,302,272)	92	(1,302,180)
Balance, November 30, 2023	$72,543,141	$7,255	$96,210,184	$65,702	$-	$(110,645,559)	$(1,139,667)	$(15,502,085)

Conversion of notes payable	64,132,135	6,413	2,167,587	-	-	-	-	2,174,000
Discounts on notes payable	-	-	221,712	-	-	-	-	221,712
Shares issued to officer as compensation	1,000,000	100	38,700	-	-	-	-	38,800
Amortization of employee stock options	-	-	6,439	-	-	-	-	6,439
Common to be returned in settlement of notes payable	-	-	-	-	(592,848)	-	-	(592,848)
Extinguishment of debt	-	-	6,508,269	-	-	-	-	6,508,269
Loss for the three months ended February 29, 2024	-	-		-	-	(4,369,144)	168	(4,368,976)
Balance, February 29, 2024	$137,675,276	$13,768	$105,152,891	$65,702	$(592,848)	$(115,014,703)	$(1,139,499)	$(11,514,689)

Balance, May 31, 2023	72,543,141	7,255	96,147,784	65,702	-	(108,879,446)	(1,141,867)	(13,800,572)
					-
Conversion of notes payable	64,132,135	6,413	2,167,587	-	-	-	-	2,174,000
Discounts on notes payable	-	-	284,112	-	-	-	-	284,112
Shares issued to officer as compensation	1,000,000	100	38,700	-	-	-	-	38,800
Amortization of employee stock options	-	-	6,439	-	-	-	-	6,439
Common stock returned in settlement of notes payable	-	-	-	-	(592,848)	-	-	(592,848)
Extinguishment of debt	-	-	6,508,269	-	-	-	-	6,508,269
Loss for the nine months ended February 29, 2024	-	-	-	-		(6,135,257)	2,368	(6,132,889)

Balance, February 29, 2024	$137,675,276	$13,768	$105,152,891	$65,702	$(592,848)	$(115,014,703)	$(1,139,499)	$(11,514,689)

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 29, 2024	February 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,132,889)	$(10,567,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity investment	-	176,587
Share-based compensation	45,239	-
Amortization of debt discounts and fees	393,240	597,821
Loss on extinguishment of debt	3,404,910	6,659,359
Gain on settlement of note receivable	-	(348,165)
Gain on settlement of accounts payable	(4,375)	-
Gain on debt settlement	(168,837)	(2,384)
Depreciation and amortization expense	498,131	716,114
Bad debt expense	393	(4,437)
Changes in assets and liabilities:
Accounts receivable	(523,209)	(95,718)
Prepaid expenses and other current assets	66,042	143,627
Inventory	627,208	(931,861)
Right of use asset	287,717	263,064
Accounts payable and accrued expenses	656,121	739,622
Accrued interest	336,878	327,169
Deferred tax liability	1,380,226	1,552,028
Operating lease liability	(277,945)	(244,011)
Net cash provided by (used in) operating activities	588,850	(1,018,583)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(50,659)	(141,465)
Payment for construction security deposit	(40,000)	-
Investment in Quinn River	-	(297,149)
Proceeds from collection of note receivable	-	348,165
Net cash used in investing activities	(90,659)	(90,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from the issuance of notes payable	-	-
Cash received from the issuance of convertible notes payable	2,030,000	-
Proceeds from loan payable	2,290,000	1,717,115
Repayments of loan payable	(481,943)	(1,869,344)
Principal payments on notes payable	(812,807)	-
Repayments on convertible debt	(3,758,795)	(350,000)
Principal payments on finance leases	(64,190)	(52,786)
Net cash used in financing activities	(797,735)	(555,015)

Net decrease in cash and cash equivalents	(299,544)	(1,664,047)

Cash and cash equivalents at beginning of period	998,421	2,551,859

Cash and cash equivalents at end of period	$698,877	$887,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$338,529	$1,188,397
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of notes payable	$-	$11,532,680
Capitalized interest	$967,872	$3,283
Extinguishment of debt	$12,515,830	$-
Gain on restructure of 15% notes	$1,088,308	$-
Conversion of notes payable to common stock	$1,745,888	$-
Loss on conversion of debentures to common stock	$428,112	$-
Initial ROU asset and lease liability – operating lease	$224,899	$46,475
Transfer from prepaid expenses to fixed assets	$221,712	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

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

Our retail dispensary is a single location operation in Nevada and occupies over 5,000 square feet. This location, which is easily accessible by tourists, is currently open 19.5 hours per day for walk-in service. Curbside and in store express pick up is available between the hours of 8:00 AM and 12:00 AM. Oasis dispensary also delivers cannabis to residents between the hours of 8:00 AM and 10:00 PM. The central location provides logistical convenience for delivery to all parts of the Las Vegas valley.

Our wholesale operations, which occupies approximately 10,000 square feet of a 22,000 square foot warehouse, began sales to third parties in August 2017 and completed construction and received a certificate of occupancy for its state-of-the-art extraction facility in December of 2019. We have made sales to over 85 external customers as of February 29, 2024. Our existing product line includes vaporizers, tinctures, ethanol produced THC distillate, and live and cured hydrocarbon concentrates. At present, the City Trees cultivation facility only grows breeding stock to preserve valuable genetics and does not offer its crops for sale or processing. As a result, all raw materials for manufacturing are sourced from third parties.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $698,877 and $998,421 as of February 29, 2024 and May 31, 2023, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had bad debt expense of $0 and $438 during the three months ended February 29, 2024 and February 28, 2023. The Company had $393 and $(4,437) of bad debt expense during the nine months ended February 29, 2024 and February 28, 2023, respectively.

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

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation are eliminated, and any resulting gain or loss is reflected in operations.

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At February 29, 2024, the net carrying value of goodwill on the Company’s balance sheet remained at $557,896.

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company was eligible for a refundable employee retention tax credit (the “ERTC”), subject to certain criteria. As ERTCs are not within the scope of ASC 740, Income Taxes, the Company has chosen to account for the ERTCs by analogizing to the International Standard IAS 20, Accounting/or Government Grants and Disclosure of Government Assistance (“IAS 20”). In accordance with IAS 20, an entity recognizes government grants only when there is reasonable assurance that the entity will comply with the conditions attached to them and the grants will be received. During the three and nine months ended February 29, 2024, the Company received an aggregate of $0 and $924,862, which was accounted for as other income on the Company’s condensed consolidated statement of operations.

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

Non-Controlling Interests

The Company reports “non-controlling interest in subsidiary” as a component of equity, separate from parent’s equity, on the Consolidated Balance Sheets. In addition, the Company’s Consolidated Statements of Operations includes “net income (loss) attributable to non-controlling interest.” During the three months ended February 29, 2024 and February 28, 2023, the Company reported a non-controlling interest in the amount of ($168) and $130,391, respectively, representing 50% of the income (loss) incurred by its partially owned subsidiary, Kealii Okamalu. During the nine months ended February 29, 2024 and February 28, 2023, the Company reported a non-controlling interest in the amount of ($2,368) and $303,451, respectively, representing 50% of the income (loss) incurred by its partially owned subsidiary, Kealii Okamalu.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $125,251 and $119,327 for the three months ended February 29, 2024 and February 28, 2023, respectively. Total recognized advertising and marketing expenses were $352,310 and $517,452 for the nine months ended February 29, 2024 and February 28, 2023, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $1,286 and $196 for the three months ended February 29, 2024 and February 28, 2023, respectively. The Company incurred research and development costs of $3,173 and $879 for the nine months ended February 29, 2024 and February 28, 2023, respectively.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and nine months ended February 29, 2024 and February 28, 2023:

	For the Three	For the Three
	Months Ended	Months Ended
	February 29, 2024	February 28, 2023
Cannabis Dispensary	2,987,224	3,529,261
Cannabis Production	1,939,233	1,908,041
	$4,926,457	$5,437,302

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 29, 2024	February 28, 2023
Cannabis Dispensary	9,399,830	11,210,622
Cannabis Production	5,838,368	6,345,784
	$15,238,198	$17,556,406

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At February 29, 2024 and February 28, 2023, the Company had the following potentially dilutive instruments outstanding: at February 29, 2024, a total of 83,709,603 shares (20,726,901 issuable upon the exercise of warrants, 57,715,202 issuable upon the conversion of convertible notes payable and accrued interest, 8,250,000 shares issuable upon the conversion of stock options, and 17,500 in stock to be issued); and at February 28, 2023, a total of 42,653,147 shares (21,962,699 issuable upon the exercise of warrants, 256,550 issuable upon the exercise of unit warrants, 20,403,898 issuable upon the conversion of convertible notes payable and accrued interest, and 30,000 in stock to be issued).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the three and nine months ended February 29, 2024 and February 28, 2023. For the three and nine months ended February 29, 2024 and February 28, 2023, the Company excluded from the calculation of fully diluted earnings per share the following instruments which were anti-dilutive: shares issuable pursuant to the conversion of notes payable and accrued interest, shares issuable pursuant to the exercise of warrants, and shares of common stock issuable.

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

Note 2: Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $115,014,703 as of February 29, 2024. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with revenues from operations. The Company has reported positive cash generated from operating activities for the last four quarters, including the three months ended February 29, 2024.

Note 3: Joint Venture

On October 20, 2021, the Company entered into a management services agreement (the “Quinn River Joint Venture Agreement”) through its 50% owned subsidiary, Kealii Okamalu, with CSI Health MCD LLC (“CSI”) and a commission established by the authority of the Tribal Council of the Fort McDermitt Paiute and Shoshone Tribe (“Tribe”). The purpose of the Quinn River Joint Venture Agreement was to establish a business (the “Quinn River Joint Venture”) to grow, cultivate, process, and sell cannabis and related products. The Quinn River Joint Venture Agreement had an initial term of 10 years plus a 10-year renewal option from the date the first cannabis crop produced is harvested and sold. Pursuant to the Quinn River Joint Venture Agreement, Kealii Okamalu leased approximately 5-10 acres of the Tribe’s land located along the Quinn River at a cost of $3,500 per quarter and managed the design, finance and construction of a cannabis cultivation facility on such tribal lands (“the Cultivation Facility”). Kealii Okamalu managed the ongoing operations of the Cultivation Facility and related business, including, but not limited to, cultivation of cannabis crops, personnel staffing, product packaging, testing, marketing and sales. Packaged products were branded as “Quinn River Farms.” Kealii Okamalu was required to contribute $6 million towards the construction of the Cultivation Facility and the working capital for the Quinn River Joint Venture. This amount was to be repaid from the portion of the net profits of the Quinn River Joint Venture otherwise payable to CSI and the Tribe at the rate of $750,000 per quarter for eight quarters. Kealii Okamalu was to receive one-third of the net profits of the Quinn River Joint Venture after being repaid its initial contribution.

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

There was no additional investment made in the Quinn River Joint Venture during the nine months ended February 29, 2024.

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

Following the impairment charge the net book value of the Company’s investment in Kealii Okamalu and the Quinn River Joint Venture at February 29, 2024 is $0.

Note 4: Accounts Receivable

Accounts receivable was $954,020 and $431,204 at February 29, 2024 and May 31, 2023, respectively. The Company had bad debt expense of $0 and $438 during the three months ended February 29, 2024 and February 28, 2023. The Company had bad debt expense of $393 and $(4,437) during the nine months ended February 29, 2024 and February 28, 2023. No allowance for doubtful accounts was necessary during the three months ended February 29, 2024 and February 28, 2023.

Note 5: Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	February 29,	May 31,
	2024	2023
Raw materials	$354,947	$399,728
Finished goods	2,030,777	2,613,204
Total	$2,385,724	$3,012,932

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 6: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at February 29, 2024 and May 31, 2023:

	February 29,	May 31,
	2024	2023
Prepaid expenses	82,911	147,953
Employee receivable	-	1,000
Total	$82,911	$148,953

Prepaid expenses primarily of (i) annual license fees charged by the State of Nevada; (ii) insurance costs; (iii) supplies; (iv) rent; and (v) board fees.

Note 7: Note Receivable

None

Note 8: Property, Plant and Equipment

Property, plant and equipment consisted of the following at February 29, 2024 and May 31, 2023:

	February 29, 2024	May 31, 2023
Office equipment	$159,401	$148,243
Furniture and fixtures	148,358	148,358
Machinery & Equipment	2,431,960	2,392,458
Leasehold improvements	2,911,164	2,911,164
Less: accumulated depreciation	(3,162,030)	(2,687,146)
Property, plant, and equipment, net	$2,488,853	$2,913,077

The Company made payments in the amounts of $50,659 and $141,465 for property and equipment during the nine months ended February 29, 2024 and February 28, 2023, respectively.

Depreciation expense totaled $157,634 and $210,187 for the three months ended February 29, 2024 and February 28, 2023, respectively. Depreciation expense totaled $474,884 and $629,920 for the nine months ended February 29, 2024 and February 28, 2023, respectively.

Note 9: Right of Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 10.5 years, some of which include options to extend.

The Company’s lease expense for the three months ended February 29, 2024 and February 28, 2023 was entirely comprised of operating leases and amounted to $97,658 and $82,858, respectively. The Company’s lease expense for the nine months ended February 29, 2024 and February 28, 2023 was entirely comprised of operating leases and amounted to $277,945 and $244,021, respectively.

The Company’s right of use (“ROU”) asset amortization for the three months ended February 29, 2024 and February 28, 2023 was $89,736 and $86,749, respectively. The Company’s ROU asset amortization for the nine months ended February 29, 2024 and February 28, 2023 was $186,424 and $174,067, respectively.

The Company has recorded total right of use assets of $4,384,520 and liabilities in the amount of $4,297,720 through February 29, 2024.

Right of use assets – operating leases are summarized below:

February 29, 2024
Amount at inception of leases	$4,384,520
Amount amortized	(2,599,873)
Prior Period Impairment of Quinn River Lease	(205,888)
Balance – February 29, 2024	$1,578,759

Operating lease liabilities are summarized below:

Amount at inception of leases	$4,297,720
Amount amortized	(2,432,479)
Balance – February 29, 2024	$1,865,241

Warehouse and offices	$1,751,609
Land	205,888
Office equipment	5,402
Balance – February 29, 2024	$1,865,241

Lease liability	$1,865,241
Less: current portion	(433,465)
Lease liability, non-current	$1,431,776

Maturity analysis under these lease agreements is as follows:

Twelve months ended February 28, 2025	$616,524
Twelve months ended February 28, 2026	589,970
Twelve months ended February 28, 2027	292,381
Twelve months ended February 29, 2028	298,127
Twelve months ended February 28, 2029	276,130
Thereafter	332,691
Total	$2,405,823
Less: Present value discount	(540,582)
Lease liability	$1,865,241

Note 10: Intangible Assets

Intangible assets consisted of the following at February 29, 2024 and May 31, 2023:

	February 29, 2024
		Accumulated
	Gross	Amortization	Impairment	Net
License & Customer Relations	$110,000	$(31,167)	-	$78,833
Tradenames - Trademarks	222,000	(125,800)	-	96,200
Domain Names	25,993	(15,189)	-	10,804
Total	$357,993	$(172,156)	-	$185,837

	May 31, 2023
		Accumulated
	Gross	Amortization	Impairment	Net
Intellectual Property	$319,600	$(157,137)	$(162,463)	$-
License & Customer Relations	990,000	(243,375)	(663,667)	82,958
Tradenames - Trademarks	301,000	(147,992)	(40,158)	112,850
Non-compete Agreements	27,000	(27,000)	-	-
Domain Names	25,993	(12,713)	-	13,280
Total	$1,663,593	$(588,217)	$(866,288)	$209,088

Total amortization expense charged to operations for the three months ended February 29, 2024 and February 28, 2023 was $7,750 and $28,715, respectively. Total amortization expense charged to operations for the nine months ended February 29, 2024 and February 28, 2023 was $15,501 and $58,149, respectively.

Amount to be amortized during the twelve months ended November 30,
2024	$31,044
2025	31,044
2026	31,044
2027	28,472
2028	12,900
Thereafter	51,333
$185,837

Note 11: Goodwill

Goodwill in the amount of $557,896 is carried on the Company’s balance sheet at February 29, 2024 and May 31, 2023 in connection with the acquisition of Alternative Solutions on June 27, 2018.

Goodwill Impairment Test

The Company assessed its intangible assets as of May 31, 2022 and 2021 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company determined that the fair value of its intangible assets exceeded the carrying value of goodwill at February 29, 2024 and May 31, 2023. As a result, no impairment was recorded. At February 29, 2024 and May 31, 2023, the net amount of goodwill on the Company’s balance sheet was $557,896.

Note 12: Other Assets

Other assets included the following as of February 29, 2024 and May 31, 2023:

	February 29,	May 31,
	2024	2023
Construction deposit	$40,000	$-
Security deposits	157,500	157,500
	$197,500	$157,500

During the three months ended February 29, 2024, the Company paid a deposit in the amount of $40,000 for design and architectural work on construction planned for its Las Vegas lounge.

Note 13: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at February 29, 2024 and May 31, 2023:

	February 29, 2024	May 31, 2023
Trade accounts payable	$2,615,031	$1,793,585
Accrued payroll and payroll taxes	376,423	311,505
Accrued liabilities	388,861	623,482
Total	$3,380,315	$2,728,572

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

During the year ended May 31, 2023, the Company received cash proceeds in the amount of $873,000 from the CBR loan agreement. During the year ended May 31, 2023, the Company made payments in the amount of $838,688. Of these payments $506,014 was principal and $332,674 was interest for the year ended May 31, 2023. At the inception of the loan, the Company recorded a discount in the amount of $27,000 related to prepaid fees. During the year ended May 31, 2023, the Company amortized $18,563 of these fees to interest expense, the balance of the discount remaining at May 31, 2023 was $8,438.

During the three months ended February 29, 2024, the Company made payments of principal and interest in the amount of $0 on the CBR Loan. During the nine months ended February 29, 2024, the Company made payments of principal and interest in the amount of $393,986 and $45,327, respectively, on the CBR Loan. Also during the three and nine months ended February 29, 2024, the Company amortized $0 and $8,437, respectively, of prepaid fees to interest expense.

At February 29, 2024 and May 31, 2023, the balance due under the CBR Loan was $0 and $385,550 net of discount, respectively.

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

During the three months ended February 29, 2024, the Company made principal and interest payments in the amount of $0, respectively, on the TVT Loan. During the nine months ended February 29, 2024, the Company made principal and interest payments in the amount of $87,955 and $12,296, respectively, on the TVT Loan. Also during the three and nine months ended February 29, 2024, the Company amortized $0 and $2,126, respectively, of prepaid fees to interest expense.

At February 29, 2024 and May 31, 2023, the balance due under the TVT Loan was $0 and $85,830 net of discount, respectively.

Note 15: Convertible Notes Payable

February 29, 2024	May 31, 2023

US Convertible Debenture 2 (Navy Capital Green Fund)

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

On December 29, 2023, the U.S. Convertible Debenture 2 was amended as follows: (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) the maturity date was extended to January 31, 2028; (iv) accrued interest in the amount of $54,054 was added to the principal balance. A loss on extinguishment of debt in the amount of $874,797 was charged to operations in connection with this transaction. During the three and nine months ended February 29, 2024, the Company accrued interest in the amounts of $9,699 and $27,717 on the U.S. Convertible Debenture 2, respectively. During the three months and nine months ended February 29, 2024, the Company made interest payments in the amount of $6,696 on the U.S. Convertible Debenture 2.

495,196	450,446

February 29, 2024	May 31, 2023

US Convertible Debenture 4 (Darling Capital)

Convertible debenture in the principal amount of $532,000 (the “U.S. Convertible Debenture 4”) dated October 25, 2018, which bears interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the U.S. Convertible Debenture 4. The U.S. Convertible Debenture 4 was to mature on a date that was three years following issuance. The U.S. Convertible Debenture 4 was convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. The value of the warrants will be recorded when the issuance becomes probable. On July 26, 2019, U.S. Convertible Debenture 4 was amended such that, should the Company issue or sell common stock or equity securities convertible into common stock at a price less than the conversion price of the U.S. Convertible Debenture 4, the conversion price of U.S. Convertible Debenture 4 would be reduced to such issuance price, and the exercise price of the warrant issuable in connection with U.S. Convertible Debenture 4 would be exercisable at a price equal to 137.5% of the adjusted conversion price at the time of conversion. The U.S. Convertible Debenture 4 has other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The U.S. Convertible Debenture 4 is an unsecured obligation of the Company and ranks pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. The Company recorded a discount in the amount of $416,653 on the U.S. Convertible Debenture 4. During the years ended May 31, 2023 and 2022, the Company accrued interest in the amounts of $41,900 and $47,928 on the U.S. Convertible Debenture 4, respectively. During the years ended May 31, 2023 and 2022, the Company made interest payments in the amounts of $23,964 and $47,928, respectively. On April 19, 2021, the U.S. Convertible Debenture 4 was amended as follows: (i) the conversion price of the debenture was reduced to $1.20 per unit; and (ii) the maturity date was extended from October 25, 2021 to October 25, 2022. This amendment was accounted for as an extinguishment of debt, and the Company recorded a loss in the amount of $271,164 during the year ended May 31, 2021. On October 25, 2022, the Company received a notice of demand from the lender, placing the U.S. Convertible Debt 4 into default status. On November 1, 2022, the Company entered into a forbearance agreement with the lender (the “Forbearance Agreement”) with the following terms: (i) the Company will pay the lender the amount of $150,000 on November 2, 2022, and an additional $50,000 each month for the following nine months, or a total of $600,000; (ii) the default interest rate of 12% will be applied on the existing principal balances until paid in full; (iii) lender shall forbear from taking any further action based upon the existing default. As a result of this agreement, the Company capitalized $3,283 of accrued interest. During the three and nine months ended February 29, 2024, the Company accrued interest in the amount of $0 and $11,982, respectively, on the U.S. Convertible Debenture 4. The Company recognized a gain in the amount of $2,384 on this transaction during the year ended May 31, 2023. During the three and nine months ended February 29, 2024, the Company made payments in the aggregate amount of $0 and $100,000, respectively, pursuant to the Forbearance Agreement. At February 29, 2024 the amount owing under the Forbearance Agreement was $0 and the obligations under the debenture have been paid in full.

-	100,000

February 29, 2024	May 31, 2023

Canaccord Debentures

Convertible debentures payable in the aggregate principal amount of $12,012,000 (the “Canaccord Debentures”) dated December 12, 2018, which bear interest, payable quarterly, at a rate of 8% per annum, with interest during the first eighteen months following issuance being payable by increasing the then-outstanding principal amount of the Canaccord Debentures. The Canaccord Debentures were to mature on a date that was three years following issuance. The Canaccord Debentures were convertible into Convertible Debenture Units at a conversion price of $3.20 per Convertible Debenture Unit. Each Convertible Debenture Unit consisted of (i) one share of the Company’s common stock, and (ii) one-half of one warrant, with each warrant exercisable for three years to purchase a share of common stock at a price of $4.40. The Canaccord Debentures have other features, such as mandatory conversion in the event the common stock trades at a particular price over a specified period of time and required redemption in the event of a “Change in Control” of the Company. The Canaccord Debentures are unsecured obligations of the Company and rank pari passu in right of payment of principal and interest with all other unsecured obligations of the Company. During the three months ended November 30, 2019, in two separate transactions, principal in the aggregate amount of $25,857 was converted into an aggregate of 8,081 shares of the Company’s common stock, and warrants to purchase 4,040 shares of common stock. There were no gains or losses recorded on these conversions because they were done in accordance with the terms of the original agreement. No discount was recorded for the fair value of the warrants issued. Because the market price of the Company’s common stock was less than the conversion price on the date of issuance of the Canaccord Debentures, a discount was not recorded on the Canaccord Debentures. During the three and nine months ended February 29, 2024 and February 28, 2023, the Company accrued interest in the amounts of $105,077 and $210,155, respectively, on the Canaccord Debentures. During the three and nine months ended February 29, 2024, the Company made no interest payments on the Canaccord Debentures.

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

On December 28, 2023, the Canaccord Debentures were amended as follows: (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) the maturity date was extended to January 31, 2028; (iv) accrued interest in the amount of $186,111 was added to the principal balance and accrued interest in the amount of $465,012 was forgiven (a loss on extinguishment of debt in the amount of $874,797 was charged to operations in connection with this transaction); (v) Put Rights (the “Put Rights”) were granted to the debenture holders granting each debenture holder the right to require the Company to redeem all or any part of the debenture in cash at a redemption price of 60% of face value (a loss on extinguishment of debt in the amount of $8,141,849 was charged to operations in connection with this transaction); (vi) interest accruing through February 28, 2025 will be added to the principal balance rather than paid to debenture holders; (v) debenture holders were granted an additional put right in the event the Company’s cash available for debt service for any fiscal quarter exceeds $750,000, subject to pro ration, to require the Company to redeem all or any part of such debenture holder’s outstanding Canaccord Debentures in cash at a redemption price equal to the aggregate principal amount of the Canaccord Debentures being so redeemed, (vi) a provision that the Company shall redeem on the last day of each calendar month beginning March 31, 2025 a portion of the outstanding Canaccord Debentures less the amount of interest paid on such date was added; and (vii) subject to the receipt of regulatory approvals, a security interest in certain of the Company’s assets (such as licenses, inventory (including work in process), equipment (excluding equipment subject to purchase money financing) and contract rights (excluding investments in entities other than wholly owned subsidiaries)) to the holders of the Canaccord Debentures and to other holders of the Company’s debt, now or in the future, as the Company may elect was granted.

On January 4, 2024, debenture holders exercised Put Rights with regard to the Canaccord Debentures with a principal amount of $3,875,095, the Company made a cash payment to the debenture holders in the amount of $2,325,056 representing 60% of the principal amount of these debentures, and the principal amount of $1,550,039 representing 40% of the principal amount of these debentures was forgiven. The principal balance of the Canaccord Dentures subsequent to the January 4 Put Rights exercise was $1,544,231. Interest at the rate of 8.0% per annum on this amount will be capitalized monthly through February 28, 2025. Principal and interest payments in the amount of $28,522 will be due monthly beginning March 31, 2025 and continuing through December 31, 2027; on January 31, 2028 a balloon payment in the amount of $1,038,777 will be due. During the A gain on extinguishment of debt in the amount of $8,022,612 was recognized in connection with this transaction. The combined December 28 and January 4 transactions resulted in a a net loss on extinguishment of debt in the amount of $119,237 on the Canaccord Debentures during the three months ended February 29, 2024. during the three and nine months ended February 29, 2024, the Company accrued interest in the amounts of $55,684 and $265,839 on the Canaccord Debentures, , respectively. During the three months and nine months ended February 29, 2024, the Company made no interest payments on the Canaccord Debentures.

1,564,889	5,253,873

	February 29, 2024	May 31, 2023

November 2023 Convertible Debentures

Four unsecured convertible debentures dated November 30, 2023 in the aggregate principal amount of $960,000 (the “November 2023 Convertible Debentures”). The November 2023 Debentures bear interest at the rate of 15% per annum and are due on November 30, 2024. A minimum of one year of interest will be due on the November 2023 Debentures regardless of when they are paid; this minimum interest in the amount of $144,000 was recorded as an original issue discount. The Company, at its sole discretion, on or before December 6, 2023, may elect to satisfy the principal and interest due under the November 2023 Debentures by the issuance of shares of common stock at a price of $0.0345 per share; this conversion would result in the issuance of 32,000,000 shares of common stock. The conversion feature of the November 2023 Debentures had an intrinsic value in the amount of $62,400; this amount was recorded as a discount.

On December 6, 2023, the November 23 Debentures in the aggregate amount of $960,000 plus minimum interest in the aggregate amount of $144,000 were converted at a price of $0.0345 per share into 32,000,000 shares of common stock. A loss on settlement of debt in the aggregate amount of $206,400 was recorded on these transactions.

	$-	$-

January 2024 Convertible Debentures

Four unsecured convertible debentures dated January 2, 2024 in the aggregate principal amount of $1,070,000 (the “January 2024 Convertible Debentures”). The January 2024 Debentures bear interest at the rate of 16% per annum beginning January 16, 2024 and are due on January 2, 2025. The Company, at its sole discretion, on or before December 6, 2023, may elect to satisfy the principal and interest due under the November 2023 Debentures by the issuance of shares of common stock at a price of $0.0333 per share; this conversion would result in the issuance of 32,132,135 shares of common stock. The conversion feature of the November 2023 Debentures had an intrinsic value in the amount of $221,712; this amount was recorded as a discount.

On January 15, 2024, the January 2024 Convertible Debentures in the aggregate amount of $1,070,000 were converted at a price of $0.0333 per share into 32,132,135 shares of common stock. A loss on settlement of debt in the aggregate amount of $221,712 was recorded on these transactions.

	$-	$-

Convertible Notes Payable	$2,060,085	$5,804,319

	February 29, 2024	May 31, 2023
Total – Convertible Notes Payable, Current Portion	$58,498	$2,952,160
Total – Convertible Notes Payable, Long-term Portion	$2,001,587	$2,852,159

Note 16: Convertible Notes Payable – Related Party

February 29, 2024	May 31, 2023

US Convertible Debenture 1 (Navy Capital Green C0-Invest Fund)

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

On December 29, 2023, the U.S. Convertible Debenture 1 was amended as follows: (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) the maturity date was extended to January 31, 2028; (iv) accrued interest in the amount of $215,414 was added to the principal balance. A loss on extinguishment of debt in the amount of $3,499,184 was charged to operations in connection with this transaction. During the three and nine months ended February 29, 2024, the Company accrued interest in the amounts of $37,994 and $110,066 on the U.S. Convertible Debenture 2, respectively. During the three months and nine months ended February 29, 2024, the Company made interest payments in the amount of $26,783 on the U.S. Convertible Debenture 2.

$1,979,979	$1,801,783

	February 29, 2024	May 31, 2023
Total – Convertible Notes Payable - Related Party, Current Portion	$233,993	$900,891
Total – Convertible Notes Payable – Related Party, Long-term Portion	$1,745,986	$900,892

Note 17: Notes Payable

February 29, 2024	May 31, 2023

Debenture 1

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

On December 31, 2023, the Debenture 1 was amended as follows: The original issue discount in the amount of $187,000 was reduced to $37,500. A gain on extinguishment of debt in the amount of $110,772 was recognized in connection with this transaction, and a discount in the amount of $11,272 was recorded. During the three and nine months ended February 29, 2024, the Company accrued interest in the amount of $7,500 and $25,833, respectively, on the Debenture 1. During the three and nine months ended February 29, 2024, the Company amortized discounts in the amount of $5,352 and $35,653, respectively.

$204,167	$250,000

Debenture 2

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

On December 31, 2023, the Debenture 2 was amended as follows: The original issue discount in the amount of $187,000 was reduced to $37,500. A gain on extinguishment of debt in the amount of $117,883 was recognized in connection with this transaction, and a discount in the amount of $12,577 was recorded. During the three and nine months ended February 29, 2024, the Company accrued interest in the amount of $2,344 and $12,084, respectively, on the Debenture 2. During the three and nine months ended February 29, 2024, the Company amortized discounts in the amount of $6,721 and $45,029, respectively.

71,667	250,000

February 29, 2024	May 31, 2023

Debenture 3

Debenture in the principal amount of $500,000 (the “Debenture 3”) dated December 21, 2021, which bears interest, payable quarterly commencing nine months after issuance, at a rate of 15% per annum. Principal on Debenture 3 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 3 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $19,335 on Debenture 3. During the three and nine months ended February 29, 2024, $1,541 and $3,082, respectively, of this discount was charged to operations. The Company recorded an original issue discount in the amount of $375,000 on Debenture 3. During the three and nine months ended February 29, 2024, $29,886 and $59,772, respectively, of this original issue discount was charged to operations. During the three and nine months ended February 29, 2024, the Company accrued interest in the amounts of $17,917 and $36,667, respectively, on Debenture 3, respectively. During the three and nine months ended February 29, 2024, respectively, the Company made interest payments in the amounts of $30,417 and $49,167. During the three and nine months ended February 29, 2024, the Company made principal payments in the amount of $66,667 on Debenture 3.

On May 31, 2023, the Debenture 3 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

On December 31, 2023, the Debenture 3 was amended as follows: The original issue discount in the amount of $375,000 was reduced to $75,000. A gain on extinguishment of debt in the amount of $219,528 was recognized in connection with this transaction, and a discount in the amount of $24,284 was recorded. During the three and nine months ended February 29, 2024, the Company accrued interest in the amount of $10,417 and $47,084, respectively, on the Debenture 3. During the three and nine months ended February 29, 2024, the Company amortized discounts in the amount of $11,127 and $73,981, respectively.

On February 22, 2024, the Company settled the amounts due under Debentures 3, 4, and 5 for a cash payment in the aggregate amount of $1,250,000 and the return of 13,174,402 shares of the Company’s common stock and the cancellation of 454,548 common stock warrants. A gain in the aggregate amount of $596,949 was recognized on this transaction. See note 19.

-	500,000

Debenture 4

Debenture in the principal amount of $500,000 (the “Debenture 4”) dated January 4, 2022, which bears interest, payable quarterly commencing nine months after issuance, at a rate of 15% per annum. Principal on Debenture 4 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 4 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 4. During the three and nine months ended February 29, 2024, $1,413 and $2,826, respectively, of this discount was charged to operations. The Company recorded an original issue discount in the amount of $375,000 on Debenture 4. During the three and nine months ended February 29, 2024, $30,882 and $61,764, respectively, of this original issue discount was charged to operations. During the three and nine months ended February 29, 2024, the Company accrued interest in the amounts of $17,917 and $36,667, respectively, on Debenture 4. During the three months ended February 29, 2024, the Company made interest payments in the amounts of $30,417 and $49,167, respectively. During the three and nine months ended February 29, 2024, the Company made principal payments in the amount of $66,667 on Debenture 4.

On May 31, 2023, the Debenture 4 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

On December 31, 2023, the Debenture 4 was amended as follows: The original issue discount in the amount of $375,000 was reduced to $75,000. A gain on extinguishment of debt in the amount of $216,634 was recognized in connection with this transaction, and a discount in the amount of $24,284 was recorded. During the three and nine months ended February 29, 2024, the Company accrued interest in the amount of $10,417 and $47,084, respectively, on the Debenture 4. During the three and nine months ended February 29, 2024, the Company amortized discounts in the amount of $11,416 and $76,006, respectively.

On February 22, 2024, the Company settled the amounts due under Debentures 3, 4, and 5 for a cash payment in the aggregate amount of $1,250,000 and the return of 13,174,402 shares of the Company’s common stock and the cancellation of 454,548 common stock warrants. A gain on settlement of debt in the aggregate amount of $596,949 was recognized on this transaction. See note 19.

-	500,000

	February 29, 2024	May 31, 2023

Debenture 5

Debenture in the principal amount of $500,000 (the “Debenture 5”) dated January 4, 2022, which bears interest, payable quarterly commencing nine months after issuance, at a rate of 15% per annum. Principal on Debenture 5 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 5 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 5. During the three and nine months ended February 29, 2024, $1,413 and $2,826, respectively, of this discount was charged to operations. The Company recorded an original issue discount in the amount of $375,000 on Debenture 5. During the three and nine months ended February 29, 2024, $30,882 and $61,764, respectively, of this original issue discount was charged to operations. During the three and nine months ended February 29, 2024, the Company accrued interest in the amounts of $17,917 and $36,667, respectively, on Debenture 5. During the three and nine months ended February 29, 2024, the Company made interest payments in the amounts of $30,417 and $49,167, respectively. During the three and nine months ended February 29, 2024, the Company made principal payments in the amount of $66,667 on Debenture 5.

On May 31, 2023, the Debenture 5 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

On December 31, 2023, the Debenture 5 was amended as follows: The original issue discount in the amount of $375,000 was reduced to $75,000. A gain on extinguishment of debt in the amount of $216,634 was recognized in connection with this transaction, and a discount in the amount of $24,284 was recorded. During the three and nine months ended February 29, 2024, the Company accrued interest in the amount of $10,417 and $47,084, respectively, on the Debenture 5. During the three and nine months ended February 29, 2024, the Company amortized discounts in the amount of $11,416 and $76,006, respectively.

On February 22, 2024, the Company settled the amounts due under Debentures 3, 4, and 5 for a cash payment in the aggregate amount of $1,250,000 and the return of 13,174,402 shares of the Company’s common stock and the cancellation of 454,548 common stock warrants. A gain on settlement of debt in the aggregate amount of $596,949 was recognized on this transaction. See note 19.

	-	500,000

Debenture 6

Debenture in the principal amount of $500,000 (the “Debenture 6”) dated January 4, 2022, which bears interest, payable quarterly commencing nine months after issuance, at a rate of 15% per annum. Principal on Debenture 6 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 6 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 6. During the three and nine months ended February 29, 2024, $1,413 and $2,826, respectively, of this discount was charged to operations. The Company recorded an original issue discount in the amount of $375,000 on Debenture 6. During the three and nine months ended February 29, 2024, $30,882 and $61,764, respectively, of this original issue discount was charged to operations. During the three and nine months ended February 29, 2024, the Company accrued interest in the amounts of $17,917 and $49,167, respectively, on Debenture 6. During the three and nine months ended February 29, 2024, the Company made interest payments in the amounts of $30,417 and $49,167, respectively. During the three and nine months ended February 29, 2024, the Company made principal payments in the amount of $66,667 on Debenture 6.

On May 31, 2023, the Debenture 6 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

On December 31, 2023, the Debenture 6 was amended as follows: The original issue discount in the amount of $375,000 was reduced to $75,000. A gain on extinguishment of debt in the amount of $206,856 was recognized in connection with this transaction, and a discount in the amount of $14,270 was recorded. During the three and nine months ended February 29, 2024, the Company accrued interest in the amount of $15,479 and $52,146, respectively, on the Debenture 6. During the three and nine months ended February 29, 2024, the Company amortized discounts in the amount of $11,208 and $76,000, respectively.

	485,063	500,000

Debenture 7 Debenture in the principal amount of $475,000 (the “Debenture 7”) dated January 2, 2024, which bears interest at a rate of 12% per annum. Principal and interest payments are due monthly for 36 months in the amount $15,917 beginning February 29, 2024. During the three and nine months ended February 29, 2024, the Company made principal and interest payments on the Debenture 7 in the amount of $6,892 and $9,025, respectively.	468,108	-

Debenture 8 Debenture in the principal amount of $465,000 (the “Debenture 8”) dated January 2, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 36 months in the amount $15,582 beginning February 29, 2024. During the three and nine months ended February 29, 2024, the Company made principal and interest payments on the Debenture 8 in the amount of $6,747 and $8,835, respectively.	458,253	-

Debenture 9 Debenture in the principal amount of $450,000 (the “Debenture 9”) dated February 22, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $21,239 beginning March 31, 2024. During the three and nine months ended February 29, 2024, the Company made no principal and interest payments on the Debenture 9.	450,000	-

Debenture 10 Debenture in the principal amount of $300,000 (the “Debenture 10”) dated February 22, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $14,159 beginning March 31, 2024. During the three and nine months ended February 29, 2024, the Company made no principal and interest payments on the Debenture 10.	300,000	-

Debenture 11 Debenture in the principal amount of $350,000 (the “Debenture 11”) dated February 22, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $16,519 beginning March 31, 2024. During the three and nine months ended February 29, 2024, the Company made no principal and interest payments on the Debenture 11.	350,000	-

Debenture 12
Debenture in the principal amount of $250,000 (the “Debenture 12”) dated February 22, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $11,799 beginning March 31, 2024. During the three and nine months ended February 29, 2024, the Company made no principal and interest payments on the Debenture 12.	250,000	-

Total	3,037,257	2,500,000
Original Issue Discount	-	1,875,000
Notes Payable, Gross	3,037,257	4,375,000
Less: Discount	(37,071)	(902,339)
Notes Payable, Net of Discount	3,000,186	3,472,661

	February 29, 2024	May 31, 2023
Total – Notes Payable, Net of Discounts, Current Portion	$1,190,703	$1,439,584
Total – Notes Payable, Net of Discounts. Long Term Portion	$1,809,483	$2,033,077

During the three months ended February 29, 2024 and February 28, 2023, the Company amortized discounts to interest expense in the amount of $162,718 and $194,774, respectively. During the three and nine months ended February 29, 2024 and February 28, 2023, the Company amortized discounts to interest expense in the amount of $57,240 and $382,676, respectively.

Aggregate maturities of notes payable and convertible notes payable, and convertible notes payable – related parties as of February 29, 2024 are as follows (not including unamortized debt discounts in the amount of $37,071):

For the twelve months ended February 28,

2025	$1,483,194
2026	1,451,550
2027	965,088
2028	3,177,489
2029	-
Thereafter	-
Total	$7,077,321

Note 18: Lease Liabilities - Financing Leases

	February 29, 2024	May 31, 2023

Financing lease obligation under a lease agreement for extraction equipment dated March 14, 2022 in the original amount of $359,900 payable in forty-eight monthly installments of $10,173 including interest at the rate of 15.89%. During the three months ended February 29, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $21,413 and $9,106, respectively. During the nine months ended February 29, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $61,790 and $29,766, respectively.	$215,390	$277,180

Financing lease obligation under an agreement for equipment dated June 20, 2022 in the original amount of $12,400 payable in forty-eight monthly installments of $350 including interest at a rate of 15.78%. During the three months ended February 29, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $847 and $203, respectively. During the nine months ended February 29, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $2,400 and $672, respectively.	$7,587	9,987

Total	$222,977	$287,167

Current portion	$98,210	$86,887
Long-term maturities	124,767	200,280
Total	$222,977	$287,167

Aggregate maturities of lease liabilities – financing leases as of February 29, 2024 are as follows:

For the period ended February 28,

2025	$98,210
2026	124,767
2027	-
2028	-
2029	-
Thereafter	-
Total	$222,977

Note 19: Stockholders’ Equity

At the Company's annual meeting of stockholders on November 28, 2023, the Company’s shareholders voted to increase the number of shares of authorized common stock from 187,500,000 shares to 350,000,000 shares. At February 29, 2024, the Company’s authorized capital stock consists of 345,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

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

Common stock transactions for the nine months ended February 29, 2024

On December 6, 2023, 32,000,000 shares of common stock were issued at a price of $0.0345 per share in connection with the conversion of four convertible notes payable in the aggregate principal amount of $960,000 and interest in the amount of $144,000. No gain or loss was recorded on this transaction as the shares were issued according to the terms of the convertible notes.

On January 15, 2024, 32,132,135 shares of common stock were issued at a price of $0.0333 per share in connection with the conversion of four convertible notes payable in the aggregate principal amount of $1,070,000 . No gain or loss was recorded on this transaction as the shares were issued according to the terms of the convertible notes.

On January 30, 2024, the Board of Directors approved the issuance of 1,000,000 shares of common stock at a price of $0.0388 per share to the Company’s CEO pursuant to his employment agreement.

On February 22, 2023, the Company settled the amounts due under Debentures 3, 4, and 5 for a cash payment in the aggregate amount of $1,250,000 and the return of 13,174,402 shares of the Company’s common stock and the cancellation of 454,548 common stock warrants. At February 29, 2024, these shares have not been received for cancellation and are recorded as common stock receivable on the Company’s balance sheet. See note 17.

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

The following table summarizes the significant terms of warrants outstanding at February 29, 2024. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants

$0.40-0.4125	20,726,901	1.55	$0.40	20,726,901	$0.40
	20,726,901	1.55	$0.40	20,726,901	$0.40

Transactions involving warrants are summarized as follows. This table does not include the unit warrants. See Unit Warrants section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2022	1,729,924	$0.49
Granted	20,232,775	$0.40
Exercised	-	$-
Cancelled / Expired	(781,250)	$0.60
Warrants outstanding at May 31, 2023	21,181,449	$0.40
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(454,548)	$0.41
Warrants outstanding at February 29, 2024	20,726,901	$0.40

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

Stock Options

Stock options for the nine months ended February 29, 2024

On February 2, 2024, the Company issued stock options as follows:

●

Options to purchase 6,000,000 shares of the Company’s common stock at a price of $0.039 per share were issued to the Company’s CEO.  These options have a term of 10 years and vest monthly over 36 months;

●

Options to purchase 750,000 shares of the Company’s common stock at a price of $0.039 per share were issued to the Company’s Vice President of Finance. These options have a term of 10 years and vest monthly over 36 months;

●	Options to purchase 750,000 shares of the Company’s common stock at a price of $0.039 per share were issued to the Company’s CAO. These options have a term of 10 years and vest monthly over 36 months;

●

Options to purchase 500,000 shares of the Company’s common stock at a price of $0.039 per share were issued to the Company’s COO Officer. .  These options have a term of 10 years and vest monthly over 24 months;

●

Options to purchase 250,000 shares of the Company’s common stock at a price of $0.039 per share were issued to the Company’s Chief Scientific Officer.  These options have a term of 10 years and vest monthly over 24 months;

The options were priced at the closing price of the Company’s common stock on the date of the grant.

The following table summarizes the significant terms of options outstanding at February 29, 2024.

Range of exercise Prices	Number of options Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Options	Number of Options Exercisable	Weighted average exercise price of exercisable Option

$0.039	8,250,000	9.93	$0.039	343,750	$0.039

Transactions involving options are summarized as follows.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at May 31, 2023	-	$-
Granted	8,250,000	$0.039
Exercised	-	$-
Cancelled / Expired	-	$-
Options outstanding at February 29, 2024	8,250,000	$0.039

Stock options for the nine months ended February 29, 2023

None.

The Company valued options using the Black-Scholes valuation model utilizing the following variables:

February 29,
2024
Volatility	269.44%
Dividends	$-
Risk-free interest rates	3.8%
Expected term (years)	5.00

During the three and month months ended February 29, 2024, the Company charged $6,439 to stock based compensation expense, in connection with the vesting of stock options. There were no comparables charges during the three and nine months ended February 28, 2023.

The aggregate intrinsic value of options outstanding and exercisable at February 29, 2024 and February 28, 2023 was $3,678 and $0, respectively. Aggregate intrinsic value represents the difference between the fair value of the Company’s stock on the last day of the fiscal period, which was $0.0495 as of February 29, 2024, and the exercise price multiplied by the number of options outstanding and exercisable.

Note 20: Related Party Transactions

As of February 29, 2024 and May 31, 2023, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

During the nine months ended February 29, 2024, the Company made payments of $10,000 to each of its three directors for their participation on the Board, for a total of $30,000.

During nine months ended February 29, 2024, the Company’s Board of Directors authorized a bonus for its Chief Executive Officer in the amount of $50,000; this amount was paid during the six months ended February 29, 2024.

During the nine months ended February 29, 2024, the Company accrued interest in the amount of $110,066 on a convertible note payable to Navy Capital Green Co-Invest Fund, LLC, an entity that holds greater than 10% of the Company’s common stock outstanding. This note was also amended as follows: (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) the maturity date was extended to January 31, 2028; (iv) accrued interest in the amount of $215,414 was added to the principal balance. A loss on extinguishment of debt in the amount of $3,499,184 was charged to operations in connection with this transaction. See note 16. At February 29, 2024, the principal balance of the convertible note payable to Navy Capital Green Co-Invest Fund, LLC, was $1,979,979.

Note 21: Income Taxes

The following table summarizes the Company’s income tax accrued for the three and six and months ended February 29, 2024 and February 28, 2023:

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

The components of the income tax provision include:

	Three Months Ended February 29,
	2024	2023
Revenue	$4,926,457	$5,437,302
Directly attributable costs	(2,799,498)	(2,798,959)
Deferred	2,126,959	2,458,343
Tax rate	21%	21%
Tax expense	$446,662	$516,252

	Nine months Ended February 29,
	2024	2023
Revenue	$15,238,198	$17,556,406
Directly attributable costs	(8,665,694)	(10,165,796)
Deferred	6,572,504	7,390,610
Tax rate	21%	21%
Tax expense	$1,380,226	$1,552,028

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

Integrity Global Security

On October 20, 2022, Integrity Global Security Inc. (“IGS”) filed a Complaint in the Eighth Judicial District Court, Case No. A-22-860152-C, against Serenity alleging Breach of Contract and Breach of Covenant of Good Faith and Fair Dealing. In its Complaint, IGS alleged that Serenity owes IGS the amount of $48,890 for unpaid invoices related to security services performed at Oasis Cannabis Dispensary and City Trees’ locations in Clark County, Nevada. The Company has accrued the amount of $27,314 in connection with this liability of February 29, 2024.

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

●

A lease that commenced January 2018 for 1,000 square feet of storefront space plus 5,900 square feet of warehouse space located at 1800 Industrial Road, Suites 102, 160, and 180, Las Vegas, NV 89102, for a term of five years and for initial base rent of $7,500 per month, with annual increases of 3%. In February 2020, this lease was extended to February 28, 2030 and the monthly rent was increased by $600. At February 29, 2024, the monthly rent on this lease was $10,385.

●

A lease that commenced in February 2019 for 2,504 square feet of office space located at 1800 Industrial Road, Suite 100, Las Vegas, NV 89102 for a term of eighteen months and for initial rent of $3,210 per month, with annual increases of 4%. In February 2020, this lease was extended to February 28, 2030, and the lease was modified to include annual rent increases of 3%. At February 29, 2024, the monthly rent on this lease was $3,649.

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

In connection with the Company’s planned Colorado operations, on April 17, 2015, pursuant to an Industrial Lease Agreement (the “Lease”), CLS Labs Colorado leased 14,392 square feet of warehouse and office space (the “Leased Real Property”) in a building in Denver, Colorado where certain intended activities, including growing, extraction, conversion, assembly and packaging of cannabis and other plant materials, are permitted by and in compliance with state, city and local laws, rules, ordinances and regulations. The Lease had an initial term of seventy-two (72) months and provided CLS Labs Colorado with two options to extend the term of the lease by up to an aggregate of ten (10) additional years. In August 2017, as a result of the Company’s decision to suspend its proposed operations in Colorado, CLS Labs Colorado asked its landlord to be relieved from its obligations under the Lease.

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease. The $50,000 security deposit was forfeited to the Landlord and the Landlord has made no additional demands for payment or attempts at collection since August of 2017. These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of February 29, 2024.

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

Results of Operations for the Three Months Ended February 29, 2024 and February 28, 2023

The table below sets forth our select expenses as a percentage of revenue for the applicable periods:

	Three Months Ended	Three Months Ended
	February 29, 2024	February 28, 2023
Revenue	100%	100%
Cost of Goods Sold	57%	57%
Gross Margin	43%	43%
Selling, General, and Administrative Expenses	52%	40%
Loss on Extinguishment of Debt	66%	-%
Interest expense	5%	12%
Provision for Income Tax	9%	9%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Three Months Ended	Three Months Ended
	February 29, 2024	February 28, 2023
Number of Customers Served (Dispensary)	64,368	77,859
Revenue	$4,926,457	$5,437,302
Gross Profit	$2,126,959	$2,309,244
Selling, General, and Administrative Expenses	$2,565,239	$2,151,465

Revenues

We had revenue of $4,926,457 during the three months ended February 29, 2024, a decrease of $510,845, or 9%, compared to revenue of $5,437,302 during the three months ended February 28, 2023. Our cannabis dispensary accounted for $2,987,224, or 61%, of our revenue for the three months ended February 29, 2024, a decrease of $542,037, or 15%, compared to $3,529,261 during the three months ended February 28, 2023. Dispensary revenue decreased during the third quarter of fiscal year 2024 because our average sales per day decreased from $39,214 during the third quarter of fiscal year 2023 to $32,827 during the third quarter of fiscal year 2024. Our cannabis production accounted for $1,939,233, or 39%, of our revenue for the three months ended February 29, 2024, an increase of $31,192 or 1%, compared to $1,908,041 for the three months ended February 28, 2023. Production revenues for the second quarter of fiscal year 2024 were essentially unchanged from the prior year.

Cost of Goods Sold

Our cost of goods sold for the three months ended February 29, 2024 was $2,799,498, a decrease of $72,059, or 3%, compared to cost of goods sold of $2,871,557 for the three months ended February 28, 2023. The decrease in cost of goods sold for the three months ended February 29, 2024 was primarily due to a decrease in sales. Cost of goods sold was 56.8% of sales during the three months ended February 29, 2024 resulting in a gross margin of 43.2%. Cost of goods sold was 52.8% of sales during the three months ended February 28, 2023 resulting in a gross margin of 47.2%. Cost of goods sold during the third quarter of the 2024 fiscal year primarily consisted of product cost of $2,210,390, labor, overhead, and fees of $475,961, and supplies and materials of $113,147. Cost of goods sold during the third quarter of the 2023 fiscal year primarily consisted of product cost of $2,102,515, labor, overhead, and fees of $637,236, and supplies and materials of $131,806.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $157,273, or approximately 7%, to $2,565,239 during the three months ended February 29, 2024, compared to $2,407,966 for the three months ended February 28, 2023. The increase in SG&A expenses for the three months ended February 29, 2024 was primarily due to professional fees incurred in connection with the Company’s refinancings.

SG&A expense during the three months ended February 29, 2024 was primarily attributable to an aggregate of $1,917,540 in costs associated with operating the Oasis LLCs, a decrease of $18,039 compared to $1,935,579 during the three months ended February 28, 2023. The major components of the decrease were as follows: payroll and related costs of $1,181,169 compared to $1,412,706; lease, facilities and office costs of $490,314 compared to $576,493; and insurance costs of $68,821 compared to $82,299. These reductions were the result of our cost cutting efforts. The decrease in SG&A expense for the third quarter was partially offset by an increase in taxes, licenses, and the absorption of costs into cost of goods sold and inventory in the amount of $366,685.

Finally, SG&A increased by $173,106 during the three months ended February 29, 2024 as a result of an increase in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $645,493 from $472,387 during the three months ended February 28, 2023. The major components of this increase compared to the third quarter of fiscal 2023 were increases in legal and professional fees of $119,699, non-cash compensation of $45,239, and payroll and related costs of $20,022,

Interest Expense, Net

Our interest expense was $247,961 for the three months ended February 29, 2024, a decrease of $400,996, or 62%, compared to $648,957 for the nine months ended February 28, 2023. The decrease consisted primarily of a decrease in the amount of $178,365 in connection with the payment of principal due on our short-term financing arrangements, and a decrease of $72,962 due primarily to the settlement of convertible debentures in the amount of $3,875,095 on December 29, 2023. Interest expense also decreased by $146,470 due to a decrease in the amortization of discounts on our notes payable.

Loss on Extinguishment of Debt

During the three months ended February 29, 2024, we restructured and / or redeemed certain of our convertible debentures, as follows: (A) The terms of certain convertible debenture were restructured, including (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) the maturity date was extended to January 31, 2028. This restructuring included the redemption of convertible debentures in the principal amount of $3,875,095 at a discount of 40% for a cash payment in the amount of $2,325,036. These transactions resulted in a net loss on extinguishment of debt in the amount of $4,493,218 due to the increase in the calculated value of the conversion features and warrants of the remaining debentures at the reduced exercise prices. We also restructured the principal amounts and due dates of six additional debentures with an aggregate principal amount of $3,897,916 resulting in a gain on extinguishment of debt in the amount of $1,088,308.  There were no comparable transactions in the previous period.

Gain on Settlement of Debt

During the three months ended February 29, 2024, we redeemed certain other debentures and convertible debentures as follows:  (A) We redeemed three  debentures with an aggregate principal amount of $1,325,000 along with 13,174,402 shares of our common stock and warrants to purchase 454,548 shares of common stock for a cash payment in the amount of $1,250,000; we recognized a gain on extinguishment of debt in the amount of $596,949 in connection with this transaction. (B) We also converted eight debentures with an aggregate principal amount of  $2,030,000 into a total of 64,132,135 shares of common stock.  A loss on settlement of debt in the aggregate amount of $428,112 was recorded on these transactions.   There were no comparable transactions in the previous period.

Gain on Equity Investment

During the three months ended February 2, 2023, we had a loss income on equity investment in the amount of $22,476 in connection with our interest in the Quinn River Joint Venture; there was no comparable transaction in the current period.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $446,662 during the three months ended February 29, 2024 compared to $516,252 during the three months ended February 28, 2023. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

For the reasons above, our net loss for the three months ended February 29, 2024 was $4,368,976 compared to a net loss of $1,029,606 for the three months ended February 28, 2023, a decrease of $3,339,070, or 324%.

Non-Controlling Interest

During the three months ended February 29, 2024 and February 28, 2023, the income (loss) associated with the non-controlling interest in Kealii Okamalu was ($168) and $130,391, respectively. This amount is comprised of the third-party portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the three months ended February 29, 2024 was $4,369,144 compared to a net loss of $899,515 for the three months ended February 28, 2023, a decrease of $3,469,629 or 386%.

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

	Three Months Ended February 29, 2024	Three Months Ended February 28, 2023
Net Loss attributable to CLS Holdings, Inc.	$(4,369,144)	$(899,515)
Add:
Interest expense, net	247,961	648,957
Provision for taxes	446,662	516,691
Depreciation and amortization	165,383	238,921
EBITDA (1)	$(3,509,138)	$(504,615)
Less non-recurring gains and losses:
Loss on extinguishment of debt	$3,236,073	$-
Gain on equity investment	-	22,476
Adjusted EBITDA (2)	$(273,065)	$527,091

(1)	Net loss plus interest, taxes, depreciation, and amortization.
(2)	EBITDA adjusted for non-recurring gains, losses, and impairments.

Results of Operations for the Nine months Ended February 29, 2024 and February 28, 2023

The table below sets forth our select expenses as a percentage of revenue for the applicable periods:

	Nine months Ended	Nine months Ended
	February 29, 2024	February 28, 2023
Revenue	100%	100%
Cost of Goods Sold	57%	52%
Gross Margin	43%	48%
Selling, General, and Administrative Expenses	52%	51%
Employee Retention Tax Credit	6)%	-%
Gain on Settlement of Notes Receivable	-%	(2)%
Loss on Extinguishment of Debt	21%	38%
Interest expense	7%	11%
Provision for Income Tax	9%	9%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Nine months Ended	Nine months Ended
	February 29, 2024	February 28, 2023
Number of Customers Served (Dispensary)	204,520	244,547
Revenue	$15,238,198	$17,556,406
Gross Profit	$6,572,504	$8,391,492
Selling, General, and Administrative Expenses	$7,902,057	$8,896,933

Revenues

We had revenue of $15,238,198 during the nine months ended February 29, 2024, a decrease of $2,318,208, or 13%, compared to revenue of $17,556,406 during the nine months ended February 28, 2023. Our cannabis dispensary accounted for $9,399,830, or 62%, of our revenue for the nine months ended February 29, 2024, a decrease of $1,810,792, or 16%, compared to $11,210,622 during the nine months ended February 28, 2023. Dispensary revenue decreased during the third quarter of fiscal year 2024 because our average sales per day decreased from $41,065 during the nine months ended February 28, 2023 to $34,306 during the current period. Our cannabis production accounted for $5,838,368, or 38%, of our revenue for the nine months ended February 29, 2024, a decrease of $507,416 or 8%, compared to $6,345,784 for the nine months ended February 28, 2023. The decrease in production revenues for the nine months ended February 29, 2024 was primarily due to the fact that the overall cannabis market in Nevada has seen a decrease in wholesale pricing, coupled with a slowdown in nonessential expenditures that comes with inflation and an uncertain economy.

Cost of Goods Sold

Our cost of goods sold for the nine months ended February 29, 2024 was $8,665,694, a decrease of $499,220, or 5%, compared to cost of goods sold of $9,164,914 for the nine months ended February 28, 2023. The decrease in cost of goods sold for the nine months ended February 29, 2024 was primarily due to a decrease in sales. Cost of goods sold was 56.9% of sales during the nine months ended February 29, 2024 resulting in a gross margin of 43.1%. Cost of goods sold was 52.2% of sales during the nine months ended February 28, 2023 resulting in a gross margin of 47.8%. Cost of goods sold during the third quarter of the 2024 fiscal year primarily consisted of product cost of $7,088,792, labor, overhead, and fees of $1,241,292, and supplies and materials of $355,610. Cost of goods sold during the third quarter of the 2023 fiscal year primarily consisted of product cost of $7,436,279, labor, overhead, and fees of $1,312,992, and supplies and materials of $415,643.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, decreased by $994,876, or approximately 11%, to $7,902,057 during the nine months ended February 29, 2024, compared to $8,896,933 for the nine months ended February 28, 2023. The decrease in SG&A expenses for the nine months ended February 29, 2024 was primarily due to the Company’s efforts to reduce payroll, legal and office related costs, and sales and marketing expenses.

SG&A expense during the nine months ended February 29, 2024 was primarily attributable to an aggregate of $6,328,537 in costs associated with operating the Oasis LLCs, a decrease of $876,937 compared to $7,205,474 during the nine months ended February 28, 2023. The major components of the decrease were as follows: payroll and related costs of $4,237,052 compared to $3,523,653; lease, facilities, and office costs of $1,565,653 compared to $1,948,396; sales and marketing costs of $355,011 compared to $506,304; and depreciation and amortization of $337,830 compared to $491,354. The reductions in costs were primarily the result of our cost cutting efforts. The decrease in SG&A expense for the third quarter was partially offset by an increase in taxes, licenses, and the amount of overhead absorbed by cost of goods sold and inventory of $465,208.

Finally, SG&A decreased by $117,939 during the nine months ended February 29, 2024 as a result of a decrease in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $1,573,521 from $1,691,460 during the nine months ended February 28, 2023. The major components of this decrease compared to the third quarter of fiscal 2023 was a decrease in professional fees to $886,123 during the current period from $1,084,082 during the comparable period of the prior year. This decrease was partially offset by an increase in payroll and related costs to $393,222 during the nine months ended February 29, 2024 compared to $262,432 during the comparable period of the prior year.

Interest Expense, Net

Our interest expense was $1,116,274 for the nine months ended February 29, 2024, a decrease of $908,258, or 45%, compared to $2,024,532 for the nine months ended February 28, 2023. The decrease in interest expense consisted of a decrease in the amount of $396,665 primarily associated with the conversion of our convertible debentures in the amount of $11,343,619 on September 15, 2022 and redemption of $3,875,095 of principal on December 29, 2023, and a decrease in the amount of $297,774 in connection with the payment of principal due on our short-term financing arrangements. Interest expense also decreased by $204,581 due to a decrease in the amortization of discounts on our notes payable.

Employee Retention Tax Credit

During the nine months ended February 29, 2024, the Company received the amount of $924,862 Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). This amount was recorded as other income. There was no comparable transaction in the prior period.

Loss on Extinguishment of Debt

During the three months ended February 29, 2024, we restructured and / or redeemed certain of our convertible debentures, as follows: (A) The terms of certain convertible debenture were restructured, including (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) the maturity date was extended to January 31, 2028. This restructuring included the redemption of convertible debentures in the principal amount of $3,875,095 at a discount of 40% for a cash payment in the amount of $2,325,036. These transactions resulted in a net loss on extinguishment of debt in the amount of $4,493,218 due to the increase in the calculated value of the conversion features and warrants of the remaining debentures at the reduced exercise prices. We also restructured the principal amounts and due dates of six additional debentures with an aggregate principal amount of $3,897,916 resulting in a gain on extinguishment of debt in the amount of $1,088,308.  There were no comparable transactions in the previous period.

During the nine months ended February 28, 2023, certain of our convertible debentures were amended to (i) permit mandatory conversion of $11,343,619 in principal plus $189,061 in accrued interest into units at a reduced rate of $0.285 per unit; (ii) decrease the conversion price of the remaining debentures to $0.40 per unit; (iii) reduce the mandatory conversion VWAP provision from $2.40 to $0.80; and (iv) change the maturity date so that half of the remaining balance matures on December 31, 2023 and the remaining on December 31, 2024. We recognized a loss on the amendment of the debt in the amount of $6,659,359.

There was no comparable transaction in the current period.

Loss on Equity Investment

During the nine months ended February 28, 2023, we had a loss on equity investment in the amount of $154,111 in connection with our interest in the Quinn River Joint Venture; there was no comparable transaction in the current period.

Gain on Settlement of Debt

During the three months ended February 29, 2024, we redeemed certain other debentures and convertible debentures as follows:  (A) We redeemed three  debentures with an aggregate principal amount of $1,325,000 along with 13,174,402 shares of our common stock and warrants to purchase 454,548 shares of common stock for a cash payment in the amount of $1,250,000; we recognized a gain on extinguishment of debt in the amount of $596,949 in connection with this transaction. (B) We also converted eight debentures with an aggregate principal amount of  $2,030,000 into a total of 64,132,135 shares of common stock.  A loss on settlement of debt in the aggregate amount of $428,112 was recorded on these transactions.   There were no comparable transactions in the previous period.

During the nine months ended February 28, 2023, our U.S. Convertible Debenture 4 in the amount $599,101 in principal and accrued interest in the amount of $3,283, went into default. We entered into a forbearance agreement with the lender, whereby we would pay the amount of $600,000 in installments beginning in November of 2022 through August of 2023. All payments under the Forbearance Agreement were made by the Company. As a result of this agreement, we recognized a gain on the settlement of debt in the amount of $2,384. There was no comparable transaction in the current period.

Gain on Settlement of Accounts Payable

During the nine months ended February 29, 2024, we settled an outstanding vendor account in the amount of $8,375 for a cash payment of $4,000 representing a gain in the amount of $4,375. There was no comparable transaction in the prior period.

Gain on Settlement of Note Receivable

During the nine months ended February 28, 2023, we recorded a gain on the settlement of the IGH Settlement Note in the amount of $348,165; there was no comparable transaction in the current period. This gain on the settlement arose after IGH notified us on February 27, 2021, that it did not plan to make further payments in accordance with the terms of the IGH Note on the theory that the Break-Up Fee excused such additional payments. We vehemently disagreed and litigation ensued. On June 14, 2021, the parties to the IGH lawsuit entered into a confidential settlement agreement to resolve the action and executed the $3,000,000 IGH Settlement Note. Pursuant to the IGH Settlement Note, IGH paid us $1,000,000 on or before July 21, 2021. The remaining $2,000,000 and accrued interest was paid in 12 equal monthly installments, and the final installment was paid in July 2022.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $1,380,226 during the nine months ended February 29, 2024 compared to $1,552,028 during the nine months ended February 28, 2023. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code, because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

For the reasons above, our net loss for the nine months ended February 29, 2024 was $6,132,889 compared to a net loss of $10,5667,398 for the nine months ended February 28, 2023, a decrease of $4,434,509, or 42%.

Non-Controlling Interest

During the nine months ended February 29, 2024 and February 28, 2023, the income (loss) associated with the non-controlling interest in Kealii Okamalu was ($2,368) and $303,451, respectively. This amount is comprised of the third-party portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the nine months ended February 29, 2024 was $6,135,257 compared to a net loss of $10,263,947 for the nine months ended February 28, 2023, a decrease of $4,128,690 or 40%.

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

	Nine months Ended February 29, 2024	Nine months Ended February 28, 2023
Net Loss attributable to CLS Holdings, Inc.	$(6,168,257)	$(9,364,432)
Add:
Interest expense, net	1,116,274	1,375,575
Provision for taxes	1,380,226	1,035,776
Depreciation and amortization	498,131	477,193
EBITDA (1)	$(3,410,626)	$(6,475,888)
Less non-recurring gains and losses:
Gain on settlement of accounts payable	$(4,375)	$-
Gain on settlement of debt	-	(2,384)
Gain on settlement of notes receivable	-	(348,165)
Employee retention tax credit	(924,862)	-
Loss on extinguishment of debt	3,236,073	6,659,359
Loss on equity investment	-	176,587
Adjusted EBITDA (2)	$(833,790)	$514,124

(1)	Net loss plus interest, taxes, depreciation, and amortization.
(2)	EBITDA adjusted for non-recurring gains, losses, and impairments.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at February 29, 2024 and May 31, 2023:

	February 29	May 31,
	2024	2023
Current Assets	$4,121,532	$4,591,510
Current Liabilities	$13,531,467	$16,340,529
Working Capital (Deficit)	$(9,409,935)	$(11,749,019)

At February 29, 2024, we had a working capital deficit of $9,409,935, an improvement in our working capital position of $2,339,084 compared to the working capital deficit of $11,749,019 we had at May 31, 2023. Our working capital increased primarily as a result of our program of debt restructuring. At February 29, 2024, the portion of notes payable classified as current liabilities was $1,483,194, compared to $5,292,635 at May 31, 2023, an improvement of $3,809,441. In addition, accrued interest was reduced to $3,600 at February 29, 2024, compared to $634,594 at May 31, 2023, and short term loans payable was $0 compared to $471,380 at May 31, 2023. Our working capital was also negatively impacted by an increase in our accrued potential tax liability in the amount of $1,380,226 as a result of the calculation of our tax liability under 280E, which can change based on the deductibility of applicable expenses and is not necessarily tied to operating income. Our potential tax liability under Section 280E was $8,132,683 at February 29, 2024, representing 60% of total current liabilities.

In September 2022, we successfully refinanced all but one of the U.S. Convertible Debentures and all of the Canaccord Debentures so that 60% of them were converted into equity and the balance of them mature in equal portions in December 2023 and December 2024. In December 2023, we restructured and / or redeemed certain of our convertible debentures, as follows: (A) The terms of certain convertible debenture were restructured, including (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) the maturity date was extended to January 31, 2028. This restructuring included the redemption of convertible debentures in the principal amount of $3,875,095 at a discount of 40% for a cash payment in the amount of $2,325,036. These transactions resulted in a net loss on extinguishment of debt in the amount of $4,493,218 due to the increase in the calculated value of the conversion features and warrants of the remaining debentures at the reduced exercise prices. (B) We also redeemed three additional debentures with an aggregate principal amount of $1,325,000 along with 13,174,402 shares of our common stock and warrants to purchase 454,548 shares of common stock for a cash payment in the amount of $1,250,000; we recognized a gain on extinguishment of debt in the amount of $596,949 in connection with this transaction. (C) The principal amounts and due dates of six additional debentures were restructured, resulting in a net gain on extinguishment of debt in the amount of $660,196.

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

On December 28, 2023, we executed a Supplemental Indenture (the “December 28, 2023 Indenture Supplement”) to, among other things, (i) decrease the conversion price of the remaining Canaccord Debentures to $0.07 per unit; (ii) decrease the conversion price of warrants underlying the units issuable upon conversion to $0.10 per share (iii) change the maturity date of the Canaccord Debentures to January 31, 2028; (iv) provide interest accruing between July 1, 2022 and December 31, 2023 to be added to the principal balance of the Canaccord Debentures; (v) grant the debenture holders a put right (the “Put Options”) exercisable to December 29, 2023, grant each debenture holder the right to require the Company to redeem all or any part of such debenture holder’s outstanding Canaccord Debenture in cash at a redemption price equal to $600 per $1,000 principal amount of Canaccord Debentures elected to be redeemed; any accrued but unpaid interest through to and including the date of the debenture holder’s election shall not be paid and shall be cancelled; (vi) grant debenture holders a put right in the event the Company’s cash available for debt service for any fiscal quarter exceeds $750,000, subject to pro ration, to require the Company to redeem all or any part of such debenture holder’s outstanding Canaccord Debentures in cash at a redemption price equal to the aggregate principal amount of the Canaccord Debentures being so redeemed, (vii) include a provision providing that the Company shall redeem on the last day of each calendar month beginning March 31, 2025 a portion of the outstanding Canaccord Debentures less the amount of interest paid on such date; and (viii) subject to the receipt of regulatory approvals, granting a security interest in certain of the Company’s assets (such as licenses, inventory (including work in process), equipment (excluding equipment subject to purchase money financing) and contract rights (excluding investments in entities other than wholly owned subsidiaries)) to the holders of the Canaccord Debentures and to other holders of the Company’s debt, now or in the future, as the Company may elect.

A total of $3,875,095 in principal amount of debentures have exercised their Put Options. We obtained the November 30, 2023 loan in order to facilitate the payment of these Put Options. We have also obtained an additional $2,030,000 in loans, of which $1,070,000 was converted into equity at $0.0333 per share and $960,000 was converted to equity at $0.0345 per share.

Although our revenues are expected to grow as we expand our operations, we only achieved net income for the first time during our first quarter of fiscal 2022 and we have experienced net losses since such time. Due to our cost control efforts, we have generated positive cash flow from operating activities in the amounts of $221,381, $783,250, $788,724, and $802,729 for the three months ended November 30, 2023, August  31, 2023, May 31, 2023 and February 28, 2023, respectively; although cash flow from operating activities fell to a negative $(415,781) for the three months ended February 29, 2024, cash flow from operating activities for the nine months ended February 29, 2024 was $588,850. As a result of this improved operational performance and our debt retirement and restructuring. we believe we will have funds sufficient to sustain our operations at their current level, or if we require additional cash, we expect to obtain the necessary funds through short-term financing agreements; however, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the cannabis business. To address these risks, we must, among other things, seek growth opportunities through investments and acquisitions in our industry, successfully execute our business strategy and successfully navigate the business environment in which we currently operate as well as any changes that may arise in the cannabis regulatory environment. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Cash flows provided by operating activities were $582,575 during the nine months ended February 29, 2024, an improvement of $1,601,583, or approximately 157%, compared to ($1,018,583) during the nine months ended February 28, 2023. In deriving cash flows used in operating activities from the net losses for the nine months ended February 29, 2024 and February 28, 2023, certain non-cash items were deducted from or added back to the net loss for each such period. These amounts were $4,168,701 and $7,794,895 for the nine months ended February 29, 2024 and February 28, 2023, respectively. For the nine months ended February 29, 2024, the most significant items added back to net income were $3,236,073 loss on extinguishment of debt, $498,131 depreciation and amortization, and $393,240 of amortization of debt discounts and fees. For the nine months ended February 28, 2023, this included adding back the loss on extinguishment of debt in the amount of $6,659,359, depreciation and amortization in the amount of $716,114, the loss on equity investment of $176,587, and amortization of debt discounts and fees of $597,821; these items were partially offset by the deduction of the gain on settlement of note receivable in the amount of $348,165.

Finally, our cash provided by operating activities was affected by changes in the components of working capital. The amounts of the components of working capital fluctuate for a variety of reasons, including management’s expectation of required inventory levels; the amount of accrued interest, both receivable and payable; the amount of prepaid expenses; the amount of accrued compensation and other accrued liabilities; our accounts payable and accounts receivable balances; and the capitalization of right of use assets and liabilities associated with operating leases. The overall net change in the components of working capital resulted in an increase in cash from operating activities in the amount of $2,546,763 during the nine months ended February 29, 2024, compared to an increase in cash from operating activities of $1,753,920 during nine months ended February 28, 2023. The more significant changes for the nine months ended February 29, 2024 which were added back to the net loss in deriving cash generated by in operating activities were the changes in accounts payable and accrued liabilities of $656,121, accrual for taxes in the amount of $1,373,951, and inventory in the amount of $627,208. These increases were partially offset by a reduction in the amount of $523,209 related to accounts receivable. The more significant changes for the nine months ended February 28, 2023 which were added back to the net loss in deriving cash generated by operating activities were the deferred tax liability of $1,552,028 and accounts payable and accrued expenses of $739,622, offset by reductions related to inventory in the amount of $931,861 and accounts receivable in the amount of $95,718.

Cash flows used by investing activities were $90,659 for the nine months ended February 29, 2024, an increase in cash used of $210 compared to cash used in investing activities of $90,449 during the nine months ended February 28, 2023.

Cash flows used in financing activities were $797,735 for the nine months ended February 29, 2024, a decrease in the amount of $242,720 compared to cash used in financing activities of $555,015 in the prior period. We received proceeds in the amount of $4,320,000 from the issuance of notes and convertible notes payable during the period, compared to proceeds from loans payable in the amount of $1,717,115 in the prior period. During the nine months ended February 29, 2024, we made principal payments on notes, leases, and convertible debt in the aggregate amount of $5,117,735 compared to $2,272,130 during the prior year period. These payments represent our continued effort to reduce or extend our debt.

Third Party Debt and Related Party Debt

The table below summarizes the status of our third-party debt, excluding our short-term receivables-based debt facility and reflects whether such debt remains outstanding, has been repaid, or has been converted into or exchanged for our common stock:

Name of Note	Original Principal Amount	Outstanding	Payment Details
U.S. Convertible Debentures 1 – Related Party	$1,979,979	Outstanding	Due over 49 months beginning January 31, 2024.

U.S. Convertible Debentures 2	$495,196	Outstanding	Due over 49 months beginning January 31, 2024

Canaccord Debentures	$1,564,889	Outstanding	Due over 35 months beginning March 31, 2025.

Debenture 1*	$204,167	Outstanding	Due in 12 equal payments through February 28, 2025.

Debenture 2*	$71,667	Outstanding	Due in 4 equal payments through June 30, 2024.

Debentures 3,4,5	$0	Paid

Debenture 6	$485,062	Outstanding	Due over 35 months beginning March 31, 2025 with a balloon payment of $309,510 on January 31, 2028

2022 Financing Agreement	$0	Paid

November 2023 and January 2024 Convertible Notes	$0	Converted to common stock

Debentures 7,9	$940,000	Outstanding	Due in 36 equal payments beginning February 29, 2024

Debentures 10-12	$1,350,000	Outstanding	Due in 24 equal payments beginning March 31, 2024

* The terms of the 1 and 2 Debentures provide for additional payments in the aggregate amount of not less than $7,500 per month beginning in at the end of the payment term, for five months.

We have generated positive cash flow from operating activities in the amounts of $221,381, $783,250, $788,724, and $802,729 for the three months ended November 30, 2023, August  31, 2023, May 31, 2023 and February 28, 2023, respectively; although cash flow from operating activities fell to a negative $(415,781) for the three months ended February 29, 2024, cash flow from operating activities for the nine months ended February 29, 2024 was $588,850. We believe that we will have sufficient capital to satisfy our obligations through the use of internally generated cash, the sale of debt and or equity, and the conversion of debt to equity, though there can be no assurance that this will be the case.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. With the exception of the first quarter of fiscal 2022, we have incurred losses from operations since inception, and have an accumulated deficit of $115,014,703 as of February 29, 2024, compared to $108,879,446 as of May 31, 2023. We had a working capital deficit of $9,409,935 as of February 29, 2024, compared to a working capital deficit of $11,749,019 as of May 31, 2023. The report of our independent auditors for the year ended May 31, 2023 contained a going concern qualification.

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

CLS HOLDINGS USA, INC.

Date: April 15, 2024	By:	/s/ Andrew Glashow
Andrew Glashow President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)