Form 10-K
period 2024-05-31
CLS Holdings USA, Inc.
filed 2024-08-29
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2024

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

(416)922-4539

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,102,269.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 124,500,873 shares of common stock, par value $0.0001, as of August 19, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual report on Form 10-K will be incorporated by reference from the Registrant's definitive proxy statement or included in an amendment on Form 10-K/A that will be filed not later than 120 days after the end of the fiscal year ended May 31, 2024.

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

This forward-looking information also includes, among other things, information and statements relating to:

●	our expectations regarding our revenue, expenses and operations
●	our anticipated cash needs, our needs for additional financing, and our need to refinance our debt
●	our intention to grow our business and our operations
●	the expected growth in the number of consumers using our products
●	the expected growth of the cannabis industry in Nevada and in the U.S.
●	our ability to finance our planned operations and future acquisitions
●	expectations with respect to future production costs and capacity
●	expectations with respect to the renewal and/or extension of our licenses
●	market reception of our current product offerings and other new delivery mechanisms produced by us for use by consumers
●	our competitive position and the regulatory environment in which we operate
●	any commentary or legislative changes related to the legalization of medical or recreational cannabis and the timing related to such commentary or legalization
●	any changes to U.S. federal policies regarding the enforcement of the Controlled Substances Act

Although we believe that the assumptions underlying this information are reasonable, they may prove to be incorrect, and we cannot assure that actual results will be consistent with this forward-looking information. Given these risks, uncertainties and assumptions, prospective investors should not place undue reliance on this forward-looking information. Whether actual results, performance or achievements will conform to our expectations and predictions is subject to a number of known and unknown risks, uncertainties, assumptions and other factors, including those listed under “Risk Factors”, which include:

●	whether the U.S. will experience a recession in the next year
●	ongoing compliance with regulatory requirements relating to our business
●	changes in laws, regulations and guidelines relating to our business
●	difficulties in obtaining bank accounts and transferring money
●	risk of prosecution of the cannabis business at the federal level in the U.S. due to the ambiguity of laws in relation to medical cannabis and the cannabis business
●	adverse interpretation of federal tax laws relating to cannabis
●	accuracy of current research regarding the medical benefits, viability, safety, efficacy and dosing of cannabis
●	our history of losses
●	failure or delay of our operations, including the addition of retail stores, grow operation expansion, and the expansion of processing operations
●	reliance on management and loss of members of management or other key personnel or an inability to attract new management team members
●	inability to raise financing to fund on-going operations, capital expenditures or acquisitions, and to re-finance our debt
●	inability to realize growth targets
●	requirements of additional financing
●	competition in our industry
●	inability to acquire and retain new clients

●	inability to develop new products
●	vulnerability to rising energy costs
●	vulnerability to increasing costs and obligations related to investment in infrastructure, growth and regulatory compliance
●	dependence on third party transportation services to deliver our products
●	unfavorable publicity or consumer perception
●	product liability claims and product recalls
●	reliance on key inputs and their related costs
●	dependence on suppliers and skilled labor
●	difficulty associated with forecasting demand for products
●	operating risk and insurance coverage
●	inability to manage growth
●	conflicts of interest among our officers and directors
●	environmental regulations and risks
●	managing damage to our reputation and third-party reputational risks
●	potential reclassification/re-categorization of cannabis as a controlled substance in the U.S.
●	changes to safety, health and environmental regulations
●	exposure to information systems security threats and breaches
●	management of additional regulatory burdens
●	volatility in the market price for our common stock
●	potential imposition of additional sales practice requirements by the SEC
●	no dividends for the foreseeable future
●	future sales of common stock by existing stockholders causing the market price for our common stock to fall
●	the issuance of common stock in the future causing dilution

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

The Merger

On April 29, 2015, we entered into a merger agreement with CLS Labs and a newly formed, wholly owned subsidiary of the Company (the “Merger Sub”) and effected the Merger (the “Merger”). Upon the consummation of the Merger, the separate existence of the Merger Sub ceased and CLS Labs, the surviving corporation in the Merger, became a wholly owned subsidiary of the Company, with the Company acquiring the stock of CLS Labs, abandoning its previous business, and adopting the existing business plan and operations of CLS Labs.

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

Corporate Structure

We have seven direct and four indirect, subsidiaries. CLS Labs Inc, (inactive) CLS Labs Colorado Inc., (inactive) CLS Nevada, Inc., (inactive) CLS Massachusetts, Inc.(inactive) and Alternative Solutions are wholly owned direct subsidiaries of CLS Holdings USA Inc. CLSCBD LLC is a newly formed direct subsidiary and CLS Holdings USA Inc owns 95% of CLSCBD LLC. Kealii Okamalu LLC is an inactive direct subsidiary and CLS Holdings USA Inc. owns 50% of Kealii Okamalu LLC.

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

Alternative Solutions’ Nevada Cannabis Operations

We own 100% of Alternative Solutions, LLC, a Nevada-based holding company (“Alternative Solutions”), which is a Nevada-based holding company that owns three separate entities with licenses to operate cannabis businesses within the State of Nevada: Serenity Wellness Center, LLC dba Oasis Cannabis (“Oasis”); Serenity Wellness Growers, LLC; and Serenity Wellness Products, LLC dba City Trees. Oasis currently operates a retail marijuana dispensary within walking distance to the Las Vegas Strip. Its other sister subsidiaries, which do business as Serenity Wellness Growers LLC and Serenity Wellness Products LLC dba City Trees, currently maintains a small-scale cultivation facility, as well as a product manufacturing facility and a wholesale distribution operation in North Las Vegas. The vertically integrated business model drives strong margins to the bottom line on a portion of sales at the dispensary. (See section entitled “Expansion of Cultivation Facilities” below).

Oasis’ retail dispensary is a single location operation in Nevada and occupies over 5,000 square feet with a 2,000 square foot sales floor. This location, which is easily accessible by tourists, is currently open 19.5 hours per day for walk-in service. Curbside and in store express pick up are available between the hours of 8:00am and 12:00am. Oasis dispensary also delivers cannabis to residents between the hours of 8:00 AM and 10:00 PM. The central location provides logistical convenience for delivery to all parts of the Las Vegas valley.

On November 14, 2023 the CCB granted Serenity Wellness Center LLC a conditional cannabis consumption lounge retail-attached license. On December 20, 2023 the City Council for the City of Las Vegas City approved a request by Serenity Wellness Center LLC for a proposed 3,700 square foot cannabis consumption lounge and 300 square foot outdoor patio area, to be attached to the Oasis dispensary. With the conditional license granted by the CCB and the City Council approval of the lounge, Serenity Wellness Center LLC is now in a possession to begin planning the construction of the lounge and proceeding with the requirements to obtain a business license from the City of Las Vegas for the lounge. The cannabis consumption lounge is a special events venue where adults can legally enjoy cannabis products in a social setting. The lounge will provide a regulated and safe environment where patrons can purchase and consume cannabis products on-site. As of the date of this document, Serenity Wellness Center LLC is unsure as to when construction of the lounge will commence since the Company is still in the process of negotiating contracts with an architect and general contractor and the project will only proceed if the potential revenue streams from the lounge justify the cost for building and operating the lounge.

City Trees’ wholesale operations, which occupies approximately 10,000 square feet of a 22,000 square foot production facility, began sales to third parties in August 2017 and completed construction and received a certificate of occupancy for its state-of-the-art extraction laboratory in December of 2019. City Trees has made sales to over 85 external customers as of May 31, 2024. Its existing product line includes vape cartridges and disposables, tinctures, THC distillate, and live and cured hydrocarbon concentrates. At present, the City Trees cultivation facility only grows breeding stock to preserve valuable genetics and does not offer its crops for sale or processing. As a result, all raw materials for manufacturing are sourced from third parties. See “Our Business”.

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

During the year ended May 31, 2024, the following activity occurred in connection with Kealii Okamalu: the Company paid accounts payable of $29,995, recorded a gain in the amount of $4,375 in connection with the settlement of accounts payable, and reversed certain accruals in the net amount of $360.

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

CLS Labs Inc (Nevada)

CLS Labs Inc. (Nevada) used to be an active subsidiary in the early years of the Company. CLS Labs Inc. no longer serves any business purpose of the Company.

CLS Massachusetts Inc

CLS Massachusetts Inc was originally established to explore potential joint ventures in Massachusetts. Those opportunities never developed, and the company never operated as an active business. Today the company remains inactive.

CLSCBD LLC

CLSCBD LLC is a recently formed company which will explore synergistic opportunities in the CBD market. The company’s products are available for sale at Oasis cannabis dispensary and the company recently entered into an exclusive distributorship with Rokin Vapes.

Market Growth

Legal cannabis sales in the U.S. have levelled off in the past year. However, we expect nationwide growth in sales in the upcoming years as more states legalize medical and recreational cannabis and as more consumers choose to make legal cannabis purchases instead of buying through illegal sources. We believe consumers who are learning about new research supporting the perceived health and medical benefits of cannabis will be a secondary source of growth in the market for the next several years.

Management believes that the Nevada market will grow modestly for the next few years.

In addition, the City Trees brand has expanded to both the New York and New Mexico recreational cannabis markets through licensing deals with out-of-state manufacturers. This asset-light approach aims to diversify incoming revenue streams while garnering brand recognition nationally.

Internal Growth Strategy

Our internal growth strategy is focused on the continued growth of the City Trees brand in Nevada and developing new products that meet the current and future needs of the medical and adult use cannabis community, while keeping an eye out for our next out-of-state opportunity beyond New Mexico and New York. Additionally, we continue to remain focused on increasing the value of our dispensary by offering the right products at the right price to a large and robust local and tourist community. Not to be overlooked is the potential for our Oasis Cannabis Consumption Lounge which has received its conditional approval from the CCB and the City of Las Vegas. The Lounge represents a terrific opportunity for us to expand our own brands as well as offer consumers access to many other brands at a personal consumption venue.

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

Inventory Management

In the past fiscal year, approximately 15% of Oasis’ sales were made via delivery or curbside sales and approximately 85% of sales were made in the dispensary.

All inventory is tracked in the state mandated METRC seed-to-sale tracking system. Additionally, we have implemented POSaBit as of February 2023 for our point-of-sale and internal inventory management system. We store each item of inventory in a designated physical location that is also reflected in the inventory control system. POSaBit synchronizes its sales and inventory data with METRC, but we also regularly reconcile the two systems for additional assurance of compliance with state mandated inventory tracking accuracy. Regular, independent inventory counts ensure that we detect and can address any physical variances from the tracking system immediately. We destroy all product that is unusable, and log destroyed product with photo-evidence according to state regulations

Product Selection

A team comprised of the Chief Operating Officer and Purchasing Manager currently manage all product selections. The Chief Operating Officer and Purchasing Manager are responsible for negotiating bulk purchase discounts and maintaining target gross margins. The Purchasing Manager is responsible for quality assurance and product mix. This team completes research about each new vendor and visits each new vendor’s operations whenever possible. Oasis carries between 30 and 40 different cultivars or “strains” of cannabis flowers in addition to a wide variety of cannabis products such as vape cartridges and disposables, concentrated cannabis oils, edibles, capsules, tinctures, topicals and beverages.

Payment System and Banking

Customers may complete payments made at Oasis via cash or through a cashless ATM system, with two ATM’s available in the store. Oasis is also working to offer ACH as a payment option for their customers for deliveries and in-store pickups. Cash risk is minimized by making regular deposits in our bank account at a credit union, located in Colorado. Cash deposits are picked up by armed personnel and taken to the LA Federal Reserve Bank where these personnel make the deposit on our behalf.

Home Delivery

Home delivery is currently about 10% of the total sales mix of Oasis. Customers can place orders online for both pickup and delivery. The current delivery fees are as follows: $50.00 minimum through $74.99 (subtotal) is a $10.00 delivery fee; all sales over $74.99 (subtotal) get free delivery. Home deliveries average well over $100 per order, which is about 75% higher than in-store orders. Oasis is centrally located within the Las Vegas valley which makes it roughly equally distant from all areas of town. This allows the store to have a much wider geographic reach than it otherwise would. Many locals work on the Las Vegas Strip close to the store and will shop there when going home from a shift. Offering delivery also allows customers to conveniently make a purchase from Oasis without having to drive past a cannabis store that might be located closer to their homes. Many consumers prefer the convenience of home delivery and this allows Oasis to be their dispensary of choice regardless of how close they live to the store.

Pricing Strategy

Oasis targets at least a 50% gross margin when determining pricing for any given product. Market dynamics such as supply, demand, and competitive pressure can cause variances from the target. The Purchasing Manager of Oasis conducts a pricing survey for all new products to determine which of the competition in close proximity carries the product and how much such competition is charging for similar products.

Marketing Strategy

Oasis uses a variety of methods to reach consumers including billboards and posts on social media platforms. We communicate special offers through our SpringBig rewards platform where we text and email customers who have opted in for messages and rewards. Oasis also utilizes radio advertisements from time-to-time to gain extra exposure for special events, such as April 20th and seasonal celebrations. Oasis also has an aggressive rewards program that serves to keep locals engaged in the brand. In order to stay top-of-mind with our consumers and to keep customers engaged, we send out updates on the latest deals, Oasis sends out daily text messages to over 30,000 people and weekly emails to an additional 12,000 people. Oasis employs a Creative Director who is responsible for developing and implementing the quarterly marketing strategies that coincide with different seasons and events in Las Vegas. The Marketing team has increased community and volunteer involvement by participating in community events, music festivals and volunteer opportunities which lead to increased store traffic and promotes the Oasis Dispensary and City Trees sales.

Cultivation, Production & Wholesale Sales Operations

City Trees’ wholesale laboratory operations manufacturers all cannabis oil in house which is formulated into a variety of finished products for sale and distribution to retail cannabis stores and medical dispensaries throughout Nevada. City Trees implemented the laboratory throughput and design in such a way that extra capacity could be absorbed by third party toll processing, and as such, City Trees’ is processing approximately 300 pounds of raw material per month for third party vendors utilizing ethanol and hydrocarbon extraction methods, as well as Pre-Roll processing. The entire division processes approximately 1,200 pounds of biomass extracted using ethanol and 500 pounds of biomass extracted using hydrocarbons monthly. The ability to increase production to accommodate third-party vendors has significantly improved the cost of goods sold for Oasis. (See section entitled “Expansion of Cultivation Facilities” below.)

City Trees’ grow operation cultivates plants for breeding and to preserve the quality of its plant stock, but does not harvest its plants for either production or for sale to third parties. Some of these cultivars are High Times Cannabis Cup Winners which provides intrinsic value for not only breeding but for possible licensing deals with exclusive rights and/or access. City Trees continues to focus on sourcing extraction materials at prices that allow us to maintain margins while at the same time producing the highest quality products.

Product Line

City Trees offers the following product lines to its wholesale customers:

●

The Vape Line, including distillate, rosin/solventless live and cured resin full-spectrum oils, consists of proprietary blends of cannabis oil and terpenes filled into custom branded City Trees vaporizers that utilize ceramic heating technology to deliver clean and effective vapor to the consumer. City Trees has a variety of strains and flavors for consumers to enjoy. The Puf line consists of 0.5-gram cartridges in strain-based blends of Indica, Sativa and Hybrid with twelve strain selections to choose from.

●

The City Trees line of tinctures includes a 1 to 1 to 1 CBD:THC:CBG ratio, 20 to 1and 1 to 1 CBD:THC ratios, as well as THC only versions. The tinctures are available in four different carriers and flavors, MCT oil, Agave Nectar, Chocolate Agave Nectar, and a Chocolate Espresso. City Trees reformulated and re-released the 20:1 tincture with 5x the potency, in a larger capacity bottle. We believe this product is one of the most potent and effective CBD products on the market, containing 5,000 mg of CBD and 250mg of THC.

Out of the City Trees facility, the Company also packages bulk cannabis flower and processes bulk flower into Pre-Rolls under the Naked City brand. Due to the low volume nature of these product lines, the products are not sold to third-party partners. Instead, the Company has focused on strengthening internal profit margins from the Naked City brand vertically within the Company and being able to offer exclusive deals at Oasis.

Pricing Strategy

Our raw materials cost inputs have dropped over the last year. This decrease in cost has resulted largely from the increase in the supply of raw materials to produce THC distillate, without a corresponding increase in demand. In addition, struggling cultivators throughout the state have found themselves needing to liquidate inventory due to receivership, or transfers of interest. We continue to target retail prices to be competitive against other high-end brands and to deliver strong margins to City Trees and its retail customers.

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

On November 14, 2023 the CCB granted Serenity Wellness Center LLC a conditional cannabis consumption lounge retail-attached license. On December 20, 2023 the City Council for the City of Las Vegas City approved a request by Serenity Wellness Center LLC for a proposed 3,700 square foot cannabis consumption lounge and 300 square foot outdoor patio area, to be attached to the Oasis dispensary. With the conditional license granted by the CCB and the City Council approval of the lounge, Serenity Wellness Center LLC is now in a position to begin planning the construction of the lounge and to proceed with the requirements to obtain a business license from the City of Las Vegas for the lounge.

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

City Trees’ Director of Extraction has gained important skills and knowledge through experience with all areas needed to run a successful extraction operation. These include non-solvent, hydrocarbon, ethanol, and CO2 extraction respectively. With these skills and knowledge, we expect the Company to continue to develop unique, new strains that are only available to City Trees and will build on the current knowledge of the organization through testing new techniques and technologies in a small research and development room within the Cultivation Facility.

The Chief Operating Officer oversees City Trees’ extraction/product formulation team which includes employees with hands-on experience in cannabis extraction and product manufacturing. This team provides us access to both the technical and hands-on applications of knowledge that benefits product formulation in addition to extraction efficiency and productivity.

The leadership at the Oasis LLCs is knowledgeable in the product types available in the cannabis market in the United States and the leadership team at Oasis has operated in Nevada since the beginning of medical cannabis sales.

We conduct ongoing training to ensure compliance with all laws and regulations. The leadership and all employees of each business unit receive compliance training materials and attend trainings when provided by local, state and METRC officials.

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

Regardless of whether supply remains high, we believe we can benefit from market conditions. We expect that a low cost for raw cannabis will likely benefit our production operation, which is anticipated to continue to ramp up. Through our immense focus on efficiency and managing the costs of input materials, we expect that we can produce high quality, cost-effective products that will remain profitable for both us and our third-party retail partners, thereby allowing us to withstand the market pricing compression. Low wholesale prices could also benefit our Oasis dispensary as this reduces our cost of product. If conditions change and supply is reduced, we can expand our cultivation facility to take advantage of higher wholesale prices.

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

The following table describes the key components of the supply chain for City Trees products:

Raw Material Item	Description	# of Suppliers	Pricing	Internal Sourcing
Raw Cannabis Trim	Raw cannabis leaf that is trimmed from raw flowers that will be sold directly to consumers. Trim makes up the majority of what is extracted into oil.	8+	Wholesale prices are currently in the range of $175 - $300 per pound. Target pricing is $200 per pound in order to match the cost of sourcing finished bulk oil.	The Company actively continues to look for advantageous sourcing opportunities that meet our requirements and high standards.
Raw Cannabis Flower

Raw cannabis flower is typically trimmed, packaged and sold to consumers or it is rolled into pre-rolled joints, packaged and sold to consumers. City Trees is currently purchasing cured and fresh frozen flower for extraction of its hydrocarbon concentrates, packaged flower for Oasis through the Naked City brand, and Pre-Rolls also through the Naked City brand.

		5+	Wholesale prices for extraction or pre roll material currently range from $250 - $500 per pound. Wholesale prices for packaged flower material currently range from $600-1200 per pound.	The Company actively continues to look for advantageous sourcing opportunities that meet our requirements and high standards.
Bulk Distillate Cannabis Oil	Cannabis oil refined through distillation processes that maximize potency, focusing on THC and removing impurities.	1	Wholesale prices currently range from $4.50-$6 per gram	City Trees produces the majority of its own bulk distillate cannabis oil for all its products and also wholesales bulk liters through its toll processing division.
Custom All-in-One Disposable Vape Pens	Cannabis oil vaporizer “pens” with ceramic heating that contain a single use battery charge customized with City Trees logos and imagery.	2	$3.15 each

City Trees focuses on sourcing hardware with consumer safety at the forefront of its mind, working with suppliers who only use the best materials available and who thoroughly test their hardware for heavy metals and leaching potential.

Vaper Cartridges and Custom Batteries	Cannabis oil vaporizer cartridges with ceramic heating that attach to a rechargeable battery customized with City Trees logos and imagery.	2	Branded Cartridges and Unbranded Cartridges: $1.05 each Custom Batteries: $4.20 - $11.90 each depending on model

City Trees focuses on sourcing hardware with consumer safety at the forefront of its mind, working with suppliers who only use the best materials available and who thoroughly test their hardware for heavy metals and leaching potential.

Botanical Terpenes	Natural compounds found in essential oils of plants with strong fragrance and flavor. Some terpenes have been shown to be biologically active with specific effects	2	Isolated Terpenes: $130-$770 per kilogram	Some terpenes will be sourced internally through a fractional distillation process.
CBD Isolate	Cannabidiol (CBD) in powder form that is 99.9% pure CBD	2	Wholesale prices range from $500 - $700 per kilogram	City Trees solely sources CBD and other minor Cannabinoid isolates through approved and vetted vendors, complete with certificates of analysis of the isolate(s).

Intellectual Property

Domains

We have protected Internet domain names with the following registered domains as of the date of this annual report:

●	https://www.clsholdingsinc.com/

●	https://oasiscannabis.com/

●	http://www.citytrees.com/

Patent and Trademarks

On April 24, 2018, the United State Patent and Trademark Office awarded the Company (via CLS Labs) a non-provisional U.S. utility patent for cannabidiol extraction and conversion process (U.S. patent number 9,950,976 B1).

On March 4, 2024, the Nevada Secretary of State awarded the company a Trademark Certificate of Registration for “Best. Damn. Deals.” This Trademark allows the company to utilize this mark in its description of goods or services of cannabis and cannabis-infused products, namely flower, pre-rolls, cartridges, concentrates, tinctures, edibles, beverages, and topicals.

Employees

As of May 31, 2024, the Oasis LLCs had 83 employees in total, 79 of whom are full-time employees and 4 of whom are part-time employees. The employees are distributed among the following departments:

Nevada Market Administration	Number of Employees
Administrative	2
Accounting	5

Oasis Cannabis Retail
Product Sales and Customer Service	17
Inventory Control	6
Dispatch / Delivery	7
Safety / Security	5
Management / Leadership	8
Communications / Marketing	2

City Trees Wholesale
Wholesale Sales and Distribution	2
Leadership	2
Cultivation / Product Manufacturing	9
Fulfillment	9
Inventory Control	6
Safety / Security	3
Communications / Marketing	0

Total Employees	83

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

We recruit through a rigorous interview process to ensure we select the best candidates for both the Company and the individual teams. Beyond adherence to our core values, we expect each employee to act with integrity and to consistently uphold the highest professional standards. Our mission is to cultivate strong leaders within the organization and promote from within whenever possible.

In addition, the safety of our employees is our priority, and we are committed to the prevention of illness and injury through the provision and maintenance of a healthy workplace. We take all reasonable steps to ensure staff are appropriately informed and trained and to ensure their safety, as well as the safety of others around them.

In addition to the Oasis employees, the Company employs four executives and management personnel.

Growth Strategy

Our growth strategy includes the following plans:

●	Explore opportunities to acquire additional retail outlets in the state of Nevada,

●

Grow our City Trees brand, with the possibility of the acquisition of some existing brands. Continue to focus on innovation in product development as well further expansion into out-of-state markets outside of Nevada.

●	Serve people in a lounge format where people can experience cannabis in a group setting.

●	Continue to relentlessly pay down our debt which will enable us to deploy our cash flow into revenue generating opportunities.

We also intend to continue to grow through our asset-light approach in secondary and tertiary markets, targeting newly regulated states that we believe offer us a competitive advantage. Our goal in the long run is to become a nationally recognized cannabis company.

Regulation and Licensure

Despite the fact that thirty-nine (39) states, the District of Columbia, and four (4) U.S. territories have legalized or decriminalized cannabis use for recreational or medical purposes, the prescription, use and possession of cannabis remains illegal under federal law. As such, although we will only operate processing facilities in states that permit the possession, sale and use of cannabis, certain activities of our business, including the possession of cannabis for processing and the sale of cannabis concentrates, are in violation of federal law.

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

As a result of the conflicting views between states and the federal government regarding cannabis, cannabis businesses in the U.S. are subject to inconsistent laws and regulations. The so-called “Cole Memorandum” or “Cole Memo” issued by former Deputy Attorney General James Cole on August 29, 2013 and other Obama-era cannabis policy guidance, discussed below, provided the framework for managing the tension between federal and state cannabis laws. Subsequently, as discussed below, Attorney General Jeff Sessions rescinded the Cole Memo and related policy guidance. Although no longer in effect, Cole Memo policies, and the enforcement priorities established within them, appear to continue to be followed during the Biden administration and remain critical factors that inform the past and future trend of state-based legalization.

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

On October 6, 2022, President Biden asked the Attorney General and the Secretary of Health and Human Services to launch a scientific review of the scheduling of cannabis under federal law. In August 2023, Health and Human Services recommended that cannabis be rescheduled to a Schedule III drug under the Controlled Substances Act. The Attorney General then sought advice from the Justice Department’s Office of Legal Counsel and then exercised his authority to initiate the rulemaking process to transfer marijuana to Schedule III. The rescheduling of a controlled substance under the Controlled Substances Act follows formal rulemaking procedures and requires notice to the public, opportunity for comment and an administrative hearing. On May 16, 2024 the Attorney General submitted to the Federal Register a notice of proposed rulemaking to consider moving marijuana from Schedule I to Schedule III. This kicked off a 60-day public comment period which commenced July 22, 2024. The rulemaking process is ongoing at this time.

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

United States Enforcement Proceedings

An appropriations rider contained in the fiscal year 2015, 2016, 2017, 2018, 2019, 2020, 2021, 2022, 2023 and 2024 Consolidated Appropriations Acts (formerly known as the “Rohrabacher-Farr Amendment”; now known as the “Rohrabacher-Blumenauer Amendment” and the subsequent provision to be passed known as the “Joyce Amendment”, referred to herein as the “Amendment”) provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the Department of Justice (“DOJ”) cannot expend funds to prosecute state-law-abiding medical cannabis operators complying strictly with state medical cannabis laws. The Amendment prohibits the federal government from using congressionally appropriated funds to prevent states from implementing their own medical cannabis laws. Previously the Amendment was extended until December 8, 2018, as part of the passage of an emergency aid package. The Amendment has now been renewed and is effective through September 30, 2023. Through his signing statement, former President Trump reiterated that the Department of Justice may not use any funds to prevent implementation of medical cannabis laws by various States and territories. Continued reauthorization of the Amendment is predicated on future political developments and cannot be guaranteed. If the Amendment expires, federal prosecutors could prosecute even state-compliant medical cannabis operators for conduct within the five-year statute of limitations. The Amendment does not protect state legal adult-use cannabis businesses and the DOJ may spend funds to prosecute persons that are operating in accordance with state adult use cannabis laws. On July 9, 2024, the House Committee approved legislation that included the longstanding rider that will continue to prevent the DOJ from using its funds to interfere with the implementation of state medical marijuana programs. However, the United States Congress also passed the Blumenauer-McClintock-Norton-Lee Amendment which would provide legal protection for all state legal cannabis activities. It is unclear whether the amendment language will be included in the Senate appropriations language. Various other pieces of legislation have been introduced by members of Congress that would legalize cannabis at a federal level, although it is uncertain if any of the proposed bills will gain any traction. Most recently the United States House of Representatives passed the Marijuana Opportunity Reinvestment and Expungement Act (“MORE”), in April of 2022 and it stalled in the United States Senate. In April of 2023, Congressman Dave Joyce (OH-14) and House Democratic Leader Hakeem Jeffries reintroduced bipartisan legislation to better and immediately prepare the federal government for the inevitable end to cannabis prohibition, titled “Preparing Regulators Effectively for a Post-prohibition Adult-use Regulated Environment Act of 2023’’ or the ‘‘PREPARE Act of 2023, which would study regulatory models and make recommendations on cannabis regulations to be considered at a federal level. Additional legislation was passed that same month that would provide protections for Veterans seeking to use medical marijuana in their treatment with Veterans Affairs. The Veterans Medical Marijuana Safe Harbor Act was passed on April 19, 2023 and allowed veterans to use, possess, or transport medical marijuana and discuss the use of medical marijuana with a physician of the Department of Veterans Affairs. On July 27, 2023, Congressman Dave Joyce’s Safe Harbor Equal Access amendment passed the House of Representatives as a part of the Fiscal Year 2024 Military Construction, Veterans Affairs (“VA”) and Related Agencies Appropriations bill. This bipartisan amendment reaffirms that veterans’ benefits cannot be revoked for participating in this treatment option and ensures health care providers are not penalized by the VA for making recommendations or completing forms in compliance with state medical marijuana programs.

Ability to Access Public and Private Capital

We have historically, and continue to have, access to equity and debt financing from the public and prospectus exempt (private placement) markets in Canada and, to a lesser extent, in the United States. Our executive team and board of directors also have extensive relationships with sources of private capital, such as funds and high-net-worth individuals.

Although we are not able to obtain bank financing in the U.S. or financing from other U.S. federally regulated entities, we currently have access to equity financing through the private markets in Canada and in the United States. Since the use of cannabis is illegal under U.S. federal law as a Schedule I drug substance under the Controlled Substances Act, and in light of concerns in the banking industry regarding money laundering and other federal financial crimes related to cannabis, U.S. banks have been reluctant to accept deposit funds from businesses involved with the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Likewise, cannabis businesses have limited, if any, access to credit card processing services. As a result, cannabis businesses in the U.S. are largely cash-based. This complicates the implementation of financial controls and increases security issues.

Commercial banks, private equity firms and venture capital firms have approached the cannabis industry cautiously to date. However, there are increasing numbers of high-net-worth individuals and family offices that have made meaningful investments in companies and projects similar to our projects. Although there has been an increase in the amount of private financing available over the last several years, there is neither a broad nor deep pool of institutional capital that is available to cannabis license holders and license applicants. There can be no assurance that additional financing, if raised privately, will be available to us when needed or on terms which are acceptable or that the Nevada Cannabis Board would approve such financing. Our inability to raise financing to fund capital expenditures or acquisitions could limit our growth and may have a material adverse effect upon future profitability. See “Risk Factors”.

State-Level Overview

The following sections present an overview of market and regulatory conditions for the cannabis industry in the state of Nevada, where we have an operating presence. This overview is presented as of August 2024, unless otherwise indicated. Although our activities are compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under United States federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

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

The Nevada Division of Public and Behavioral Health licensed medical cannabis establishments up until July 1, 2017 when the state’s medical cannabis program merged with adult-use cannabis enforcement under the Nevada Department of Taxation. In 2019 Nevada Governor Sisolak established the Cannabis Compliance Board (“CCB”) which took over the regulation of cannabis on July 1, 2020. In 2014, Nevada accepted medical cannabis business applications and a few months later the Division approved 182 cultivation licenses, 118 licenses for the production of edibles and infused products, 17 independent testing laboratories, and 55 medical cannabis dispensary licenses. In 2017, medical cannabis establishments were able to apply for and obtain retail cannabis licenses of the same type (cultivation, production, laboratory or dispensary). From September 7, 2018 to September 20, 2018 Nevada began accepting retail cannabis store business applications and shortly thereafter in December 2018, the State of Nevada awarded sixty-one (61) retail cannabis store licenses. The application process was merit-based, competitive, and is currently closed. Residency is not required to own or invest in a Nevada medical cannabis business or recreational cannabis business. In addition, vertical integration is neither required nor prohibited. Nevada’s medical law includes patient reciprocity, which permits medical patients from other states to purchase cannabis from Nevada dispensaries. Nevada law also allows for dispensaries to deliver cannabis to consumers.

The 81st Session of the Nevada State Legislature authorized the CCB to license and regulate cannabis consumption lounges by approving bill AB341 in 2021. Cannabis consumption lounges are venues where adults 21 and older can openly consume cannabis products in a social setting while enjoying food, non-alcoholic beverages, an assortment of live entertainment and various events within the venues depending on the approvals received from the CCB and local jurisdictions.

Cannabis consumption lounges are seen as valuable additions to Las Vegas’s massive tourist industry, as well as for the tourists themselves. Even though the state first launched legal sales in 2017 and Nevada’s cannabis retail locations have become popular attractions, consuming cannabis anywhere outside a private residence nonetheless remained illegal. With the addition of cannabis consumption lounges, Nevada has now legalized the use of cannabis in the public setting of the lounges.

Within bill AB341, state lawmakers created two categories of licenses: one for retail cannabis consumption lounges, which allows for existing retail stores to open a consumption lounge attached or adjacent to the retail store, and another for independent cannabis consumption lounges that will function as standalone lounges. The lounges (both retail cannabis lounges and independent lounges) can sell single-serving and ready-to-consume products. State lawmakers also established the designation of a social equity applicant category for individuals who meet the qualifications to apply for an independent cannabis consumption lounge. The CCB reserved ten (10) of the first twenty (20) adult-use independent cannabis consumption lounge licenses for social equity applicants.

Each cannabis establishment must maintain a license with the CCB. Among other requirements, there are minimum liquidity requirements and restrictions on the geographic location of a cannabis establishment as well as restrictions relating to the age and criminal background of employees, owners, officers and board members of the establishment. All employees must be over twenty-one (21) and all owners, officers and board members must not have any previous felony convictions or had a previously granted cannabis registration revoked. Additionally, each volunteer, employee, owner (subject to certain exceptions for owners holding less than five percent (5%) of the interests in an entity that holds a cannabis establishment license) officer and board member of a cannabis establishment must be registered with the CCB as a cannabis agent and hold a valid cannabis establishment agent card. The establishment must have adequate security measures and use an electronic verification system and inventory control system. If the cannabis establishment sells or delivers edible cannabis products or cannabis-infused products, proposed operating procedures for handling such products must be approved by the CCB.

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

A medical cannabis registration certificate expires one (1) year after the date of issuance and can be renewed upon resubmission of the application information and a payment of the renewal fee. Pursuant to a change in law in 2024, the medical registration certificates are no longer separately maintained and upon renewal of the cannabis licenses, only an adult use cannabis license is issued and facilities are able to conduct medical activities under the adult use cannabis licenses issued by the CCB.

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

On January 16, 2018, the Marijuana Enforcement Division of the NV DOT issued final rules governing its adult-use cannabis program, pursuant to which up to sixty-six (66) permanent adult-use cannabis retail store licenses were to be issued. That application period occurred in September 2018.

On July 1, 2020, portions of Assembly Bill 533 went into effect. Among the provisions of AB 533 that went into effect are any person who owns more than five percent (5%) ownership interest in a cannabis establishment has to obtain a cannabis establishment agent registration card. Under that same provision, a person who owns less than five percent (5%) must either obtain a waiver for the agent registration card requirement or obtain an agent registration card. During the 2023 legislative session, Senate Bill 277 was passed which stated that a person who holds an ownership interest of less than five percent (5%) in a cannabis establishment, is not required to obtain an agent card. That provision of the bill went into effect on January 1, 2024.

Under Nevada’s adult-use cannabis law, the CCB licenses and regulates cannabis cultivation facilities, product manufacturing facilities, distributors, retail stores, consumption lounges and testing facilities. After merging medical and adult-use cannabis regulation and enforcement into the Marijuana Enforcement Division of the Department of Taxation in 2017, Governor Sisolak appointed, pursuant to a change in law, the single regulatory agency known as the “Cannabis Compliance Board” that took over the regulation of the program on July 1, 2020. For the first 18 months of retail cannabis starting in 2017, applications to the Department for adult-use establishment licenses were only accepted from existing medical cannabis establishment certificate holders and existing liquor distributors for the adult-use distribution license, but in September 2018, applications for retail cannabis stores were accepted and conditional licenses were issued in December 2018. In enforcing the new regulations, the CCB has filed formal complaints against several licensees for various violations of the NCCRs. The CCB sought significant monetary penalties, and suspension or revocation of certain cannabis licenses. . In 2022, prospective cannabis consumption lounge licenses were issued by the CCB and the CCB is in the process of conducting suitability investigations in relation to issuing conditional licenses to the applicants that were selected.

There are six types of adult-use cannabis establishment licenses under Nevada’s adult-use cannabis program:

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

The NV DOT conducted public consultation and received public comments on the Revised Proposed Adult-Use Marijuana Regulation (LCB File No. R092-17) dated December 13, 2017 (the “Nevada Adult-Use Regulation”). On February 27, 2018, the NV DOT adopted the Nevada Adult-Use Regulations and the NV DOT began accepting applications for adult-use cannabis licenses shortly thereafter. In December of 2018, the Department of Taxation awarded sixty-one (61) conditional retail cannabis store licenses throughout the State of Nevada. There was ongoing litigation regarding the issuance of these licenses. In 2022, the Cannabis Compliance Board, pursuant to Assembly Bill 341, opened applications for cannabis consumption lounge licenses and in November 2022, awarded forty (40) prospective cannabis consumption lounge licenses. CLS, through its subsidiary Serenity Wellness Center LLC, was the recipient of one of those forty (40) prospective cannabis consumption lounge licenses and is now in the process of obtaining a final license for the cannabis consumption lounge.

In determining who would receive a license for a retail cannabis store in response to the request for applications made pursuant to NAC 453D.260, the Department ranked the applications in order from first to last based on compliance with NAC 453D and chapter 453D of NRS and on the following content:

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

In 2021, Assembly Bill 341 was passed by the Nevada legislature adding an additional adult use license type – cannabis consumption lounges.

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

The Nevada legislature meets every two (2) years and convened on February 1, 2023. The Nevada legislature met in 2023 and passed several bills relating to the cannabis industry including Senate Bill 195, Senate Bill 328, Assembly Bill 503, Assembly Bill 430 and Senate Bill 277. Senate Bill 195 changed the disciplinary practices by the CCB to consider certain mitigating factors and placing a limit on civil penalties per violation. It also limited time and effort billing by the CCB. Senate Bill 328 made the CCB subject to the Nevada Administrative Procedures Act and changed the terms of the Board such that the members’ terms would be staggered, and the Chair position is limited in duration. Assembly Bill 503 defined “owner” “officer” and “board member” for cannabis statutes and regulations in Nevada. Senate Bills 195 and 328 and Assembly Bill 503 took effect upon passage and approval. Assembly Bill 430 and most portions of Senate Bill 277 took effect on January 1, 2024. Assembly Bill 430 changed how the wholesale cultivation tax is assessed. The fair market value will be utilized to calculate the wholesale cultivation tax for sales to an affiliate while the sales price will be utilized to calculate the wholesale cultivation tax for sales to a non-affiliate. Senate Bill 277 addressed a variety of cannabis related issues and implemented the dual license system moving forward, which combines adult-use and medical licenses for license holders who previously held both types of licenses. In addition to other changes, this bill increases the transaction limit, changes the license fees, removes agent card and background check requirements for owners holding less than five percent, and creates dual-licenses in lieu of separate medical and adult use cannabis establishment licenses.

Nevada Licenses and Regulations

In the state of Nevada, only cannabis that is grown or produced in the state by a licensed establishment may be sold in the state.

An adult-use cannabis store license permits the holder to purchase cannabis from Nevada licensed cultivation facilities, cannabis products from Nevada licensed product manufacturing facilities and cannabis from other Nevada licensed retail stores and allows the sale of cannabis and cannabis products to consumers and to cannabis consumption lounges. No cannabis or cannabis infused products may be brought into Nevada from outside of Nevada. Unlicensed cannabis activities are subject to harsh criminal penalties under Nevada state law.

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

A medical cultivation license permits its holder to acquire, possess, cultivate, deliver, transfer, have tested, supply or sell cannabis and related supplies to medical cannabis dispensary facilities for the production of edible medical cannabis products and/or medical cannabis-infused products, or other medical cannabis cultivation facilities.

A retail cultivation license permits its holders to acquire, possess, cultivate, transfer, have tested, supply or sell cannabis and related supplies to retail cannabis stores, retail cannabis production facilities for the production of edible cannabis products and/or cannabis infused products or other retail cannabis cultivation facilities.

The medical product manufacturing license permits its holder to acquire, possess, manufacture, transfer, supply, or sell cannabis products or cannabis infused products to other medical cannabis production facilities or medical cannabis dispensaries.

The retail product manufacturing license permits its holder to acquire, possess, manufacture, transfer, supply, or sell edible cannabis products or cannabis infused products to other retail cannabis production facilities or retail cannabis stores.

The retail cannabis consumption lounge license permits its holder to acquire, possess, or sell cannabis and cannabis products to consumers who are twenty-one (21) years of age or older, to use on the premises.

A cannabis distributor is required to transport cannabis products to a cannabis sales facility and independent cannabis consumption lounge unless within certain exceptions.

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

(c)	install security equipment to deter and prevent unauthorized entrances, which includes:

a.	devices that detect unauthorized intrusion which may include a signal system; and

b.	exterior lighting to facilitate surveillance;

(d)	electronic monitoring must be in place, which includes:

a.	at least one call-up monitor that is 55 inches or more;

b.	a video printer capable of immediately producing a clear still photo from any video camera image;

c.

video cameras with recording resolution of at least 1920 x 1080, or the equivalent, at a rate of at least 15 frames per second, which provide coverage of all entrances and exits of the building, any room or area that holds a vault and any point-of -sale location, which record 24 hours a day and are capable of being accessed remotely by a law enforcement agency in real time upon request.

d.

video cameras with a recording resolution of at least 720 x 480 which provides coverage of all limited access areas not described in the section above, and any activity occurring in or adjacent to the establishment, which records 24 hours a day and are capable of being accessed remotely by a law enforcement agency in real time upon request;

e.	a video camera at each point-of-sale location which allows for the identification of any person purchasing cannabis;

f.	a video camera which is capable of identifying any activity occurring within the cannabis establishment in low light conditions, 24 hours a day;

g.	a method for storing video recordings from the video cameras for at least thirty (30) calendar days;

h.	a failure notification system that provides an audible and visual notification of any failure in the electronic monitoring system;

i.	sufficient battery backup for video cameras and recording equipment to support at least five (5) minutes of recording in the event of a power outage; and

j.	security alarm to alert local law enforcement of an unauthorized breach of security; and

(e)	implement security procedures that:

a.	restrict access of the establishment to only those persons/employees authorized to be there;

b.	deter and prevent theft;

c.	provide identification (badge) for those persons/employees authorized to be in the establishment;

d.	prevent loitering;

e.	require and explain electronic monitoring; and

f.	require and explain the use of automatic or electronic notification to alert local law enforcement of an unauthorized breach of security.

Training

Nevada law and regulations require owners, officers, board members, employees, independent contractors and volunteers to be trained on various topics before working in a cannabis establishment.

Transportation

In Nevada, cannabis may only be transported from a licensed cultivation or production facility to a retail cannabis store or cannabis consumption lounge, by a licensed cannabis distributor. Prior to transporting the cannabis or cannabis products, the distributor must complete a trip plan which includes: the agent’s name and registration number providing and receiving the cannabis; the date and start time of the trip; a description, including the amount, of the cannabis or cannabis products being transported; and the anticipated route of transportation.

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

Each licensed cannabis distributor agent transporting cannabis or cannabis products must report any: (a) vehicle accident that occurs during the transportation to a person designated by the cannabis distributor to receive such reports within two (2) hours after the accident occurs; and (b) loss or theft of cannabis or cannabis products that occurs during the transportation to a person designated by the cannabis distributor to receive such reports immediately after the cannabis establishment agent becomes aware of the loss or theft. A cannabis distributor that receives a report of loss or theft must immediately report the loss or theft to the appropriate law enforcement agency and to the CCB. The distributor must report any unauthorized stop to the CCB.

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

All drivers must carry in the vehicle, valid driver’s insurance at the limits required by the State of Nevada and the CCB. All drivers must be bonded in an amount sufficient to cover any claim that could be brought or disclose to all parties that their drivers are not bonded. Cannabis establishment agent registration cardholders and the licensed cannabis distributor they work for are responsible for the cannabis and cannabis product once they take control of the product and leave the premises of the cannabis establishment.

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

Serenity Wellness Center LLC Licenses dba Oasis

Oasis is licensed to operate in the City of Las Vegas as a Dual Use Marijuana Business and in the State of Nevada as a Medical Cannabis Dispensary Establishment and a Retail Cannabis Store. City Trees Production is licensed to operate in the state of Nevada as a Medical Cannabis Production Establishment, a Retail Cannabis Product Manufacturing facility and a Retail Cannabis Distributor. City Trees Production is licensed to operate in the state of Nevada as a Medical Cannabis Cultivation Facility and a Retail Cannabis Cultivator. The table below lists the licenses issued to the “Serenity Entities” operations in Nevada (including municipal licenses). Under applicable laws, the licenses permit the companies to cultivate, manufacture, process, package, transport, sell, and purchase cannabis pursuant to the terms of the licenses, which are issued by the CCB under the provisions of Nevada Revised Statutes (“NRS”) sections 678A, 678B, 678C and 678D and the associated sections of the Nevada Cannabis Compliance Regulations and local regulations and ordinances pertaining to cannabis businesses. All licenses are independently issued for each approved activity for use at the companies’ facilities in Nevada.

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

Licenses in the State of Nevada

Holding Entity	Permit/License	Location City	Expiration/Renewal Date	Description
Serenity Wellness Center LLC d/b/a Oasis Cannabis	D90 – Medical Cannabis Dispensary License #: M66-00051	Las Vegas	01/01/2025	City of Las Vegas Cannabis Business License for a Medical Dispensary
Serenity Wellness Center LLC d/b/a Oasis Cannabis	R90 – Retail Cannabis Store (Rec Sales) License # M66-00052	Las Vegas	01/01/2025	City of Las Vegas Cannabis Business License for a Retail Cannabis Store
Serenity Wellness Center LLC d/b/a Oasis Medical Cannabis	Cannabis Adult-Use Retail Store License #: 55910347793434478299 Facility ID: D046	Las Vegas	06/30/2025	State of Nevada – Retail Cannabis Store Dual License

Holding Entity	Permit/License	Location City	Expiration/Renewal Date	Description
Oasis Cannabis	G50 – Drug Paraphernalia License #: G66-07378	Las Vegas	02/01/2025	City of Las Vegas general Retail Sales License
Community Oasis LLC	A51 – Automated Teller Operator License #: G63-09197	Las Vegas	12/01/2024	City of Las Vegas license to operate an automated teller
Community Oasis LLC	I50 – Instruction Services Workshop/Yoga/Art Sales License #: G64-00802	Las Vegas	09/01/2024	City of Las Vegas Instruction Services Workshop/Yoga/Art Sales License
Serenity Wellness Products LLC d/b/a City Trees	MM Production – GS License #: BL105437	North Las Vegas	10/30/2024	City of North Las Vegas Marijuana Production License
Serenity Wellness Products LLC d/b/a City Trees	RM Rec Production – GS License #: BL111296	North Las Vegas	10/30/2024	City of North Las Vegas Marijuana Production License
Serenity Wellness Products LLC d/b/a City Trees	Marijuana Distributor License #: 2020313713	Henderson	09/30/2024	City of Henderson Marijuana Distribution License
Serenity Wellness Products LLC d/b/a City Trees	Adult -Use Cannabis Production License #:79484750509886968559 Facility ID: P024	North Las Vegas	06/30/2025	State of Nevada Cannabis Adult-Use Production License
Serenity Wellness Products LLC d/b/a City Trees	Retail Marijuana Distribution License #: 61611537222691531848 Facility ID: T073	North Las Vegas	06/30/2025	State of Nevada Retail Marijuana Distribution License
Serenity Wellness Products LLC d/b/a City Trees	Z90 – OLV Cannabis Production Facility License #: P70-00254	Las Vegas	01/01/2025	City of Las Vegas license required to sell to dispensaries within its jurisdiction
Serenity Wellness Growers LLC d/b/a City Trees	MM Cultivation – GS License #: BL105436	North Las Vegas	10/30/2024	City of North Las Vegas Marijuana Cultivation License
Serenity Wellness Growers LLC d/b/a City Trees	RM Rec Cultivation – GS License #: BL111295	North Las Vegas	10/30/2024	City of North Las Vegas Marijuana Cultivation License
Serenity Wellness Growers LLC d/b/a City Trees	Retail Marijuana Cultivation License #: 77486514896179438118 Facility ID: C039	North Las Vegas	06/30/2025	State of Nevada Retail Marijuana Cultivation License
Serenity Wellness Growers LLC d/b/a City Trees	X90 – OLV Cannabis Cultivation Facility License #: P70-00281	Las Vegas	01/01/2025	City of Las Vegas license required to sell cannabis within its jurisdiction
Serenity Wellness Products LLC d/b/a City Trees	F90 Cannabis Distributor License #: M68-00005	Las Vegas	01/01/2025	City of Las Vegas License required to distribute cannabis within its jurisdiction
Serenity Wellness Products LLC d/b/a City Trees	Marijuana Distributor License # BL113029	North Las Vegas	01/31/2025	City of North Las Vegas Marijuana Distributor License
Serenity Wellness Products LLC d/b/a City Trees	Hemp Handlers Certificate Certificate # 32-202407H	North Las Vegas	12/31/2024	State of Nevada Department of Agriculture
Serenity Wellness Products LLC d/b/a City Trees	Permissible Persons Permit ID# 2400016624776	North Las Vegas	06/30/2025	State of Nevada Department of Taxation
Serenity Wellness Products LLC d/b/a City Trees	Town of Pahrump Business License Distribution BL# S 7993 SL	North Las Vegas	05/31/2025	Town of Pahrump, Nevada required to distribute cannabis within its jurisdiction
Serenity Wellness Center LLC	Conditional Cannabis Consumption Lounge Retail Attached License License# 99035327095322531450 Facility ID: CLA012	Las Vegas	11/14/2024	State of Nevada Conditional Cannabis Consumption Lounge Retail Attached License

Nevada Reporting Requirements

The state of Nevada uses METRC as the state’s computerized T&T (track and trace) system for seed-to-sale. Individual licensees whether directly or through third-party integration systems are required to send data to the state to meet all reporting requirements. The Company’s subsidiaries each have a designated in-house computerized seed-to-sale software that integrates with METRC via API POSaBit which captures the required data points for cultivation, manufacturing and retail as required by the Nevada Revised Statutes and by the Nevada Cannabis Compliance Regulations.

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

We are directly engaged in the medical and adult-use cannabis industry in the U.S. where local state law permits such activities, however, all such activities remain illegal under federal law in the U.S. Investors are cautioned that in the U.S., cannabis is highly regulated at the state level. To our knowledge, there are to date thirty-nine (39) states, the District of Columbia, and four (4) U.S. territories that have legalized medical cannabis in some form, including Nevada, although not all states have fully implemented their legalization programs. To our knowledge, twenty-four (24) states and the District of Columbia have legalized cannabis for adult use. Additional states have legalized high-cannabidiol (“CBD”), low THC oils for a limited class of patients. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act. Under United States federal law, a Schedule I drug is considered to have a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the substance under medical supervision. Federal law prohibits commercial production and sale of all Schedule I controlled substances, and as such, cannabis-related activities, including without limitation, the importation, cultivation, manufacture, distribution, sale and possession of cannabis remain illegal under U.S. federal law. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. Strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under U.S. federal law, nor provide a defense to any federal proceeding brought against us. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.

An appropriations rider contained in the fiscal year 2015, 2016, 2017, 2018, 2019, 2020, 2021, 2022, 2023 and 2024 Consolidated Appropriations Acts (formerly known as the “Rohrabacher-Farr Amendment”; now known as the “Rohrabacher-Blumenauer Amendment” and the subsequent provision to be passed known as the “Joyce Amendment”, referred to herein as the “Amendment”) provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the U.S. Department of Justice (the “DOJ”) cannot expend funds to prosecute state-law-abiding medical cannabis operators complying strictly with state medical cannabis laws. The Amendment prohibits the federal government from using congressionally appropriated funds to prevent states from implementing their own medical cannabis laws. The Rohrabacher Amendment was renewed for fiscal year 2021 and again through various spending bills and is effective until September 2023. Through his signing statement, former President Trump reiterated that the Department of Justice may not use any funds to prevent implementation of medical cannabis laws by various States and territories, and “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” Continued reauthorization of the Amendment is predicated on future political developments and cannot be guaranteed. If the Amendment expires, federal prosecutors could prosecute even state-compliant medical cannabis operators for conduct within the five-year statute of limitations. The Amendment does not protect state legal adult-use cannabis businesses and the DOJ may spend funds to prosecute persons that are operating in accordance with state adult use cannabis laws. On July 9, 2024, the House Committee approved legislation that included the longstanding rider that will continue to prevent the Department of Justice (“DOJ”) from using its funds to interfere with the implementation of state medical marijuana programs. However, the United States Congress also passed the Blumenauer-McClintock-Norton-Lee Amendment which would provide legal protection for all state legal cannabis activities. It is unclear whether the amendment language will be included in the Senate appropriations language. Various other pieces of legislation have been introduced by members of Congress that would legalize cannabis at a federal level, although it is uncertain if any of the proposed bills will gain any traction. Most recently the United States House of Representatives passed the Marijuana Opportunity Reinvestment and Expungement Act (“MORE”), in April of 2022 and stalled in the United States Senate. In April of 2023, Congressman Dave Joyce (OH-14) and House Democratic Leader Hakeem Jeffries reintroduced bipartisan legislation to better and immediately prepare the federal government for the inevitable end to cannabis prohibition, titled “Preparing Regulators Effectively for a Post-prohibition Adult-use Regulated Environment Act of 2023’’ or the ‘‘PREPARE Act of 2023”, which would study regulatory models and make recommendations on cannabis regulations to be considered at a federal level. Additional legislation was passed that same month that would provide protections for Veterans seeking to use medical marijuana in their treatment with Veterans Affairs. The Veterans Medical Marijuana Safe Harbor Act was passed on April 19, 2023 and allowed veterans to use, possess, or transport medical marijuana and discuss the use of medical marijuana with a physician of the Department of Veterans Affairs. On July 27, 2023, Congressman Dave Joyce’s Safe Harbor Equal Access amendment passed the House of Representatives as a part of the Fiscal Year 2024 Military Construction, Veterans Affairs (“VA”) and Related Agencies Appropriations bill. This bipartisan amendment reaffirms that veterans’ benefits cannot be revoked for participating in this treatment option and ensure health care providers are not penalized by VA for making recommendations or completing forms in compliance with state medical marijuana programs.

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

On October 6, 2022, President Biden asked the Attorney General and the Secretary of Health and Human Services to launch a scientific review of the scheduling of cannabis under federal law. In August 2023, Health and Human Services recommended that cannabis be rescheduled to a Schedule III drug under the Controlled Substances Act. The Attorney General then sought advice from the Just Department’s Office of Legal Counsel and then exercised his authority to initiate the rulemaking process to transfer marijuana to Schedule III The rescheduling of a controlled substance under the Controlled Substances Act follows formal rulemaking procedures and requires notice to the public, opportunity for comment and an administrative hearing. On May 16, 2024 the Attorney General submitted to the Federal Register a notice of proposed rulemaking to consider moving marijuana from Schedule I to Schedule III. This kicked off a 60-day public comment period which commenced July 22, 2024. The rulemaking process is ongoing at this time.

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

In Canada, CDS is the central securities depository, clearing and settlement hub settling trades in the Canadian equity, fixed income and money markets. On November 24, 2017, the TMX Group provided an update regarding issuers with cannabis-related activities in the United States and confirmed that TMX Group will rely on the Canadian Securities Administrators’ recommendation to defer to individual exchange’s rules for companies that have cannabis-related activities in the United States and to determine the eligibility of individual issuers to list based on those exchanges’ listing requirements. On February 8, 2018, CDS signed a memorandum (the “CDS MOU”) with Aequitas NEO Exchange Inc., CNSX Markets Inc., TSX Inc., and TSX Venture Exchange Inc. (collectively, the “Exchanges”). The CDS MOU outlines the parties understanding of Canada’s regulatory framework applicable to the rules and procedures and regulatory oversight of the Exchanges and CDS. The CDS MOU confirms, with respect to the clearing of listed securities, that CDS relies on the Exchanges to review the conduct of listed issuers. As a result, there currently is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the U.S. However, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were to be implemented at a time when our common stock or other securities of the Company are listed on a stock exchange, it would have a material adverse effect on the ability of holders of common stock or such other securities to make and settle trades. In particular, the common stock or such other securities would become highly illiquid as until an alternative was implemented, investors would have no ability to affect a trade of the common stock or such other securities through the facilities of the applicable stock exchange.

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

The success of our business strategy depends on the legality of the cannabis industry. The political environment surrounding the cannabis industry in general can be volatile and the regulatory framework remains in flux. To our knowledge, there are to date thirty-nine (39) states, the District of Columbia, and four U.S. territories that have legalized cannabis in some form, including Nevada, and additional states have pending legislation regarding the same; however, the risk remains that a shift in the regulatory or political realm could occur and have a drastic impact on the industry as a whole, adversely impacting our business, results of operations, financial condition or prospects.

Delays in enactment of new state or federal regulations could restrict our ability to reach strategic growth targets and lower return on investor capital. Our strategic growth strategy is reliant upon certain federal and state regulations being enacted to facilitate the legalization of medical and adult-use cannabis. If such regulations are not enacted, or enacted but subsequently repealed or amended, or enacted with prolonged phase-in periods, our growth target, and thus, the effect on the return of investor capital, could be detrimentally impacted. We are unable to predict with certainty when and how the outcome of these complex regulatory and legislative proceedings will affect our business and growth.

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

If cannabis and/or CBD is re-categorized as a Schedule II or lower controlled substance, the ability to conduct research on the medical benefits of cannabis would most likely be improved; however, rescheduling cannabis may materially alter enforcement policies across many federal agencies, primarily the U.S. Food and Drug Administration (the “FDA”). FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements, and cosmetics, among other products, through its enforcement authority pursuant to the Federal Food Drug and Cosmetic Act (the “FFDCA”). The FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of drugs sold in interstate commerce. Because cannabis is federally illegal to produce and sell, and because it has no federally recognized medical uses, the FDA has historically deferred enforcement related to cannabis to the U.S. Drug Enforcement Agency (the “DEA”); however, the FDA has enforced the FFDCA with regard to hemp-derived products, especially CBD, sold outside of state-regulated cannabis businesses. If cannabis were to be rescheduled to a federally controlled, yet legal, substance, the FDA would likely play a more active regulatory role. Further, in the event that the pharmaceutical industry directly competes with state-regulated cannabis businesses for market share, as could potentially occur with rescheduling, the pharmaceutical industry may urge the DEA, FDA, and others like the Canadian Securities Administrators to enforce the FFDCA against businesses that comply with state but not federal law. The potential for multi-agency enforcement post-rescheduling could threaten or have a materially adverse effect on the operations of existing state-legal cannabis businesses, including the Company.

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

As long as cannabis remains illegal under U.S. federal law, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to us. As a result, our intellectual property may never be adequately or sufficiently protected against use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, we can provide no assurance that the Company will ever obtain any protection of its intellectual property, whether on a federal, state or local level.

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

We may require equity and/or debt financing to re-finance our debt and support on-going operations, to undertake capital expenditures or to undertake acquisitions, joint ventures or other business combination transactions. A number of factors could cause us to incur higher borrowing costs and experience greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook, or credit ratings. There can be no assurance that additional financing will be available to us when needed or on terms which are acceptable. Our inability to raise financing to fund our debt, on-going operations, capital expenditures or acquisitions may adversely affect our ability to fund our operations, meet contractual commitments, make future investments or desirable acquisitions, or respond to competitive challenges and could have a material adverse effect upon our business, and our ability to continue our operations.

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

Our current activities and resources are focused on the Oasis Dispensary and City Trees production facility. The licenses held by the Oasis LLCs are specific to Oasis and City Trees. Adverse changes or developments affecting Oasis or City Trees, including but not limited to, a breach of security, could have a material and adverse effect on our business, financial condition and prospects. Any breach of the security measures and other facility requirements could also have an impact on the Oasis LLCs’ ability to continue operating under their respective licenses or the prospect of renewing their respective licenses. Oasis and City Trees continue to operate with routine maintenance; however, buildings do have components that require replacement. We will bear many, if not all, of the costs of maintenance and upkeep of Oasis and City Trees. Our operations and financial performance may be adversely affected if either Oasis or City Trees are unable to keep up with maintenance requirements.

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

We believe that establishing and maintaining the brand identities of products is a critical aspect of attracting and expanding a large customer base. Promotion and enhancement of brands will depend largely on success in continuing to provide high quality products. If customers and end users do not perceive our products to be of high quality, or if we introduce new products or enter into new business ventures that are not favorably received by customers and end users, we will risk diluting brand identities and decreasing their attractiveness to existing and potential customers. Moreover, in order to attract and retain customers and to promote and maintain brand equity in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining a distinct brand loyalty among customers. If we incur significant expenses in an attempt to promote and maintain brands, the business, results of operations and financial condition could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 1C. Cybersecurity.

The Company has engaged a third-party service provider, Computer Repair Services of Nevada (“CRSN”) to assist it in protecting against Cybersecurity risks.  CSRN has installed anti-virus and other risk protection software on Company IT systems and keeps these protections updated.  The Company also has a written cybersecurity policy that all employees are required to follow that requires employees to maintain strong password control, protect Company devices, avoid suspicious links in emails, and utilize social media only with the consent of their manager, among other things.

The Company has not suffered any cybersecurity incidents that would affect its financial condition or results of operations. If a cyber breach were to occur, the management team is required to report it to the executive team (Joseph Ramalho, Charlene Magee, and Jamie Dickson) who would then inform CRSN and Andrew Glashow.  Mr. Glashow would then inform the Board if necessary.

Item 2. Properties.

The mailing address of our principal executive office is 516 S. 4th Street, Las Vegas Nevada, 89101. Alternative Solutions and the Oasis LLCs lease space for a dispensary and administrative offices at 1800 S. Industrial Road, Suites 100, 102, 160, and 180, Las Vegas, Nevada 89102, and for a cultivation and processing facility at 203 E. Mayflower Avenue, North Las Vegas, Nevada 89030.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We were initially incorporated on March 31, 2011 as Adelt Design, Inc. Effective August 21, 2013; our common stock became eligible for quotation on the OTC Bulletin Board under the symbol ADSN. On November 12, 2014, CLS Labs acquired 6,250,000 shares, or 55.6%, of our outstanding common stock from our founder, Larry Adelt. As a condition to CLS Labs’ purchase of these shares, and pursuant to five stock purchase agreements each dated November 12, 2014, five people or entities unaffiliated with the Company purchased an aggregate of 4,984,376 shares of common stock in the Company from twenty-four stockholders other than Mr. Adelt. The total number of shares acquired by these five purchasers represented 44.3% of our outstanding shares of common stock. On November 20, 2014, we adopted amended and restated articles of incorporation therein changing the Company’s name to CLS Holdings USA, Inc. Effective December 10, 2014, we changed our stock symbol to “CLSH” to reflect the name change of the Company. Our common stock is currently eligible for quotation on the OTC Markets’ OTCQB under the symbol “CLSH”. Commencing in January 2019, we also listed our common stock on the CSE under the symbol “CLSH”. We have no outstanding shares of preferred stock.

The following table sets forth the range of high and low sales prices on the OTCQB for the applicable periods on a post-Reverse-Split basis.

	Common Stock
Fiscal Year Ended May 31, 2024:	High ($)	Low ($)

Fourth Quarter	$0.06	$0.033
Third Quarter	0.06	0.03
Second Quarter	$0.09	$0.027
First Quarter	$0.12	$0.035

Fiscal Year Ended May 31, 2023:
Fourth Quarter	$0.07	$0.04
Third Quarter	$0.10	$0.05
Second Quarter	$0.06	$0.50
First Quarter	$0.24	$0.39

At August 19, 2024, we had 124,500,873 outstanding shares of common stock and approximately 56 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of bank, brokers and other nominees. We have no outstanding shares of preferred stock.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliates

On February 22, 2024, the Company entered into a Redemption Agreement with Tribeca Investment Partners PTY LTD – Tribeca Global Natural Resources Fund and several related entities to purchase 13,174,402 shares of the Company’s common stock, and debentures in aggregate original principal amount of $1,500,000.00 and related warrants to purchase 454,548 shares of the Company’s Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

On January 30, 2024, the Board of Directors of the Company approved the 2024 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of nonstatutory stock options, restricted stock awards, and other stock-based awards as determined by the Committee administering the Plan. The Board of Directors has appointed David Zelinger and Ross Silver, each a director, to serve as the Committee administering the Plan. The Company has awarded options to purchase 8,000,000 shares of the Company’s Common Stock. These options are subject to vesting. As of May 31, 2024, 687,500 options were fully vested.

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

We generate revenues through: (i) our retail dispensary (Oasis), and (ii) our City Trees cultivation and processing of cannabis and wholesale of cannabis-related products for Oasis and third parties. We continue to explore opportunities for growth through the acquisition of companies, the creation of joint ventures, licensing agreements, and fee-for-service arrangements with growers and dispensaries of cannabis products. We believe that we can ultimately establish a position as one of the premier cannabinoid extraction and processing companies in the industry. We have created our own brand of concentrates for consumer use, which we sell wholesale to cannabis dispensaries. We are attempting to create a “gold standard” national brand by standardizing the testing, compliance and labeling of our products in an industry currently comprised of small, local businesses with erratic and unreliable product quality, testing practices and labeling.

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

During the year ended May 31, 2024, the following activity occurred in connection with Kealii Okamalu: the Company paid accounts payable of $29,995, recorded a gain in the amount of $4,375 in connection with the settlement of accounts payable, and reversed certain accruals in the net amount of $360.

Results of Operations for the Years Ended May 31, 2024 and May 31, 2023

The table below sets forth our select expenses as a percentage of revenue for the applicable periods:

	Year Ended	Year Ended
	May 31, 2024	May 31, 2023
Cost of Goods Sold	57%	54%
Gross Margin	43%	46%
Selling, General, and Administrative Expenses	53%	51%
Interest expense, net	10%	12%
Employee retention tax credit	5%	-%
Impairment of investment	-%	7%
Impairment of intangible assets	-%	4%
Loss on Extinguishment of Debt	10%	29%
Gain on settlement of debt	13%	-%
Gain on Settlement of Notes Receivable	-%	2%
Provision for Income Tax	11%	10%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Year Ended	Year Ended
	May 31, 2024	May 31, 2023
Number of Customers Served (Dispensary)	274,708	322,389
Revenue	$19,961,133	$23,133,607
Gross Profit	$8,519,727	$10,574,648

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

	Year Ended May 31, 2024	Year Ended May 31, 2023
Net Loss attributable to CLS Holdings, Inc.	$(4,487,604)	$(13,799,629)
Add:
Interest expense, net	1,897,869	2,667,004
Provision for taxes	2,147,406	2,220,675
Depreciation and amortization	830,511	952,133
EBITDA (1)	$388,182	$(7,959,817)
Less non-recurring gains:
Gain on settlement of legal dispute	$-	$(146,092)
Gain on settlement of accounts payable	(4,375)	(145,106)
Gain on note receivable	-	(348,165)
Gain on settlement of debt	(2,682,899)	(2,384)
Employee retention tax credit	(936,664)	-
Add non-recurring losses:
Loss on equity investment	-	178,674
Impairment of investment	-	1,590,742
Impairment of intangible assets	-	866,288
Loss on extinguishment of debt	2,067,141	6,659,359
Adjusted EBITDA (2)	$(1,168,615)	$693,499

(1)	Net loss plus interest, taxes, depreciation, and amortization.
(2)	EBITDA adjusted for non-recurring gains, losses, and impairments.

Revenues

We had revenue of $19,961,133 during the year ended May 31, 2024, a decrease of $3,172,474, or 14%, compared to revenue of $23,133,607 during the year ended May 31, 2023. Our cannabis dispensary accounted for $12,733,418, or 64%, of our revenue for the year ended May 31, 2024, a decrease of $2,089,159, or 14%, compared to $14,822,577 during the year ended May 31, 2023. Dispensary revenue decreased during the fiscal year 2024 because our average sales per day decreased from $40,610 during the fiscal year 2023 to $34,791 during the fiscal year 2024. Our cannabis production accounted for $7,227,715, or 36%, of our revenue for the year ended May 31, 2024, a decrease of $1,083,315 or 13%, compared to $8,311,030 for the year ended May 31, 2023. The decrease in production revenues for the fiscal year 2024 was primarily due to the broader market shift towards verticalization and internalization of vertical products within vertically integrated third-party accounts for the wholesale division. While the retail decrease can be attributed to the economic challenges affecting the market and the impact of hemp-compliant THC products readily available through online retailers.

Cost of Goods Sold

Our cost of goods sold for the year ended May 31, 2024 was $11,441,406, a decrease of $1,117,553, or 9%, compared to cost of goods sold of $12,558,959 for the year ended May 31, 2023. The decrease in cost of goods sold for the year ended May 31, 2024 was due primarily to a decrease in product cost to $660,143 and a decrease in the amount of overhead assigned to cost of goods sold to $289,529. Cost of goods sold also decreased due to decreased revenue~~.~~ Cost of goods sold was 57.0% of sales during year ended May 31, 2024 resulting in a gross margin of 43.0%. Cost of goods sold was 54.3% for the year ended May 31, 2023 resulting in a gross margin of 45.7%. Cost of goods sold during the 2024 fiscal year primarily consisted of $9,287,437 of product cost, $1,710,777 of allocated overhead, $409,459 of supplies and materials, and $33,733 for licenses and fees.

The following table illustrates the components of cost of goods sold a percentage of revenue for the years ended May 31, 2024 and 2023:

	May 31, 2024		May 31, 2023
	Amount	% of revenue	Amount	% of revenue
Revenue	$19,961,133		$23,133,607

Cost of product and materials	$9,696,896	48.5	$10,458,808	45.2%
Overhead	1,710,777	8.6%	2,000,306	8.6%
License fees	33,733	0.2%	66,724	0.3%
Processing fees and other	-	0.0%	33,121	0.1%
Total	$11,441,406	57.3%	$12,558,959	54.3%

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, decreased by $1,361,453 to $10,516,485 during the year ended May 31, 2024, compared to $11,877,938 for the year ended May 31, 2023. The decrease in SG&A expenses for the year ended May 31, 2024 was primarily due to decreases in costs associated with operating the Oasis LLCs.

SG&A expense during the year ended May 31, 2024 was primarily attributable to an aggregate of $8,274,570 in costs associated with operating the Oasis LLCs, a decrease of $1,502,671 compared to $9,777,241 during the fiscal year 2023. The major components of the decrease in SG&A associated with the operation of the Oasis LLCs during the year ended May 31, 2024 compared to the year ended May 31, 2023 were as follows: payroll and related costs of $3,847,227,compared to $4,245,488; office expense of $1,594,410 compared to $2,060,979; taxes and licenses of $744,599 compared to $917,464; depreciation and amortization of $201,901 compared to $512,456; sales and marketing of $446,685 compared to $596,680; professional fees of $569,441 compared to $625,144; uninsured loss of cash of $0 compared to $48,173; and land lease of $0 compared to $42,787.

Payroll costs decreased during the fiscal year 2024 primarily due to the company’s effort to align labor expenses with changes in market demand with the elimination of the Chief Science Officer position and a 5% pay reduction for the executives. Office expense decreased primarily due to the reduction in hiring and recruiting, outsourced IT support, janitorial, and more effective management of non-inventory supplies. Taxes and licenses decreased due to the elimination of time and effort bills from the Nevada Cannabis Compliance Board.

Finally, SG&A increased by $141,218 during the year ended May 31, 2024 as a result of an increase in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $2,241,915 from $2,100,697 during the year ended May 31, 2023. The major component of this increase was an increase in payroll and related expenses of $118,535; depreciation and amortization of $85,367; non-cash compensation of $63,900; and sales, marketing, and investor relations of $53,113. The increase in SG&A expenses for fiscal 2024 was partially offset by a decrease in professional fees in the amount of $143,966.

Impairment of Investment

As of the year ended May 31, 2023, the Company’s 50% partner in Kealii Okamalu LLC had defaulted on its obligations under both the Kealii Okamalu LLC Operating Agreement and the Quinn River Joint Venture Agreement by failing to make any of its required capital contribution of $3 million. As a result of the partner’s breach, the Quinn River Joint Venture Agreement was officially terminated in July of 2023. Kealii Okamalu LLC is no longer an active operating entity, and the Company has entered into negotiations directly with the Tribal Council to restructure the Quinn River Joint Venture Agreement. As of the filing of this 10K, no new agreement with the Tribal Council has been reached and no new agreement appears to be imminent. The Company does not believe it is likely to recover its investment in Kealii Okamalu LLC and has made an impairment charge in the amount of $1,590,742 against these assets during the year ended May 31, 2023. There was no comparable transaction in the current period.

Impairment of Intangible Assets

During the year ended May 31, 2023, the Company recorded an impairment charge in the amount of $866,288 in connection with intangible assets acquired in the Company’s purchase of the membership interests of Alternative Solutions on June 27, 2018. There was no comparable charge in the current period.

Interest Expense, Net

Our interest expense was $1,897,869 for the year ended May 31, 2024, a decrease of $769,135, or 29%, compared to $2,667,004 for the year ended May 31, 2023. The decrease in interest expense was primarily due to a decrease of $474,285 due to the payoff of our short-term financing arrangements and a decrease of $469,846 due to lower principal balances on our notes payable.

Loss on Extinguishment of Debt

We recognized a loss on extinguishment of debt in the amount of $2,067,141 during the year ended May 31, 2024, a decrease of $4,592,218 or 69% compared to a loss on extinguishment of debt in the amount of $6,659,359 during the year ended May 31, 2023.

During the year ended May 31, 2024, we restructured and / or redeemed certain of our convertible debentures, as follows: (A) The terms of certain convertible debenture were restructured, including (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) the maturity date was extended to January 31, 2028. This restructuring included the redemption of convertible debentures in the principal amount of $3,875,094 at a discount of 40% for a cash payment in the amount of $2,325,056. These transactions resulted in a net loss on extinguishment of debt in the amount of $3,447,190. We also restructured the principal amounts and due dates of six additional debentures with an aggregate principal amount of $3,897,916 resulting in a gain on extinguishment of debt in the amount of $1,380,049. The net loss on the debt extinguishment for the year ended May 31, 2024 was $2,067,141.

During the year ended May 31, 2023, certain of our convertible debentures were amended to: (i) permit mandatory conversion of $11,343,619 in principal plus $189,061 in accrued interest into units at a reduced rate of $0.285 per unit; (ii) decrease the conversion price of the remaining debentures to $0.40 per unit; (iii) reduce the mandatory conversion VWAP provision from $2.40 to $0.80; (iv) change the maturity date so that half of the remaining balance matures on December 31, 2023 and the remaining on December 31, 2024. We recognized a loss on extinguishment of debt in the amount of $6,659,359 in connection with these extinguishments during the first half of fiscal 2023.

Employee Retention Tax Credit

During the year ended May 31, 2024, the Company received the amount of $936,664 under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). This amount was recorded as other income. There was no comparable transaction in the prior period.

Gain on Settlement of Debt

We recognized a gain on settlement of debt in the amount of $2,682,899 during the year ended May 31, 2024, an increase of $2,680,515 or 112,438% compared to a gain on settlement of debt in the amount of $2,384 during the year ended May 31, 2023.

During the year ended May 31, 2024, we redeemed three debentures with an aggregate principal amount of $1,325,000 along with 13,174,402 shares of our common stock and warrants to purchase 454,548 shares of common stock for a cash payment in the amount of $1,250,000; we recognized a gain on extinguishment of debt in the amount of $645,257 in connection with this transaction.

During the year ended May 31, 2024, we settled a note payable in the principal amount of $170,833 and an unamortized discount in the amount of $14,909 for a cash payment in the amount of $133,333. A gain in the amount of $22,591 was recorded on this transaction.

During the year ended May 31, 2024, certain investors in the Canaccord Debentures exercised put options and we settled Canaccord Debentures in the principal amount of a note payable in the principal amount of $4,340,107 for a cash payment in the amount of $2,325,056. A gain in the amount of $2,015,051 was recorded on this transaction.

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

Loss on Equity Investment

During the year ended May 31, 2023, we had a loss on equity investment in the amount of $178,674. The Company, through its 50% owned subsidiary Kealii Okamalu, owns a one-third interest in the Quinn River Joint Venture. The Quinn River Joint Venture completed its first harvest during the year ended May 31, 2023, and the Company purchased inventory in the amount of $952,124 from the Quinn River Joint Venture. There were no comparable transactions in the current period.

Gain on Settlement of Accounts Payable

During the year ended May 31, 2024, we recorded a gain on the settlement of various accounts payable in the amount of $4,375, a decrease of $140,731 or 97% compared to $145,106 during the prior fiscal year.

Gain on Settlement of Litigation

During the year ended May 31, 2023, we recorded a gain on the settlement of litigation expenses in the amount of $146,092 associated with a discount on former legal counsel’s final series of invoices before termination; there was no comparable transaction in the current year.

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $1,789,143 during the year ended May 31, 2024 a decrease of $431,532 or 19% compared to $2,220,675 during the year ended May 31, 2023. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

For the reasons above, our net loss for the year ended May 31, 2024 was $4,126,973 compared to a net loss of $14,844,285 for the year ended May 31, 2023, a decrease of $10,717,312, or 72%.

Non-Controlling Interest

During the years ended May 31, 2024 and 2023, we recorded income associated with the non-controlling interest in the operations of Kealii Okamalu in the amount of $2,368, an increase of $1,047,024 compared to a loss associated with the non-controlling interest in Kealii Okamalu of $1,044,656 during the prior period. These amounts are composed of the third-party portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment. The operations of Kealii Okamalu were wound down during the year ended May 31, 2023, and the current year gain represents settlements of certain accounts payable. In addition, during the year ended May 31, 2023, the Company recorded an impairment on its investment in Kealii Okamalu LLC in the amount of $1,590,742.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the year ended May 31, 2024 was $4,487,604 compared to a net loss of $13,799,629 during the prior year, a decrease of $9,312,025 or 67%.

Liquidity and Capital Resources

Since our inception we have funded our operations and capital spending primarily through the issuance of debt and common stock. At May 31, 2024, we had cash of $600,007 and a working capital deficit of $10,928,252; at August 15, 2024, we had cash of $791,901. We generated cash flow from operating activities of $808,688 for the year ended May 31, 2024, an improvement of $1,038,547 compared to cash used in operating activities of $(229,859) during the prior year. As of May 31, 2024, we had an accumulated deficit of $113,367,050. The Company’s auditors have included a going concern qualification in their audit report for the years ended May 31, 2024 and 2023.

During the past two years, we have been involved in a focused effort to reduce our debt burden through a combination of settlements, restructurings, principal payments, and conversions of debt to common stock. The following table illustrates the results of these efforts:

Principal balance of debt:

	May 31, 2024	May 31, 2023	May 31, 2022
Convertible notes payable including related party	$4,001,431	$7,606,102	$19,448,821
Current portion	$302,005	$3,853,051	$9,448,821

Notes Payable and Debentures	$741,052	$3,472,661	$4,375,000
Current portion	$139,345	$1,439,584	$-

Notes Payable, Related Party	$2,067,023	$-	$-
Current portion	$988,472	$-	$-

Total	$6,809,506	$11,981,102	$23,823,821
Current portion	$1,429,822	$5,292,635	$19,448,821

We intend to continue these efforts to further reduce our debt burden in the coming year. We believe we have resources in place with existing and prospective lenders to achieve this goal, though there can be no guarantee that this will be the case.

Our working capital deficit is due primarily to accruals for taxes payable under Section 280E of the Internal Revenue Code in the amount of $8,899,863 and $6,752,457 at May 31, 2024 and 2023, respectively. It is the Company’s position that these taxes will not ultimately be owed. Removing these amounts from the calculation of net working capital results in a working capital deficit of $2,028,389 at May 31, 2024, an improvement of $2,968,173 compared to $4,996,562 at May 31, 2023.

The Company generated cash flow from operating activities of $808,688 for the year ended May 31, 2024, an improvement of $1,038,547 compared to cash used in operating activities of $(229,859) during the prior year. We intend to continue to focus on operational activities in order to further improve our cash flow from operating activities.

We have one potential capital expenditure project planned for fiscal 2025, which is our proposed 3,700 square foot cannabis consumption lounge and 300 square foot outdoor patio area to be attached to the Oasis dispensary. We expect this project to require a capital expenditure in the range of $500,000 to $1,000,000, depending upon various buildout decisions.

We believe the resources are available to execute our business plan in the coming year from existing and prospective investors and from internally generated cash flow, though there is no guarantee that this will be the case.

Consulting Agreements

We periodically use the services of outside investor relations consultants. During the year ended May 31, 2016, pursuant to a consulting agreement, we agreed to issue 2,500 shares of common stock per month, valued at $11,600 per month, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of May 31, 2024, we included 5,000 shares of common stock, valued at $23,200 in stock payable on the accompanying balance sheets. The shares were valued based on the closing market price on the grant date.

On December 29, 2015, pursuant to a consulting agreement, we agreed to issue 6,250 shares of common stock per month, valued at $21,250, to a consultant in exchange for investor relations consulting services. The consulting agreement was terminated during the first month of its term. The parties are in discussions regarding whether any shares of our common stock have been earned and it is uncertain whether any shares will be issued. As of May 31, 2024, we had 12,500 shares of common stock, valued at $42,500 included in stock payable on the accompanying balance sheet. The shares were valued based on the closing market price on the grant date.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. With the exception of the first quarter of fiscal 2022, we have incurred losses from operations since inception, and have an accumulated deficit of $113,367,050 as of May 31, 2024, compared to $108,879,446, as of May 31, 2023. We had a working capital deficit of $10,928,252 as of May 31, 2024, compared to a working capital deficit of $11,749,019 at May 31, 2023. The report of our independent auditors for the year ended May 31, 2024 contained a going concern qualification. Our ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by early stage companies.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible Preferred Stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on June 1, 2024, including interim periods within such fiscal year. Adoption is either a modified retrospective method or a fully retrospective method of transition. We do not expect the implementation of this standard to have a material effect on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CLS Holdings USA, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CLS Holdings USA, Inc. (the Company) as of May 31, 2024 and 2023, and the related consolidated statements of operations, statements of stockholders’ deficit and cash flows for the years ended May 31, 2024 and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023 and the results of its operations and its cash flows for the two-year period ended May 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses from operations in current and prior periods and has accumulated deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Revenue Recognition

As discussed in the Notes to the financial statements, the Company recognizes revenue upon the transfer of control of promised goods to the customer upon delivery in an amount that reflects the consideration the Company expects to receive in exchange for the products.

Auditing the recognition of revenue involves significant challenge due to the inherent risk of revenue recognition.  Related to retail operations, M&K tested a sample of point-of-sale transactions as well as physical cash flows from the retail operations.  Related to wholesale operations, M&K tested a sample of METRC reports and tested delivery of products to customers.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment relationship to the relevant agreements and management’s disclosure in the consolidated financial statements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2011.

The Woodlands, Texas

August 29, 2024

CLS Holdings USA, Inc.

Consolidated Balance Sheets

	May 31,	May 31,
	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$600,007	$998,421
Accounts Receivable	682,894	431,204
Inventory	1,968,573	3,012,932
Prepaid expenses and other current assets	49,309	148,953
Total current assets	3,300,783	4,591,510

Property, plant and equipment, net of accumulated depreciation of $3,318,550 and $2,687,146	2,423,553	2,913,077
Right of use assets, operating leases	1,475,351	1,641,577
Intangible assets, net of accumulated amortization of $348,015 and $588,217	9,978	209,088
Goodwill	557,896	557,896
Other assets	157,500	157,500

Total assets	$7,925,061	$10,070,648

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$3,356,059	$2,728,572
Accrued interest	3,600	634,594
Loans payable	-	471,380
Lease liability - operating leases, current	443,467	374,004
Lease liability - financing leases, current	96,224	86,887
Taxes Payable	8,899,863	6,752,457
Notes payable, current	139,345	1,439,584
Notes payable - related party, current	988,472	-
Convertible notes payable, current	302,005	2,952,160
Convertible notes payable - related party, current	-	900,891

Total current liabilities	14,229,035	16,340,529

Noncurrent liabilities
Lease liability - operating leases, non-current	1,318,644	1,544,283
Lease liability - financing leases, non-current	100,252	200,280
Notes payable, non-current, net of discount of $193,756 and $902,339	407,951	2,033,077
Notes payable - related party, non-current	1,078,551	-
Convertible notes payable, non-current	3,699,426	2,852,159
Convertible notes payable - related party, non-current	-	900,892

Total Liabilities	20,833,859	23,871,220

Commitments and contingencies	-	-

Stockholder's deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 345,000,000 shares authorized at May 31, 2024 and 187,500,000 at May 31, 2023; 124,500,873 shares and 72,543,141 issued and outstanding at May 31, 2024 and May 31, 2023, respectively	12,450	7,255
Additional paid-in capital	101,519,599	96,147,784
Common stock subscribed	65,702	65,702
Accumulated deficit	(113,367,050)	(108,879,446)
Stockholder's deficit attributable to CLS Holdings, Inc.	(11,769,299)	(12,658,705)
Non-controlling interest	(1,139,499)	(1,141,867)
Total stockholder's deficit	(12,908,798)	(13,800,572)

Total liabilities and stockholders' deficit	$7,925,061	$10,070,648

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	May 31, 2024	May 31, 2023

Revenue	$19,961,133	$23,133,607
Cost of goods sold	11,441,406	12,558,959
Gross margin	8,519,727	10,574,648

Selling, general and administrative expenses	10,516,485	11,877,938
Impairment of investment	-	1,590,742
Impairment of intangible assets	-	866,288
Total operating expenses	10,516,485	14,334,968

Operating loss	(1,996,758)	(3,760,320)

Other (income) expense:
Interest expense, net	1,897,869	2,667,004
Loss on extinguishment of debt	2,067,141	6,659,359
Employee retention tax credit income	(936,664)	-
(Gain) on settlement of debt	(2,682,899)	(2,384)
(Gain) Loss on equity investment	-	178,674
(Gain) on settlement of accounts payable	(4,375)	(145,106)
(Gain) on settlement of litigation	-	(146,092)
(Gain) on settlement of note receivable	-	(348,165)
Total other (income) expense	341,072	8,863,290

Income (Loss) before income taxes	(2,337,830)	(12,623,610)

Provision for income tax	(2,147,406)	(2,220,675)

Net loss	(4,485,236)	(14,844,285)

Non-controlling interest	(2,368)	1,044,656

Net loss attributable to CLS Holdings, Inc.	$(4,487,604)	$(13,799,629)

Net loss per share - basic	$(0.05)	$(0.23)

Net loss per share - diluted	$(0.05)	$(0.23)

Weighted average shares outstanding - basic	98,862,205	60,655,460

Weighted average shares outstanding - diluted	98,862,205	60,655,460

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Stockholders' Deficit

	Common Stock		Additional Paid In	Stock	Stock	Accumulated	Non-controlling
	Amount	Value	Capital	Payable	Receivable	Deficit	interest	Total
Balance, May 31, 2022	32,052,021	$3,206	$77,954,748	$70,092	$-	$(95,079,817)	$(97,211)	$(17,148,982)

Common stock issued for the conversion of debt	40,465,544	4,047	11,528,633	-	-	-	-	11,532,680
Rounding for reverse split	576	-	-	-	-	-	-	-
Common stock issued to employee	25,000	2	5,044	(4,390)	-	-	-	656
Loss on extinguishment of debt	-	-	6,659,359	-	-	-	-	6,659,359
Net loss for the year ended May 31, 2023	-	-	-	-	-	(13,799,629)	(1,044,656)	(14,844,285)
Balance, May 31, 2023	72,543,141	$7,255	$96,147,784	$65,702	$-	$(108,879,446)	$(1,141,867)	$(13,800,572)

Conversion of notes payable	64,132,135	6,413	2,167,587	-	-	-	-	2,174,000
Discounts on notes payable	-	-	284,112	-	-	-	-	284,112
Shares issued to officer as compensation	1,000,000	100	38,700	-	-	-	-	38,800
Amortization of employee stock options	-	-	25,756	-	-	-	-	25,756
Common stock returned in settlement of notes payable	(13,174,403)	(1,318)	(591,530)	-	-	-	-	(592,848)
Loss on extinguishment of debt	-	-	3,447,190	-	-	-	-	3,447,190
Net loss for the year ended May 31, 2024	-	-	-	-	-	(4,487,604)	2,368	(4,485,236)
Balance, May 31, 2024	124,500,873	$12,450	$101,519,599	$65,702	$-	$(113,367,050)	$(1,139,499)	$(12,908,798)

See notes to consolidated financial statements.

CLS Holdings USA, Inc.

Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	May 31, 2024	May 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,485,236)	$(14,844,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity investment	-	178,674
Share-based compensation	64,556	-
Amortization of debt discounts and fees	989,807	801,535
Loss on extinguishment of debt	2,067,141	6,659,359
Gain on settlement of note receivable	-	(348,165)
Gain on settlement of legal fees	-	(146,092)
Fair value of shares vested by officers	-	656
Impairment of investment	-	1,590,742
Impairment on intangible assets	-	866,288
Gain on settlement of accounts payable	(4,375)	(145,106)
Gain on debt settlement	(2,682,899)	(2,384)
Depreciation and amortization expense	830,511	952,133
Bad debt expense	38,280	43,122
Changes in assets and liabilities:
Accounts receivable	(289,970)	143,901
Prepaid expenses and other current assets	99,644	185,916
Inventory	1,044,359	404,670
Right of use asset	391,125	353,797
Accounts payable and accrued expenses	631,865	650,483
Accrued interest	347,549	534,680
Deferred tax liability	2,147,406	2,220,675
Financing lease liability	-	1,407
Operating lease liability	(381,075)	(331,865)
Net cash used in operating activities	808,688	(229,859)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(148,114)	(152,275)
Investment in Quinn River	-	(304,145)
Proceeds from collection of note receivable	-	348,165
Net cash provided by (used in) investing activities	(148,114)	(108,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from the issuance of convertible notes payable	2,030,000	-
Principal payments on convertible notes payable	(2,542,530)	(500,000)
Cash received from the issuance of notes payable	2,524,000	-
Principal payments on notes payable	(2,504,058)	-
Proceeds from loan payable	-	1,717,115
Repayments of loan payable	(481,943)	(2,356,806)
Principal payments on finance leases	(84,457)	(75,633)
Net cash used in financing activities	(1,058,988)	(1,215,324)

Net decrease in cash and cash equivalents	(398,414)	(1,553,438)

Cash and cash equivalents at beginning of period	998,421	2,551,859

Cash and cash equivalents at end of period	$600,007	$998,421

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$582,491	$1,476,946
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of notes payable	$2,174,000	$11,532,680
Fair value of shares issued from stock payable	$-	$4,390
Capitalized interest	$978,543	$3,283
Discounts on notes payable	$284,112	$-
Initial ROU asset and lease liability - operating	$224,899	$46,475
Initial ROU asset and lease liability - finance	$-	$12,400
Return of assets under financing lease	$6,234	$-

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

The Company wound down the operation of Kealii Okamalu during the year ended May 31, 2023 and there were no active operations during the year ended May 31, 2024 and there is no intention to continue doing business under the terms of the Quinn River Joint Venture Agreement or with The Tribe.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $113,367,050 as of May 31, 2024. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company refinancing certain of its debt, generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $600,007 and $998,421 as of May 31, 2024 and 2023, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had $38,280 and $43,122 of bad debt expense during the year ended May 31, 2024 and 2023, respectively.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At May 31, 2024, the net carrying value of goodwill on the Company’s balance sheet remained at $557,896.

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

Non-Controlling Interests

The Company reports “non-controlling interest in subsidiary” as a component of equity, separate from parent’s equity, on the Consolidated Balance Sheets. In addition, the Company’s Consolidated Statements of Operations includes “net income (loss) attributable to non-controlling interest.” During the year ended May 31, 2024 and 2023, the Company reported a non-controlling interest in the amount of $(2,368) and $1,044,656, respectively, representing 50% of the (income) loss incurred by its partially owned subsidiary Kealii Okamalu.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $516,528 and $613,410 for the years ended May 31, 2024 and 2023, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $4,195 and $809 for the years ended May 31, 2024 and 2023, respectively.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the years ended May 31, 2024 and 2023:

	2024	2023
Cannabis Dispensary	$12,733,418	$14,822,577
Cannabis Production	7,227,715	8,311,030
	$19,961,133	$23,133,607

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At May 31, 2024 and 2023, the Company had the following potentially dilutive instruments outstanding: At May 31, 2024, a total of 86,949,369 shares (20,726,901 issuable upon the exercise of warrants, 57,163,301 issuable upon the conversion of convertible notes payable and accrued interest, 8,041,667 shares issuable upon the exercise of options, and 17,500 in stock to be issued). At May 31, 2023, a total of 82,135,826 shares (21,181,449 issuable upon the exercise of warrants, 20,445,756 issuable upon the conversion of convertible notes payable and accrued interest, and 17,500 in stock to be issued).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the years ended May 31, 2024 and 2023. For the year ended May 31, 2023, the Company excluded from the calculation of fully diluted earnings per share the following instruments which were anti-dilutive: shares issuable pursuant to the conversion of notes payable and accrued interest, shares issuable pursuant to the exercise of stock options and warrants, and 17,500 shares of common stock issuable.

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

Employee Retention Tax Credit

During the year ended May 31, 2024, the Company received the amount of $936,664 under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). This amount was recorded as other income. There was no comparable transaction in the prior period.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible Preferred Stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on June 1, 2024, including interim periods within such fiscal year. Adoption is either a modified retrospective method or a fully retrospective method of transition. We do not expect the implementation of this standard to have a material effect on our consolidated financial statements.

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

Following the impairment charge the net book value of the Company’s investment in Kealii Okamalu and the Quinn River Joint Venture at May 31, 2023 is $0. There was no operational activity generated by Kealii Okamalu or the Quinn River Joint Venture during the year ended May 31, 2024.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable was $682,894 and $431,204 at May 31, 2024 and 2023, respectively. The Company had bad debt expense of $38,280 and $43,122 during the year ended May 31, 2024 and 2023. No allowance for doubtful accounts was necessary during the years ended May 31, 2024 and 2023.

NOTE 6 – INVENTORY

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of the following:

	May 31,	May 31,
	2024	2023
Raw materials	$386,803	$399,728
Finished goods	1,581,770	2,613,204
Total	$1,968,573	$3,012,932

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at May 31, 2024 and 2023:

	May 31,	May 31,
	2024	2023
Prepaid expenses	49,309	147,953
Employee receivable	-	1,000
Total	$49,309	$148,953

Deposits consist of amounts paid in advance for the acquisition of property and equipment. Prepaid expenses consist primarily of annual license fees charged by the State of Nevada; these fees are paid in advance and amortized over the one-year term of the licenses.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at May 31, 2024 and 2023:

	May 31,	May 31,
	2024	2023
Office equipment	$163,126	$148,243
Furniture & fixtures	148,358	148,358
Machinery & equipment	2,519,455	2,392,458
Leasehold improvements	2,911,164	2,911,164
Less: accumulated depreciation	(3,318,550)	(2,687,146)
Property and equipment, net	$2,423,553	$2,913,077

The Company made payments in the amounts of $148,114 and $152,275 for property and equipment during the years ended May 31, 2024 and 2023, respectively. Additionally, during the period ended May 31, 2024, the company returned assets under a financing lease, with a net book value of $6,234, to the vendor.

Depreciation expense totaled $631,404 and $837,224 for the years ended May 31, 2024 and 2023, respectively.

During the year ended May 31, 2023, the Company recorded an impairment of the assets of Kealii Okamalu in the amount of $756,808. See note 4.

NOTE 9 – RIGHT OF USE ASSETS AND LIABILITIES – OPERATING LEASES

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 8 years, some of which include options to extend.

The Company’s lease expense for the years ended May 31, 2024 and 2023 was entirely comprised of operating leases and amounted to $381,075 and $331,875, respectively. The Company’s right of use (“ROU”) asset amortization for the years ended May 31, 2024 and 2023 was $391,125 and $353,797, respectively. The difference between the lease expense and the associated ROU asset amortization consists of interest.

The Company has recorded total right of use assets of $4,384,520 and liabilities in the amount of $4,341,120 through May 31, 2024, resulting in gains in the amount of $28,511 during the year ended May 31, 2020 and $14,889 during the year ended May 31, 2021. During the year ended May 31, 2020, the Company entered into agreements to amend certain of its operating leases. The lease of the dispensary and administrative offices at 1800 Industrial Road was extended from June 30, 2023 to February 28, 2030, and the lease of the offices at 1718 Industrial Road was extended from August 31, 2020 to August 31, 2022. During the year ended May 31, 2021, the Company entered into an agreement to extend the lease of its cultivation and processing facility at 203 E. Mayflower Avenue through February 28, 2030.

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

Right of use assets – operating leases are summarized below:

May 31, 2024
Amount at inception of leases	$4,384,520
Amount amortized	(2,703,281)
Impairment of Quinn River Lease	(205,888)
Balance – May 31, 2024	$1,475,351

Operating lease liabilities are summarized below:

Amount at inception of leases	$4,341,120
Amount amortized	(2,579,009)
Balance – May 31, 2024	$1,762,111

Lease liability	$1,762,111
Less: current portion	(443,467)
Lease liability, non-current	$1,318,644

Maturity analysis under these lease agreements is as follows:

Twelve months ended May 31, 2025	$624,498
Twelve months ended May 31, 2026	515,754
Twelve months ended May 31, 2027	288,953
Twelve months ended May 31, 2028	299,864
Twelve months ended May 31, 2029	260,243
Thereafter	276,625
Total	$2,265,937
Less: Present value discount	(503,826)
Lease liability	$1,762,111

NOTE 10 – INTANGIBLE ASSETS

Intangible assets consisted of the following at May 31, 2024 and 2023:

	May 31, 2024
		Accumulated
	Gross	Amortization	Impairment	Net
License & Customer Relations	110,000	(110,000)	-	-
Tradenames - Trademarks	222,000	(222,000)	-	-
Domain Names	25,993	(16,015)	-	9,978
Total	$357,993	$(348,015)	$-	$9,978

	May 31, 2023
		Accumulated
	Gross	Amortization	Impairment	Net
Intellectual Property	$319,600	$(157,137)	$(162,463)	$-
License & Customer Relations	990,000	(243,375)	(663,667)	82,958
Tradenames - Trademarks	301,000	(147,992)	(40,158)	112,850
Non-compete Agreements	27,000	(27,000)	-	-
Domain Names	25,993	(12,713)	-	13,280
Total	$1,663,593	$(588,217)	$(866,288)	$209,088

Total amortization expense charged to operations for the years ended May 31, 2024 and 2023 was $199,110 and $114,909, respectively. During the year ended May 31, 2023, the Company recorded an impairment charge in the amount of $866,288 in connection with intangible assets acquired in the Company’s purchase of the membership interests of Alternative Solutions on June 27, 2018.

Amount to be amortized during the twelve months ended May 31,

2025	$3,304
2026	3,304
2027	3,304
2028	66
$9,978

NOTE 11 – GOODWILL

Goodwill in the amount of $557,896 is carried on the Company’s balance sheet at May 31, 2024 and 2023 in connection with the acquisition of Alternative Solutions on June 27, 2018.

Goodwill Impairment Test

The Company assessed its intangible assets as of May 31, 2024 and 2023 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company determined that the fair value of its intangible assets exceeded the carrying value of goodwill at May 31, 2024 and 2023. As a result, no impairment was recorded. At May 31, 2024 and 2023, the net amount of goodwill on the Company’s balance sheet was $557,896.

NOTE 12 – OTHER ASSETS

Other assets included the following as of May 31, 2024 and May 31, 2023:

	May 31,	May 31,
	2024	2023
Security deposits	157,500	157,500
	$157,500	$157,500

During the year ended May 31, 2023, the Company recorded an impairment charge in the amount of $30,000 in connection with a construction deposit held by our 50% owned subsidiary Kealii Okamalu. See note 4.

NOTE 13 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at May 31, 2024 and 2023:

	May 31, 2024	May 31, 2023
Trade accounts payable	$2,508,769	$1,793,585
Accrued payroll and payroll taxes	313,296	311,505
Accrued liabilities	533,994	623,482
Total	$3,356,059	$2,728,572

During the year ended May 31, 2024, the Company settled certain accounts payable for a net gain of $4,375.

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

NOTE 14 – LOANS PAYABLE

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

During the year May 31, 2024, the Company made payments of principal and interest in the amount of $393,986 and $45,327, respectively, on the CBR Loan. Also during the years ended May 31, 2024 and 2023, the Company amortized $8,437 and $18,563, respectively, of prepaid fees to interest expense. At May 31, 2024, there were no amounts due under the CBR Loan.

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

During the year ended May 31, 2024, the Company made principal and interest payments in the amount of $87,955 and $12,628, respectively, on the TVT Loan. Also, during the year ended May 31, 2024, the Company amortized $2,125 of prepaid fees to interest expense. At May 31, 2024 and 2023, the balance due under the TVT Agreement was $0 and $85,830, net of discount, respectively.

NOTE 15 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

May 31, 2024	May 31, 2023

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

On December 31, 2023, the Debenture 1 was amended as follows: The original issue discount in the amount of $187,000 was reduced to $37,500. A gain on extinguishment of debt in the amount of $127,964 was recognized in connection with this transaction, and a discount in the amount of $28,464 was recorded.

During years ended May 31, 2024 and 2023, the Company amortized discounts in the aggregate amount of $48,906 and $79,248, respectively. During the year ended May 31, 2024 and 2023, the Company accrued interest in the amount of $29,791 and $37,500, respectively, on the Debenture 1.

During the years ended May 31, 2024 and 2023, principal payments in the amount of $250,000 and $0, respectively, were made on the Debenture 1; the Debenture 1 was paid in full during the year ended May 31, 2024. A gain in the amount of $37,500 was recorded on this transaction, representing the amount of the unamortized original issue discount.

$-	$250,000

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

On December 31, 2023, the Debenture 2 was amended as follows: The original issue discount in the amount of $187,000 was reduced to $37,500. A gain on extinguishment of debt in the amount of $111,807 was recognized in connection with this transaction, and a discount in the amount of $6,501 was recorded.

During the years ended May 31, 2024 and 2023, the Company amortized discounts on the Debenture 3 in the aggregate amount of $50,996 and $76,617, respectively. During the years ended May 31, 2024 and 2023, the Company made principal payments in the aggregate amount of $53,750 and $0, respectively, on the Debenture 2, and accrued interest in the amount of $13,256 and $37,500, respectively, on the Debenture 2.

17,917	250,000

May 31, 2024	May 31, 2023

Debenture 3

Debenture in the principal amount of $500,000 (the “Debenture 3”) dated December 21, 2021, which bears interest, payable quarterly commencing nine months after issuance, at a rate of 15% per annum. Principal on Debenture 3 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 3 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $19,335 on Debenture 3. The Company also recorded an original issue discount in the amount of $375,000 on Debenture 3.

During the years ended May 31, 2024 and 2023, discounts in the aggregate amount of $80,443 and $152,646, respectively, were charged to operations. During the years ended May 31, 2024 and 2023, the Company accrued interest in the amounts of $47,084 and $75,000, respectively, on Debenture 3. During the years ended May 31, 2024 and 2023, respectively, the Company made principal payments in the amount of $500,000 and %0 on Debenture 3.

On May 31, 2023, the Debenture 3 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

On December 31, 2023, the Debenture 3 was amended as follows: The original issue discount in the amount of $375,000 was reduced to $75,000. A gain on extinguishment of debt in the amount of $248,190 was recognized in connection with this transaction, and a discount in the amount of $52,946 was recorded.

On February 22, 2024, the Company settled the amounts due under Debentures 3, 4, and 5 for a cash payment in the aggregate amount of $1,250,000 and the return of 13,174,402 shares of the Company’s common stock and the cancellation of 454,548 common stock warrants. A gain in the aggregate amount of $596,949 was recognized on this transaction. See note 19.

-	500,000

Debenture 4

Debenture in the principal amount of $500,000 (the “Debenture 4”) dated January 4, 2022, which bears interest, payable quarterly commencing nine months after issuance, at a rate of 15% per annum. Principal on Debenture 4 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 4 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 4. . The Company also recorded an original issue discount in the amount of $375,000 on Debenture 4.

During the years ended May 31, 2024 and 2023, discounts in the aggregate amount of $82,410 and $156,862, respectively, were charged to operations. During the years ended May 31, 2024 and 2023, the Company accrued interest in the amounts of $47,084 and $75,000, respectively, on Debenture 4. During the years ended May 31, 2024 and 2023, the Company made interest payments in the amounts of $30,417 and $49,167, respectively. During the years ended May 31, 2024 and 2023, the Company made principal payments in the amount of $500,000 and $0, respectively, on Debenture 4.

On May 31, 2023, the Debenture 4 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

On December 31, 2023, the Debenture 4 was amended as follows: The original issue discount in the amount of $375,000 was reduced to $75,000. A gain on extinguishment of debt in the amount of $244,859 was recognized in connection with this transaction, and a discount in the amount of $52,509 was recorded.

On February 22, 2024, the Company settled the amounts due under Debentures 3, 4, and 5 for a cash payment in the aggregate amount of $1,250,000 and the return of 13,174,402 shares of the Company’s common stock and the cancellation of 454,548 common stock warrants. A gain on settlement of debt in the aggregate amount of $596,949 was recognized on this transaction. See note 19.

-	500,000

May 31, 2024	May 31, 2023

Debenture 5

Debenture in the principal amount of $500,000 (the “Debenture 5”) dated January 4, 2022, which bears interest, payable quarterly commencing nine months after issuance, at a rate of 15% per annum. Principal on Debenture 5 is due in two equal installments 18 months after issuance and at maturity on July 10, 2024. With the Debenture, the purchaser received warrants to purchase 151,516 shares of common stock at an exercise price of $1.65 per share of common stock. The Company shall make additional quarterly payments under Debenture 5 beginning 90 days after the end of its first fiscal quarter after January 10, 2025, and for the next five years, on an annual basis, equal to the greater of (a) 15% of the original principal amount, or (b) the purchaser’s pro rata portion of 5% of the distributions the Company receives as a result of the Quinn River Joint Venture during the prior fiscal year. The Company recorded a discount in the amount of $17,154 on Debenture 5. The Company also recorded an original issue discount in the amount of $375,000 on Debenture 5.

During the years ended May 31, 2024 and 2023, discounts in the aggregate amount of $82,410 and $156,862, respectively, were charged to operations. During the years ended May 31, 2024 and 2023, the Company accrued interest in the amounts of $47,084 and $75,000, respectively, on Debenture 5. During the years ended May 31, 2024 and 2023, the Company made interest payments in the amounts of $30,417 and $49,167, respectively. During the years ended May 31, 2024 and 2023, the Company made principal payments in the amount of $500,000 and $0, respectively, on Debenture 5.

On May 31, 2023, the Debenture 5 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

On December 31, 2023, the Debenture 5 was amended as follows: The original issue discount in the amount of $375,000 was reduced to $75,000. A gain on extinguishment of debt in the amount of $244,859 was recognized in connection with this transaction, and a discount in the amount of $52,509 was recorded.

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

During the years ended May 31, 2024 and 2023, discounts in the aggregate amount of $91,815 and $156,862, respectively, were charged to operations. During the years ended May 31, 2024 and 2023, the Company accrued interest in the amounts of $67,717 and $75,000, respectively, on Debenture 6. Interest in the amount of $15,570 was capitalized during the year ended May 31, 2024. During the years ended May 31, 2024 and 2023, the Company made interest payments in the amounts of $30,417 and $49,167, respectively. During the years ended May 31, 2024 and 2023, the Company made principal payments in the amount of $100,000 and $0, respectively, on Debenture 6.

On May 31, 2023, the Debenture 6 was amended as follows: (1) the maturity date was extended to October 31, 2024; (2) the first payment of principal and interest on June 30, 2023, followed by quarterly payment of principal and interest on September 30, 2023, beginning October 31, 2023, the Company is required to pay the note holder principal and interest monthly through the maturity date.

On December 31, 2023, the Debenture 6 was amended as follows: The original issue discount in the amount of $375,000 was reduced to $75,000. A gain on extinguishment of debt in the amount of $402,370 was recognized in connection with this transaction, and a discount in the amount of $209,783 was recorded.

500,632	500,000

	May 31, 2024	May 31, 2023
Promissory Note 6 (“PN6”) PN6 in the principal amount of $250,000 (the “PN6”) dated February 22, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $11,799 beginning March 31, 2024. During the year ended May 31, 2024, the Company made principal payments on the PN6 in the amount of $27,498 and accrued interest in the amount of $7,900.	222,502	-

Notes Payable	$741,052	$2,500,000
Original Issue Discount	-	1,875,000
Notes Payable, Gross	741,052	4,375,000
Less: Discount	(193,756)	(902,339)
Notes Payable, Net of Discount	$547,296	$3,472,661

	May 31, 2024	May 31, 2023
Total –Notes Payable, Current Portion, Net of Discount	$139,345	$1,439,584
Total –Notes Payable, Long-term Portion, Net of Discount	$407,951	$2,033,077

NOTE 16 – CONVERTIBLE NOTES PAYABLE

May 31, 2024	May 31, 2023

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

On December 29, 2023, the U.S. Convertible Debenture 2 was amended as follows: (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) principal payments in the amount of $8,000 per month are due for 48 months beginning January 31, 2024, and a balloon payment in the amount of $235,658 will be due on January 31, 2028; (iv) accrued interest in the amount of $54,053 was added to the principal balance. A loss on extinguishment of debt in the amount of $344,036 was charged to operations in connection with this transaction. During the years ended May 31, 2024 and 2023, the Company accrued interest in the amounts of $37,526 and $27,717, on the U.S. Convertible Debenture 2, respectively. During the year ended May 31, 2024 and 2023, the Company made principal payments in the amount of $23,495 and $0, respectively, on the U.S. Convertible Debenture 2.

$481,005	$450,446

May 31, 2024	May 31, 2023

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

On December 28, 2023, the Canaccord Debentures were amended as follows: (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) the maturity date was extended to January 31, 2028; (iv) accrued interest in the amount of $186,111 was added to the principal balance and accrued interest in the amount of $465,012 was forgiven (v) Put Rights (the “Put Rights”) were granted to the debenture holders granting each debenture holder the right to require the Company to redeem all or any part of the debenture in cash at a redemption price of 60% of face value (a loss on extinguishment of debt in the amount of $1,727,071 was charged to operations in connection with this transaction); (vi) interest accruing through February 28, 2025 will be added to the principal balance rather than paid to debenture holders; (v) debenture holders were granted an additional put right in the event the Company’s cash available for debt service for any fiscal quarter exceeds $750,000, subject to pro ration, to require the Company to redeem all or any part of such debenture holder’s outstanding Canaccord Debentures in cash at a redemption price equal to the aggregate principal amount of the Canaccord Debentures being so redeemed, (vi) a provision that the Company shall redeem on the last day of each calendar month beginning March 31, 2025 a portion of the outstanding Canaccord Debentures less the amount of interest paid on such date was added; and (vii) subject to the receipt of regulatory approvals, a security interest in certain of the Company’s assets (such as licenses, inventory (including work in process), equipment (excluding equipment subject to purchase money financing) and contract rights (excluding investments in entities other than wholly owned subsidiaries)) to the holders of the Canaccord Debentures and to other holders of the Company’s debt, now or in the future, as the Company may elect was granted.

On January 4, 2024, debenture holders exercised Put Rights with regard to the Canaccord Debentures with a principal amount of $3,875,095, the Company made a cash payment to the debenture holders in the amount of $2,325,056 representing 60% of the principal amount of these debentures, and the principal amount of $1,550,039 representing 40% of the principal amount of these debentures was forgiven. The principal balance of the Canaccord Dentures subsequent to the January 4 Put Rights exercise was $1,544,231. Interest at the rate of 8.0% per annum on this amount will be capitalized monthly through February 28, 2025. Principal and interest payments in the amount of $28,522 will be due monthly beginning March 31, 2025 and continuing through December 31, 2027; on January 31, 2028 a balloon payment in the amount of $1,038,777 will be due. A gain on settlement of debt in the amount of $2,015,051 was recognized in connection with this transaction. During the years ended May 31, 2024 and 2023, the Company capitalized interest in the amounts of $682,630 and $0 on the Canaccord Debentures, respectively.

1,596,396	5,253,873

	May 31, 2024	May 31, 2023

US Convertible Debenture 1 (Navy Capital Green Co-Invest Fund)

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

On December 29, 2023, the U.S. Convertible Debenture 1 was amended as follows: (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) the maturity date was extended to January 31, 2028; (iv) accrued interest in the amount of $215,414 was added to the principal balance. A loss on extinguishment of debt in the amount of $1,376,083 was charged to operations in connection with this transaction. During the years ended May 31, 2024 and 2023, the Company accrued interest in the amounts of $150,017 and $110,066 on the U.S. Convertible Debenture 2, respectively.  The U.S. Convertible Debenture 1 was classified as a Convertible Note Payable – Related Party at May 31, 2023; the investors in this Debenture  no longer hold a greater than 10% equity interest in the Company, and this Debenture is no longer classified as a related party liability at May 31, 2024.

	1,924,030	1,801,783

Total Convertible Notes Payable	$4,001,431	$7,506,102

	May 31, 2024	May 31, 2023
Total – Convertible Notes Payable, Current Portion	$302,005	$2,952,160
Total – Convertible Notes Payable, Long-term Portion	$3,699,426	$2,852,159

NOTE 17 – NOTES PAYABLE – Related Party

	May 31, 2024	May 31, 2023
Promissory Note 1 (“APN1”) PN1 Debenture in the principal amount of $475,000 (the “PN1”) dated January 2, 2024, which bears interest at a rate of 12% per annum. Principal and interest payments are due monthly for 36 months in the amount $15,917 beginning February 29, 2024. During the year ended May 31, 2024, the Company made principal and interest payments on the PN1 in the amount of $40,940 and $22,730, respectively.	434,061	-

Promissory Note 2 (“PN2”) PN2 in the principal amount of $465,000 (the “PN2”) dated January 2, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 36 months in the amount $15,582 beginning February 29, 2024. During the year ended May 31, 2024, the Company made principal and interest payments on the PN2 in the amount of $40,078 and $22,251, respectively.	424,923	-

Promissory Note 3 (“PN3”) PN3 in the principal amount of $450,000 (the “PN3”) dated February 22, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $21,239 beginning March 31, 2024. During the year ended May 31, 2024, the Company made principal and interest payments on the PN3 in the amount of $49,497 and $14,220, respectively.	400,503	-

Promissory Note 4 (“PN4”) PN4 in the principal amount of $300,000 (the “PN4”) dated February 22, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $14,159 beginning March 31, 2024. During the year ended May 31, 2024, the Company made principal and interest payments on the PN4 in the amount of $32,998 and $9,480, respectively	267,002	-

Promissory Note 5 (“PN5”) PN5 in the principal amount of $350,000 (the “PN5”) dated February 22, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $16,519 beginning March 31, 2024. During the year ended May 31, 2024, the Company made principal and interest payments on the PN5 in the amount of $38,497 and $11,060, respectively.	311,503	-

Promissory Note 7 (“PN7”) PN7 in the principal amount of $134,000 (the “PN7”) dated March 6, 2024, which bears interest a rate of 12% per annum. Interest only payments are due quarterly in the amount of $3,500 for four quarters beginning March 29, 2024. The loan is due on February 28, 2025. During the year ended May 31, 2024, the Company made principal and interest payments on PN7 in the amount of $0 and $1,340, respectively.	129,032	-

Promissory Note 8 (“PN8”) PN8 in the principal amount of $100,000 (the “PN8”) dated April 30, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $6,308 beginning May 31, 2024. During the year ended May 31, 2024, the Company made principal and interest payments on the PN8 in the amount of $4,968 and $3,500, respectively.	100,000	-

Total	$2,067,023	$-

	May 31, 2024	May 31, 2023
Total Notes Payable – Related Party, Current Portion	$988,472	$-
Total Notes Payable – Related Party, Long Term Portion	$1,078,551	$-

Aggregate maturities of notes payable and convertible notes payable as of May 31, 2024 are as follows:

For the twelve months ended May 31,

2025	$1,429,822
2026	1,416,335
2027	1,144,127
2028	2,819,222
Total	$6,809,506

NOTE 18 – LEASE LIABILITIES – FINANCING LEASES

	May 31, 2024	May 31, 2023
Financing lease obligation under a lease agreement for extraction equipment dated March 14, 2022 in the original amount of $359,900 payable in forty-eight monthly installments of $10,173 including interest at the rate of 15.89%. During the year ended May 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $84,064 and $38,012, respectively.	$193,117	$277,180

Financing lease obligation under an agreement for equipment dated June 20, 2022 in the original amount of $12,400 payable in forty-eight monthly installments of $350 including interest at a rate of $9.97%. During the year ended May 31, 2024, equipment with a book value of $5,033 was returned. During the year ended May 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $1,673 and $427, respectively.	$3,359	9,987

Total	$196,476	$287,167

Current portion	$96,224	$86,887
Long-term maturities	100,252	200,280
Total	$196,476	$287,167

Aggregate maturities of lease liabilities – financing leases as of May 31, 2024 are as follows:

For the period ended May 31,

2025	$100,252
2026	96,224
Total	$196,476

NOTE 19 – STOCKHOLDERS’ EQUITY

At the Company's annual meeting of stockholders on November 28, 2023, the Company’s shareholders voted to increase the number of shares of authorized common stock from 187,500,000 shares to 350,000,000 shares. At May 31, 2024, the Company’s authorized capital stock consists of 345,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. The Company had 124,500,873 and 72,543,141 shares of common stock issued and outstanding as of May 31, 2024 and 2023, respectively.

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

Year ended May 31, 2024:

On December 6, 2023, 32,000,000 shares of common stock were issued at a price of $0.0345 per share in connection with the conversion of four convertible notes payable in the aggregate principal amount of $960,000 and interest in the amount of $144,000. No gain or loss was recorded on this transaction as the shares were issued according to the terms of the convertible notes.

On January 15, 2024, 32,132,135 shares of common stock were issued at a price of $0.0333 per share in connection with the conversion of four convertible notes payable in the aggregate principal amount of $1,070,000. No gain or loss was recorded on this transaction as the shares were issued according to the terms of the convertible notes.

On January 30, 2024, the Board of Directors approved the issuance of 1,000,000 shares of common stock at a price of $0.0388 per share to the Company’s CEO pursuant to his employment agreement.  The total value of these shares in the amount of $38,800 was charged to operations during the year ended May 31, 2024.

On February 22, 2024, the Company settled the amounts due under Debentures 3, 4, and 5 for a cash payment in the aggregate amount of $1,250,000 and the return of 13,174,402 shares of the Company’s common stock and the cancellation of 454,548 common stock warrants. These shares were valued at the market price on the date of the transaction of $0.045 per share; the amount of $1,318 was credit to common stock and $$591,350 was charged to paid-in capital during the year ended May 31, 2024. These shares were returned to the Company and cancelled on April 19, 2024. See note 17.

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

Warrants

The following table summarizes the significant terms of warrants outstanding at May 31, 2024. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.40	20,232,775	1.29	$0.40	20,232,775	$0.40
1.60	191,094	1.29	1.60	191,094	1.60
1.65	303,032	1.44	1.65	303,032	1.65
	20,726,901	1.30	$0.43	20,726,901	$0.43

Transactions involving warrants are summarized as follows. This table does not include the unit warrants. See Unit Warrants section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2022	1,729,924	$1.98
Granted	20,232,775	$0.40
Exercised	-	$-
Cancelled / Expired	(781,250)	$0.60
Warrants outstanding at May 31, 2023	21,181,449	$0.46
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(454,548)	$0.41
Warrants outstanding at May 31, 2024	20,726,901	$0.43

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

Year ended May 31, 2024:

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

●

Options to purchase 750,000 shares of the Company’s common stock at a price of $0.039 per share were issued to the Company’s Chief Administrative Officer/Chief Compliance Officer. These options have a term of 10 years and vest monthly over 36 months;

●

Options to purchase 500,000 shares of the Company’s common stock at a price of $0.039 per share were issued to the Company’s COO Officer. These options have a term of 10 years and vest monthly over 24 months;

●

Options to purchase 250,000 shares of the Company’s common stock at a price of $0.039 per share were issued to the Company’s Chief Scientific Officer. These options have a term of 10 years and vest monthly over 24 months.

The options were priced at the closing price of the Company’s common stock on the date of the grant.

On May 3, 2024, the Company terminated the employment of its Chief Science Officer, and 208,333 options were cancelled.

The following table summarizes the significant terms of options outstanding at May 31, 2024.

Range of exercise Prices	Number of options Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Options	Number of Options Exercisable	Weighted average exercise price of exercisable Option

$0.039	8,041,667	9.65	$0.039	1,187,499	$0.039

Transactions involving options are summarized as follows.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at May 31, 2023	-	$-
Granted	8,250,000	$0.039
Exercised	-	$-
Cancelled / Expired	(208,333)	$0.039
Options outstanding at May 31, 2024	8,041,667	$0.039

Year ended May 31, 2023:

None.

The Company valued options using the Black-Scholes valuation model utilizing the following variables:

May 31,
2024
Volatility	269.44%
Dividends	$-
Risk-free interest rates	3.8%
Expected term (years)	5.00

During the years ended May 31, 2024 and 2023, the Company charged $25,756 and $0, respectively, to stock based compensation expense, in connection with the vesting of stock options.

The aggregate intrinsic value of options outstanding and exercisable at May 31, 2024 and 2023 was $10,300 and $0, respectively. Aggregate intrinsic value represents the difference between the fair value of the Company’s stock on the last day of the fiscal period, which was $0.05 as of May 31, 2024, and the exercise price multiplied by the number of options outstanding and exercisable.

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

The following summarizes the Company’s financial liabilities that are recorded at fair value on a recurring basis at May 31, 2024 and 2023:

May 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

May 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-

NOTE 21 – RELATED PARTY TRANSACTIONS

As of May 31, 2024 and 2023, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

Year ended May 31, 2024:

The Company made payments of $5,000 to each of its three directors per Board Meeting for their participation on the Board, for a total of $60,000. Of that, Andrew Glashow, the Chief Executive Officer, received $20,000 for his participation on the Board.

The Company’s Board of Directors authorized the payment of a bonus for its Chief Executive Officer in the amount of $50,000.

The Company accrued interest in the amount of $110,066 on a convertible note payable to Navy Capital Green Co-Invest Fund, LLC, an entity that holds greater than 10% of the Company’s common stock outstanding. This note was also amended as follows: (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) the maturity date was extended to January 31, 2028; (iv) accrued interest in the amount of $215,414 was added to the principal balance. A loss on extinguishment of debt in the amount of $1,376,083 was charged to operations in connection with this transaction. See note 16. At May 31, 2024, the principal balance of the convertible note payable to Navy Capital Green Co-Invest Fund, LLC, was $1,924,030.

At May 31, 2023, a U.S. Debenture 1 in the amount of $1,801,783 payable to Navy Capital Green Co-Investment Fund was classified as a related party liability.  At May 31, 2024, Navy Capital Green no longer holds a greater than 10% interest in the Company’s equity, and is no longer considered a related party; U.S. Debenture 1 was not classified as a related party debt as May 31, 2024. See note 16.

At May 31, 2024, there are seven related party notes outstanding with a total principal amount of $2,067,023. See note 17.

Year ended May 31, 2023:

On August 17, 2022, the Company granted 12,500 shares of restricted common stock to Charlene Soco, an officer of the Company, effective February 4, 2022. The shares were fully vested, and the restrictions removed, on December 31, 2022.

On May 31, 2023, the Company granted 12,500 shares of restricted stock to Jamie Dickson, an officer of the Company. These shares are fully vested.

During the year ended May 31, 2023, the Company made payments of $12,000 to each of its three directors for their participation on the Board, for a total of $36,000.

At May 31, 2023, there is one related party convertible debenture outstanding in the principal amount of $1,801,783. See note 16.

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

The components of the income tax provision include:

	Year Ended May 31,
	2024	2023
Revenue	$19,961,133	$23,133,607
Directly attributable costs	(9,735,390)	(12,558,964)
Deferred	10,225,743	10,574,643
Tax rate	21%	21%
Tax expense	$2,147,406	$2,220,675

Note: Change in uncertain tax position with all tax expense recorded in current year due to change in estimate. No prior year net operating loss was considered.

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	Year Ended May 31,
	2024	2023
Federal and state statutory tax	21%	21%
Net operating loss carryforward	$4,326,509	$3,475,301
Valuation allowance for deferred tax assets	(4,326,509)	(3,475,301)
Deferred tax assets	$-	$-

The total net operating loss carryforward at May 31, 2024 and 2023 was $20,602,424 and $16,549,050, respectively.

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease. The Company’s Colorado subsidiary countered by forfeiting its $50,000 security deposit as full payment. These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of May 31, 2022.

Employment Agreements

Chief Executive Officer

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

On February 1, 2024, the Company and Mr. Glashow entered into an Employment Agreement pursuant to which Mr. Glashow shall continue serving as the Company’s Chief Executive Officer and Chairman of the Board. Under the Glashow Employment Agreement, Mr. Glashow is entitled to receive an annual salary of $357,000 per annum for the period of March 1, 2024 to February 28, 2025, $393,250 per annum for the period of March 1, 2025 to February 28, 2026, and $432,475 per annum for the period of March 1, 2026 through February 28, 2027. Mr. Glashow is also entitled to receive $1,500 per month for health care related expenses, a monthly amount for home office expenses, and an automobile allowance of $1,200 monthly. Further, Mr. Glashow was awarded one million shares of the Company’s restricted Common Stock, and an option to purchase six million shares of the Company’s Common Stock, vesting 1/36 per month over 36 months pursuant to the Company’s 2024 Equity Incentive Plan (the “Plan”). The Employee Confidentiality, Invention and Non-Competition Agreement Mr. Glashow and the Company entered into March 1, 2023 remains in effect. Pursuant thereto, Mr. Glashow agreed: (i) not to compete with the Company during the term of the Glashow Employment Agreement and for a period of one year thereafter, (ii) not to release or disclose the Company’s confidential information; and (iii) to assign the rights of all work product to the Company, among other terms.

Effective June 12, 2024, the Company and Mr. Glashow entered into the Amended Glashow Employment Agreement pursuant to which Mr. Glashow shall continue serving as the Company’s Chief Executive Officer and Chairman of the Board. Mr. Glashow’s base salary remains unchanged from his previous employment agreement, but the term is extended through May 31, 2028. All other terms of Mr. Glashow’s prior employment agreement remain in full force and effect. In connection with the Amended Glashow Employment Agreement, the Company and Mr. Glashow also entered into the Glashow Golden Parachute Agreement. The Glashow Golden Parachute Agreement provides that if the Company terminates Mr. Glashow’s employment in the twelve months following the Change in Control without cause, as more particularly defined in the Glashow Golden Parachute Agreement, or Mr. Glashow terminates his employment in the twelve months following the Change in Control for good reason, as more particularly defined in the Glashow Golden Parachute Agreement, then the Company shall pay Mr. Glashow four times the sum of Mr. Glashow’s base salary in effect immediately prior to the termination of his employment, any deferred compensation credited to Mr. Glashow as of the date of the termination of his employment, the value of all stock options held by Mr. Glashow as of the date of the termination of his employment, and any legal fees Mr. Glashow may incur in connection with such termination.

Executive Vice President of Finance

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

On February 1, 2024, the Company entered into an Employment Agreement with Charlene Magee, nee Soco, pursuant to which Ms. Magee shall serve as the Company’s Executive Vice President of Finance. Under her Employment Agreement, Ms. Magee is entitled to receive an annual salary of $188,000. Ms. Magee is entitled to participate in the Company’s health insurance, with the Company paying 90% of health insurance costs, and retirement savings plans. Further, Ms. Magee was awarded an option to purchase seven hundred fifty thousand shares of the Company’s Common Stock vesting 1/36 per month over 36 months pursuant to the Plan. The Non-Competition Agreement and Non-Disclosure Agreement entered into by Ms. Magee and the Company on April 12, 2022 remain in effect. Pursuant thereto, Ms. Magee agreed: (i) not to compete with the Company during the term of the Magee Employment Agreement and for a period of one year thereafter, (ii) not to release or disclose the Company’s confidential information; and (iii) to assign the rights of all work product to the Company, among other terms.

Chief Administrative Officer, Chief Compliance Officer and Corporate Secretary

On February 1, 2024, the Company and Jamie Dickson entered into an Employment Agreement pursuant to which Ms. Dickson shall serve as the Company’s Chief Administrative Officer, Chief Compliance Officer and Corporate Secretary. Under her Employment Agreement, Ms. Dickson is entitled to receive an annual salary of $160,000. Ms. Dickson is entitled to participate in the Company’s health insurance, with the Company paying 90% of health insurance costs, and retirement savings plans. Further, Ms. Dickson was awarded an option to purchase seven hundred fifty thousand shares of the Company’s Common Stock vesting 1/36 per month over 36 months pursuant to the Plan. The Non-Competition Agreement and Non-Disclosure Agreement entered into by Ms. Dickson and the Company on April 27, 2022 remain in effect. Pursuant thereto, Ms. Dickson agreed: (i) not to compete with the Company during the term of the Dickson Employment Agreement and for a period of one year thereafter, (ii) not to release or disclose the Company’s confidential information; and (iii) to assign the rights of all work product to the Company, among other terms.

Effective June 12, 2024, the Company and Ms. Dickson entered into the Amended Dickson Employment Agreement pursuant to which Ms. Dickson shall continue serving as the Company’s Chief Administrative Officer, Chief Compliance Officer and Corporate Secretary. Ms. Dickson’s base salary remains unchanged from her previous employment agreement, but the term is extended through May 31, 2028. All other terms of Ms. Dickson’s prior employment agreement remain in full force and effect. In connection with the Amended Dickson Employment Agreement, the Company and Ms. Dickson also entered into the Dickson Golden Parachute Agreement. The Dickson Golden Parachute Agreement provides that if the Company terminates Ms. Dickson’s employment in the twelve months following the Change in Control without cause, as more particularly defined in the Dickson Golden Parachute Agreement, or Ms. Dickson terminates her employment in the twelve months following the Change in Control for good reason, as more particularly defined in the Dickson Golden Parachute Agreement, then the Company shall pay Ms. Dickson four times the sum of Ms. Dickson’s base salary in effect immediately prior to the termination of her employment, any deferred compensation credited to Ms. Dickson as of the date of the termination of her employment, the value of all stock options held by Ms. Dickson as of the date of the termination of her employment, and any legal fees Ms. Dickson may incur in connection with such termination.

Chief Operating Officer

On February 1, 2024, the Company and Joseph Ramalho entered into an Employment Agreement pursuant to which Mr. Ramalho shall serve as the Company’s Chief Operating Officer. Under his Employment Agreement, Mr. Ramalho is entitled to receive an annual salary of $160,000. Mr. Ramalho is entitled to participate in the Company’s health insurance, with the Company paying 90% of health insurance costs, and retirement savings plans. Further, Mr. Ramalho was awarded an option to purchase five hundred thousand shares of the Company’s Common Stock vesting 1/24 per month over 24 months pursuant to the Plan. The Non-Competition Agreement and Non-Disclosure Agreement entered into by Mr. Ramalho and the Company on December 21, 2023 remain in effect. Pursuant thereto, Mr. Ramalho agreed: (i) not to compete with the Company during the term of the Ramalho Employment Agreement and for a period of one year thereafter, (ii) not to release or disclose the Company’s confidential information; and (iii) to assign the rights of all work product to the Company, among other terms.

Accrued Salary

At May 31, 2024 and 2023, the Company had accrued salary due to Michael Abrams, a former officer of the Company, prior to his September 1, 2015 termination, in the amount of $16,250.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

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

3.4

Certificate of Amendment to Amended and Restated Articles of Incorporation of CLS Holdings USA, Inc. (incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2023).

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

4.2.C

Supplemental Indenture dated December 28, 2023 to Debenture Indenture dated December 12, 2018, as supplemented on March 31, 2021, as supplemented on September 15, 2022, by and between the Company and Odyssey Trust Company (incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).

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

4.3.C	Notice of Amendment of Warrant Terms (incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024).

4.4	Description of Registrant’s Securities (incorporated by reference from Exhibit 4.4 in the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).

10.1

Lease dated April 17, 2015 between Casimir-Quince, LLC, and CLS Labs Colorado, Inc. (incorporated by reference from Exhibit 10.5 in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

10.2	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2015).

10.3

Form of Subscription Agreement and Warrant with six accredited investors for the purchase of 8% convertible debentures in the aggregate amount of $5,857,000 (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018).

10.3.A

First Amendment to Subscription Agreement dated April 15, 2021, by CLS Holdings USA, Inc. in favor of Navy Capital Green Fund, LP (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.3.B

First Amendment to Subscription Agreement dated April 15, 2021, by CLS Holdings USA, Inc. in favor of Navy Capital Green Co-Invest Fund, LLC (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.3.C

First Amendment to Subscription Agreement dated April 19, 2021, by CLS Holdings USA, Inc. in favor of Darling Capital, LLC (incorporated by reference from Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.3.D	Form of Warrant (incorporated by reference from Exhibit 10.7 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.3.E	Form of Warrant (incorporated by reference from Exhibit 10.5 in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2022).

10.3.F

Second Amendment to Subscription Agreement dated September 15, 2021, by CLS Holdings USA, Inc. in favor of Navy Capital Green Fund, LP (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2022).

10.3.G

Third Amended and Restated Subscription Agreement dated December 29, 2023, by and between the Company and Navy Capital Green Fund, LP (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024).

10.3.H

Second Amendment to Subscription Agreement dated September 15, 2021, by CLS Holdings USA, Inc. in favor of Navy Capital Green Co-Invest Fund, LP (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2022).

10.3.I

Third Amended and Restated Subscription Agreement dated December 29, 2023, by and between the Company and Navy Capital Green Co-Invest Fund, LP (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024).

10.4

Agency Agreement dated December 12, 2018 by and between the Company and Canaccord Genuity Corp (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2018).

10.5

Employment Agreement effective February 1, 2024 between CLS Holdings USA, Inc. and Andrew Glashow (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2024) (1).

10.6.A

Amended and Restated Convertible Debenture dated April 15, 2021, issued to Navy Capital Green Fund, LP in the principal amount of $1,126,114 (incorporated by reference from Exhibit 10.4 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.6.B

Amended and Restated Convertible Debenture dated April 15, 2021, issued to Navy Capital Green Co-Invest Fund, LLC in the principal amount of $4,504,457 (incorporated by reference from Exhibit 10.5 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.6.C

Amended and Restated Convertible Debenture dated April 19, 2021, issued to Darling Capital, LLC in the principal amount of $599,101 (incorporated by reference from Exhibit 10.6 in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.6.D

Second Amended and Restated Convertible Debenture, dated September 15, 2022, issued to Navy Capital Green Fund, LP (incorporated by reference from Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2022).

10.6.E

Second Amended and Restated Convertible Debenture, dated September 15, 2022, issued to Navy Capital Green Co-Invest Fund, LP (incorporated by reference from Exhibit 10.4 in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2022).

10.6.F

Third Amended and Restated Convertible Debenture, dated September 15, 2022, issued to Navy Capital Green Fund, LP (incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024).

10.6.G

Third Amended and Restated Convertible Debenture, dated December 29, 2023, issued to Navy Capital Green Co-Invest Fund, LP (incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024).

10.7

Lease Agreement by and between 1800 Industrial, LLC and Alternative Solutions, L.L.C. dated July 6, 2014 for premises located at 1800 Industrial Road, Suites 102, 160 and 180 (incorporated by reference from Exhibit 10.71 in the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2018).

10.7.A

Lease Addendum dated June 13, 2018 to Lease Agreement by and between 1800 Industrial, L.L.C. and Alternative Solutions, L.L.C. dated July 6, 2014 (incorporated by reference from Exhibit 10.31.A in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 31, 2020).

10.8

Standard Industrial/Commercial Single-Tenant Lease by and between SFC Leasing, LP and Serenity Wellness Growers, LLC dated December 3, 2015, as amended by that certain First Amendment dated January 12, 2016, and that certain Second Amendment dated August 22, 2016 (incorporated by reference from Exhibit 10.72 in the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2018).

10.8.A

Third Amendment dated June 9, 2020 to Standard Industrial/Commercial Single-Tenant Lease by and between SFC Leasing, LP and Serenity Wellness Growers, LLC dated December 3, 2015, as amended (incorporated by reference from Exhibit 10.30.A in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 filed with the SEC on August 30, 2021).

10.9

Lease Agreement by and between 1800 Industrial, LLC and CLS Nevada Inc. dated February 1, 2019 for premises located at 1800 Industrial Road, Suite 100 (incorporated by reference from Exhibit 10.33 in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 31, 2020).

10.10

Lease Agreement by and between 1800 Industrial, LLC and CLS Nevada Inc. dated February 1, 2019 for premises located at 1718 Industrial Road (incorporated by reference from Exhibit 10.34 in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 31, 2020).

10.11

Lease Addendum dated February 25, 2020 to Leases dated July 6, 2014 and February 1, 2019 for or premises located at 1800 Industrial Road, Suites 100, 102, 160 and 180 (incorporated by reference from Exhibit 10.35 in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 31, 2020).

10.12

Right to Use Land Agreement effective May 17, 2022 between DeWayne Brown and CLS Nevada, Inc. (incorporated by reference from Exhibit 10.21 in the Company’s Annual Report on Form 10-K filed with the SEC on August 25, 2022).

10.13

Management Services Agreement dated October 20, 2021, by and among Kealii Okamalu, LLC, CSI Health MCD LLC, and the Fort McDermitt Cannabis Commission (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 26, 2021).

10.14

Form of Debenture issued in connection with the November 2021 Debenture Offering (incorporated by reference from Exhibit 10.23 in the Company’s Registration Statement on Form S-1, File No. 333-264214, filed with the SEC on April 8, 2022).

10.14.A

Amended and Restated Unsecured Debenture dated May 31, 2023, issued to Graham Saunders in the principal amount of $250,000.00 (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 5, 2023).

10.14.B

Amended and Restated Unsecured Debenture dated May 31, 2023, issued to Ian Whitmore in the principal amount of $250,000.00 (incorporated by reference from Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on June 5, 2023).

10.14.C

Amended and Restated Unsecured Debenture dated May 31, 2023, issued to Navy Capital Green Fund LP in the principal amount of $500,000.00 (incorporated by reference from Exhibit 10.6 in the Company’s Form 8-K filed with the SEC on June 5, 2023).

10.15

Form of Warrant issued in connection with the November 2021 Debenture Offering (incorporated by reference from Exhibit 10.24 in the Company’s Registration Statement on Form S-1, File No. 333-264214, filed with the SEC on April 8, 2022).

10.16

Employment Agreement dated February 1, 2024 between the Company and Charlene Magee (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2024). (1)

10.17

Employment Agreement dated February 1, 2024 between the Company and Jamie Dickson (incorporated by reference from Exhibit 10.3 in the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2024). (1)

10.18

Employment Agreement dated February 1, 2024 between the Company and Joseph Ramalho (incorporated by reference from Exhibit 10.4 in the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2024). (1)

10.19

Secured Promissory Note dated January 2, 2024, made by the Company in favor of FK Legacy Trust (incorporated by reference from Exhibit 10.7 in the Company’s Current Report on Form 8-K, filed with the SEC on January 9, 2024).

10.20

Secured Promissory Note dated January 2, 2024, made by the Company in favor of LEM Investments LLC (incorporated by reference from Exhibit 10.8 in the Company’s Current Report on Form 8-K, filed with the SEC on January 9, 2024).

10.21

Secured Promissory Note dated February 22, 2024, made by the Company in favor of FK Legacy Trust (incorporated by reference from Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2024).

10.22

Secured Promissory Note dated February 22, 2024, made by the Company in favor of Patrick Haldan (incorporated by reference from Exhibit 10.2 in the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2024).

10.23

Secured Promissory Note dated February 22, 2024, made by the Company in favor of LEM Investments LLC (incorporated by reference from Exhibit 10.3 in the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2024).

10.24

Secured Promissory Note dated February 22, 2024, made by the Company in favor of Ian Whitmore (incorporated by reference from Exhibit 10.4 in the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2024).

10.25

CLS Holdings USA, Inc. 2024 Equity Incentive Plan adopted February 1, 2024 (incorporated by reference from Exhibit 10.5 in the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2024). (1)

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

CLS HOLDINGS USA, INC.

Date: August 29, 2024	By:	/s/ Andrew Glashow
Andrew Glashow
Chief Executive Officer and Chairman of the Board of CLS Holdings USA, Inc.
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Andrew Glashow	Chief Executive Officer and Chairman of the	August 29, 2024
Andrew Glashow	Board of CLS Holdings USA, Inc. (Principal Executive, Financial and Accounting Officer)

/s/ Ross Silver	Director	August 29, 2024
Ross Silver

/s/ David Zelinger
David Zelinger	Director	August 29, 2024