Form 10-Q
period 2024-08-31
CLS Holdings USA, Inc.
filed 2024-10-11
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

or

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

(888) 359-4666

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 165,859,517 shares of $0.0001 par value common stock outstanding as of October 8, 2024.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended August 31, 2024

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2024	2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$521,349	$600,007
Cash - restricted	2,600,000	-
Accounts Receivable	1,214,129	682,894
Inventory	2,037,794	1,968,573
Prepaid expenses and other current assets	39,123	49,309
Total current assets	6,412,395	3,300,783

Property, plant and equipment, net of accumulated depreciation of $3,452,211 and $3,318,550	2,289,892	2,423,553
Right of use assets, operating leases	1,492,252	1,475,351
Intangible assets, net of accumulated amortization of $348,841 and $348,015	9,152	9,978
Goodwill	557,896	557,896
Other assets	157,500	157,500

Total assets	$10,919,087	$7,925,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,277,801	$3,356,059
Accrued interest	3,600	3,600
Lease liability - operating leases, current	470,850	443,467
Lease liability - financing leases, current	104,251	96,224
Taxes Payable	9,424,759	8,899,863
Notes payable, current	125,107	139,345
Notes payable - related party, current	1,415,392	988,472
Convertible notes payable, current	375,025	302,005

Total current liabilities	16,196,785	14,229,035

Noncurrent liabilities
Lease liability - operating leases, non-current	1,308,471	1,318,644
Lease liability - financing leases, non-current	68,612	100,252
Notes payable, non-current, net of discount of $183,263 and $193,756	396,264	407,951
Notes payable - related party, non-current	839,358	1,078,551
Convertible notes payable, non-current	3,610,456	3,699,426

Total Liabilities	22,419,946	20,833,859

Commitments and contingencies	-	-

Stockholder's deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 345,000,000 shares authorized; 181,348,418 and 124,500,873 shares issued and outstanding at August 31, 2024 and May 31, 2024, respectively	18,135	12,450
Additional paid-in capital	103,742,716	101,519,599
Common stock subscribed	65,702	65,702
Accumulated deficit	(114,187,913)	(113,367,050)
Stockholder's deficit attributable to CLS Holdings, Inc.	(10,361,360)	(11,769,299)
Non-controlling interest	(1,139,499)	(1,139,499)
Total stockholder's deficit	(11,500,859)	(12,908,798)

Total liabilities and stockholders' deficit	$10,919,087	$7,925,061

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	August 31, 2024	August 31, 2023

Revenue	$4,805,165	$5,114,527
Cost of goods sold	2,756,896	2,840,601
Gross margin	2,048,269	2,273,926

Selling, general and administrative expenses	2,184,833	2,729,900
Total operating expenses	2,184,833	2,729,900

Operating income (loss)	(136,564)	(455,974)

Other (income) expense:
Interest expense, net	159,403	457,472
Employee retention tax credit income	-	(924,862)
(Gain) on settlement of accounts payable	-	(4,375)
Total other (income) expense	159,403	(471,765)

Income (Loss) before income taxes	(295,967)	15,791

Provision for income tax	(524,896)	(477,524)

Net loss	(820,863)	(461,733)

Non-controlling interest	-	(2,108)

Net loss attributable to CLS Holdings, Inc.	(820,863)	$(463,841)

Net loss per share - basic	$(0.01)	$(0.01)

Net loss per share - diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic	125,118,781	72,543,141

Weighted average shares outstanding - diluted	125,118,781	72,543,141

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid In	Stock	Stock	Accumulated	Non-controlling
	Amount	Value	Capital	Payable	Receivable	Deficit	Interest	Total

Balance, May 31, 2023	72,543,141	$7,255	$96,147,784	$65,702	$-	$(108,879,446)	$(1,141,867)	$(13,800,572)

Net loss for the three months ended August 31, 2023	-	-	-	-		(463,841)	2,108	(461,733)
Balance, August 31, 2023	72,543,141	$7,255	$96,147,784	$65,702	$-	$(109,343,287)	$(1,139,759)	$(14,262,305)

Balance, May 31, 2024	124,500,873	$12,450	$101,519,599	$65,702	$-	$(113,367,050)	$(1,139,499)	$(12,908,798)

Conversion of notes payable	56,847,545	5,685	2,194,315	-	-	-	-	2,200,000
Amortization of employee stock options	-	-	28,802	-	-	-	-	28,802
Net loss for the three months ended August 31, 2024	-	-	-	-		(820,863)	-	(820,863)
Balance, August 31, 2024	181,348,418	$18,135	$103,742,716	$65,702	$-	$(114,187,913)	$(1,139,499)	$(11,500,859)

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2024	August 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(820,863)	$(461,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	28,802	-
Amortization of debt discounts and fees	10,297	171,656
Gain on settlement of accounts payable	-	(4,375)
Depreciation and amortization expense	134,487	166,474
Bad debt expense	-	300
Changes in assets and liabilities:
Accounts receivable	(531,235)	(327,128)
Prepaid expenses and other current assets	10,186	23,805
Inventory	(69,221)	(38,552)
Right of use asset	103,500	89,736
Accounts payable and accrued expenses	921,742	650,236
Accrued interest	42,850	122,226
Deferred tax liability	524,896	477,524
Operating lease liability	(103,191)	(86,919)
Net cash used in operating activities	252,250	783,250

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	-	(20,683)
Payment for construction security deposit	-	(58,175)
Net cash provided by (used in) investing activities	-	(78,858)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from the issuance of convertible notes payable	2,600,000	-
Principal payments on convertible notes payable	(48,093)	(100,000)
Principal payments on notes payable	(46,929)	(145,833)
Principal payments on notes payable -related party	(212,273)	-
Repayments of loan payable	-	(401,781)
Principal payments on finance leases	(23,613)	(20,519)
Net cash used in financing activities	2,269,092	(668,133)

Net decrease in cash and cash equivalents	2,521,342	36,259

Cash and cash equivalents at beginning of period	600,007	998,421

Cash and cash equivalents at end of period	$3,121,349	$1,034,680

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$115,333	$163,783
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of notes payable	$2,200,000	$-
Capitalized interest	$42,850	$-
Initial ROU asset and lease liability - operating	$120,401	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2024

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

Our wholesale operations, which occupies approximately 10,000 square feet of a 22,000 square foot warehouse, began sales to third parties in August 2017 and completed construction and received a certificate of occupancy for its state-of-the-art extraction facility in December of 2019. We have made sales to over 85 external customers as of August 31, 2024. Our existing product line includes vaporizers, tinctures, ethanol produced THC distillate, and live and cured hydrocarbon concentrates. At present, the City Trees cultivation facility only grows breeding stock to preserve valuable genetics and does not offer its crops for sale or processing. As a result, all raw materials for manufacturing are sourced from third parties.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $521,349 and $600,007 as of August 31, 2024 and May 31, 2024, respectively.

At August 31, 2024, the Company had $2,600,000 of restricted cash held in escrow for the redemption of certain notes payable. See note 14.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had bad debt expense of $0 and $300 during the three months ended August 31, 2024 and 2023.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At August 31, 2024, the net carrying value of goodwill on the Company’s balance sheet remained at $557,896.

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company was eligible for a refundable employee retention tax credit (the “ERTC”), subject to certain criteria. As ERTCs are not within the scope of ASC 740, Income Taxes, the Company has chosen to account for the ERTCs by analogizing to the International Standard IAS 20, Accounting/or Government Grants and Disclosure of Government Assistance (“IAS 20”). In accordance with IAS 20, an entity recognizes government grants only when there is reasonable assurance that the entity will comply with the conditions attached to them and the grants will be received. During the three months ended August 31, 2024 and 2023, the Company received an aggregate of $0 and $924,862, respectively, which was accounted for as other income on the Company’s condensed consolidated statement of operations.

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

Non-Controlling Interests

The Company reports “non-controlling interest in subsidiary” as a component of equity, separate from parent’s equity, on the Consolidated Balance Sheets. In addition, the Company’s Consolidated Statements of Operations includes “net income (loss) attributable to non-controlling interest.” During the three months ended August 31, 2024 and 2023, the Company reported a non-controlling interest in the amount of $0 and ($2,108), respectively, representing 50% of the income (loss) incurred by its partially owned subsidiary, Kealii Okamalu.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $78,001 and $123,611 for the three months ended August 31, 2024 and 2023, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $140 and $1,465 for the three months ended August 31, 2024 and 2023, respectively.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended August 31, 2024 and 2023:

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2024	August 31, 2023
Cannabis Dispensary	3,067,075	3,308,542
Cannabis Production	1,738,090	1,805,985
	$4,805,165	$5,114,527

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At August 31, 2024 and 2023, the Company had the following potentially dilutive instruments outstanding: at August 31, 2024, a total of 85,679,844 shares (20,726,901 issuable upon the exercise of warrants, 56,935,443 issuable upon the conversion of convertible notes payable and accrued interest, 8,000,000 shares issuable upon the conversion of stock options, and 17,500 in stock to be issued); and at August 31, 2023, a total of 41,715,637 shares (21,181,449 issuable upon the exercise of warrants, 20,516,688 issuable upon the conversion of convertible notes payable and accrued interest, and 17,500 in stock to be issued).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the three months ended August 31, 2024 and 2023. For the three months ended August 31, 2024 and 2023, the Company excluded from the calculation of fully diluted earnings per share the following instruments which were anti-dilutive: shares issuable pursuant to the conversion of notes payable and accrued interest, shares issuable pursuant to the exercise of warrants, and shares of common stock issuable.

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

Note 2: Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $114,187,913 as of August 31, 2024. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with revenues from operations. The Company has reported positive cash generated from operating activities for the last four quarters, including the three months ended August 31, 2024.

Note 3: Accounts Receivable

Accounts receivable was $1,214,129 and $682,894 at August 31, 2024 and May 31, 2024, respectively. The Company had bad debt expense of $0 and $300 during the three months ended August 31, 2024 and 2023. No allowance for doubtful accounts was necessary during the three months ended August 31, 2024 and 2023.

Note 4: Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	August 31,	May 31,
	2024	2024
Raw materials	$341,599	$386,803
Finished goods	1,696,195	1,581,770
Total	$2,037,794	$1,968,573

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 5: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at August 31, 2024 and May 31, 2024:

	August 31,	May 31,
	2024	2024
Prepaid license fees	10,000	14,659
Other prepaid expenses	29,123	34,650
Total	$39,123	$49,309

Prepaid expenses primarily of (i) annual license fees charged by the State of Nevada; (ii) insurance costs; (iii) supplies; (iv) rent; and (v) board fees.

Note 6: Property, Plant and Equipment

Property, plant and equipment consisted of the following at August 31, 2024 and May 31, 2024:

	August 31, 2024	May 31, 2024
Office equipment	$163,126	$163,126
Furniture and fixtures	148,358	148,358
Machinery & Equipment	2,519,455	2,519,455
Leasehold improvements	2,911,164	2,911,164
Less: accumulated depreciation	(3,452,211)	(3,318,550)
Property, plant, and equipment, net	$2,289,892	$2,423,553

The Company made payments in the amounts of $0 and $20,683 for property and equipment during the three months ended August 31, 2024 and 2023, respectively.

Depreciation expense totaled $133,661 and $158,723 for the three months ended August 31, 2024 and 2023, respectively.

Note 7: Right of Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 10.5 years, some of which include options to extend.

The Company’s lease expense for the three months ended August 31, 2024 and 2023 was entirely comprised of operating leases and amounted to $103,191 and $123,408, respectively.

The Company’s right of use (“ROU”) asset amortization for the three months ended August 31, 2024 and 2023 was $103,500 and $89,736, respectively.

The Company has recorded total right of use assets of $4,384,520 and liabilities in the amount of $4,341,120 through August 31, 2024.

Right of use assets – operating leases are summarized below:

August 31, 2024
Amount at inception of leases	$4,384,520
Amount amortized	(2,686,380)
Prior Period Impairment of Quinn River Lease	(205,888)
Balance – August 31, 2024	$1,492,252

Operating lease liabilities are summarized below:

Amount at inception of leases	$4,461,521
Amount amortized	(2,682,200)
Balance – August 31, 2024	$1,779,321

Warehouse and offices	$1,569,437
Land	205,888
Office equipment	3,996
Balance – August 31, 2024	$1,779,321

Lease liability	$1,779,321
Less: current portion	(470,850)
Lease liability, non-current	$1,308,471

Maturity analysis under these lease agreements is as follows:

Twelve months ended August 31, 2025	$651,838
Twelve months ended August 31, 2026	469,903
Twelve months ended August 31, 2027	319,791
Twelve months ended August 31, 2028	332,016
Twelve months ended August 31, 2029	275,681
Thereafter	226,703
Total	$2,275,932
Less: Present value discount	(496,611)
Lease liability	$1,779,321

Note 8: Intangible Assets

Intangible assets consisted of the following at August 31, 2024 and May 31, 2024:

	August 31, 2024
		Accumulated
	Gross	Amortization	Impairment	Net
License & Customer Relations	$110,000	$(110.000)	-	-
Tradenames - Trademarks	222,000	(222,000)	-	-
Domain Names	25,993	(16,841)	-	9,152
Total	$357,993	$(348,841)	-	$9,152

	May 31, 2024
		Accumulated
	Gross	Amortization	Impairment	Net
License & Customer Relations	110,000	(110,000)	-	-
Tradenames - Trademarks	222,000	(222,000)	-	-
Domain Names	25,993	(16,015)	-	9,978
Total	$357,993	$(348,015)	$-	$9,978

Total amortization expense charged to operations for the three months ended August 31, 2024 and 2023 was $826 and $7,751, respectively.

Remaining amortization expense for intangible assets as of August 31, 2024 is as follows
2025	$2,478
2026	3,304
2027	3,304
2028	66
$9,152

Note 9: Goodwill

Goodwill in the amount of $557,896 is carried on the Company’s balance sheet at August 31, 2024 and May 31, 2024 in connection with the acquisition of Alternative Solutions on June 27, 2018.

Goodwill Impairment Test

The Company assessed its intangible assets as of May 31, 2024 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company determined that the fair value of its intangible assets exceeded the carrying value of goodwill at May 31, 2024. As a result, no impairment was recorded. At August 31, 2024 and May 31, 2024, the net amount of goodwill on the Company’s balance sheet was $557,896.

Note 10: Other Assets

Other assets included the following as of August 31, 2024 and May 31, 2024:

	August 31,	May 31,
	2024	2024
Security deposits	157,500	157,500
	$157,500	$157,500

Note 11: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at August 31, 2024 and May 31, 2024:

	August 31, 2024	May 31, 2024
Trade accounts payable	$3,553,286	$2,508,769
Accrued payroll and payroll taxes	341,675	313,296
Accrued liabilities	382,840	533,994
Total	$4,277,801	$3,356,059

Note 12: Notes Payable

	August 31, 2024	May 31, 2024

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

During the three months ended August 31, 2024, the Company amortized discounts on the Debenture 2 in the aggregate amount of $197. During the three months ended August 31, 2024, the Company made principal and interest payments in the amount of $17,917 and $130, respectively, on Debenture 2.  As of August 31, 2024, Debenture 2 has been paid in full.

	-	17,917

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

During the three months ended August 31, 2024, the Company amortized discounts in the amount of $10,297 on Debenture 6 During the three months ended August 31, 2024, the Company capitalized interest in the amount of $10,707 on Debenture 6.

	511,340	500,632

Promissory Note 6 (“PN 6”) PN6 in the principal amount of $250,000 (the “PN6”) dated February 22, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $11,799 beginning March 31, 2024. During the three months ended August 31, 2024, the Company made principal and interest payments in the amount of $29,012 and $6,387, respectively, on PN6.	193,490	222,502
Notes Payable	$704,830	$741,052
Less: Discount	(183,459)	(193,756)
Notes Payable, Net of Discount	$521,371	$547,296

	August 31, 2024	May 31, 2024
Total Notes Payable, Current Portion	$125,107	$139,345
Total Notes Payable, Long-term Portion, net of discount	$396,264	$407,951

Note 13: Convertible Notes Payable

August 31, 2024	May 31, 2024

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

On December 29, 2023, the U.S. Convertible Debenture 2 was amended as follows: (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) principal payments in the amount of $8,000 per month are due for 48 months beginning January 31, 2024, and a balloon payment in the amount of $235,658 will be due on January 31, 2028; (iv) accrued interest in the amount of $54,053 was added to the principal balance. A loss on extinguishment of debt in the amount of $344,036 was charged to operations in connection with this transaction. During the years ended May 31, 2024 and 2023, the Company accrued interest in the amounts of $37,526 and $27,717, on the U.S. Convertible Debenture 2, respectively. During the three months ended August 31, 2024, the Company made principal and interest payments in the amount of $9,619 and $6,381, respectively, on the U.S. Convertible Debenture 2.

$471,387	481,005

August 31, 2024	May 31, 2024

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

On January 4, 2024, debenture holders exercised Put Rights with regard to the Canaccord Debentures with a principal amount of $3,875,095, the Company made a cash payment to the debenture holders in the amount of $2,325,056 representing 60% of the principal amount of these debentures, and the principal amount of $1,550,039 representing 40% of the principal amount of these debentures was forgiven. The principal balance of the Canaccord Dentures subsequent to the January 4 Put Rights exercise was $1,544,231. Interest at the rate of 8.0% per annum on this amount will be capitalized monthly through February 28, 2025. Principal and interest payments in the amount of $28,522 will be due monthly beginning March 31, 2025 and continuing through December 31, 2027; on January 31, 2028 a balloon payment in the amount of $1,038,777 will be due. A gain on settlement of debt in the amount of $2,015,051 was recognized in connection with this transaction. During the three months ended August 31, 2024, the Company capitalized interest in the amounts of $32,141 on the Canaccord Debentures.

1,628,538	1,596,396

	August 31, 2024	May 31, 2024

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

On December 29, 2023, the U.S. Convertible Debenture 1 was amended as follows: (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) the maturity date was extended to January 31, 2028; (iv) accrued interest in the amount of $215,414 was added to the principal balance. A loss on extinguishment of debt in the amount of $1,376,083 was charged to operations in connection with this transaction. During the three months ended August 31, 2024, the Company made principal and interest payments in the amount of $38,474 and $25,526, respectively, on the U.S. Convertible Debenture 1.

	1,885,556	1,924,030

Total Convertible Notes Payable	$3,985,481	$4,001,431

	August 31, 2024	May 31, 2024
Total – Convertible Notes Payable, Current Portion	$375,025	$302,005
Total – Convertible Notes Payable, Long-term Portion	$3,610,456	$3,699,426

Note 14: Notes Payable – Related Party

	August 31, 2024	May 31, 2024
Promissory Note 1 (“APN1”) PN1 Debenture in the principal amount of $475,000 (the “PN1”) dated January 2, 2024, which bears interest at a rate of 12% per annum. Principal and interest payments are due monthly for 36 months in the amount $15,917 beginning February 29, 2024. During the three months ended August 31, 2024, the Company made principal and interest payments on the PN1 in the amount of $35,079 and $12,673, respectively.	$398,982	$434,061

Promissory Note 2 (“PN2”) PN2 in the principal amount of $465,000 (the “PN2”) dated January 2, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 36 months in the amount $15,582 beginning February 29, 2024. During the three months ended August 31, 2024, the Company made principal and interest payments on the PN2 in the amount of $34,040 and $12,407, respectively.	390,583	424,923

Promissory Note 3 (“PN3”) PN3 in the principal amount of $450,000 (the “PN3”) dated February 22, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $21,239 beginning March 31, 2024. During the three months ended August 31, 2024, the Company made principal and interest payments on the PN3 in the amount of $52,221 and $11,496, respectively.	348,282	400,503

Promissory Note 4 (“PN4”) PN4 in the principal amount of $300,000 (the “PN4”) dated February 22, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $14,159 beginning March 31, 2024. During the three months ended August 31, 2024, the Company made principal and interest payments on the PN4 in the amount of $34,814 and $7,664, respectively	232,188	267,002

Promissory Note 5 (“PN5”) PN5 in the principal amount of $350,000 (the “PN5”) dated February 22, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $16,519 beginning March 31, 2024. During the three months ended August 31, 2024, the Company made principal and interest payments on the PN5 in the amount of $40,616 and $8,942, respectively.	270,887	311,503

Promissory Note 7 (“PN7”) PN7 in the principal amount of $100,000 (the “PN7”) dated March 6, 2024, which bears interest a rate of 12% per annum. Interest only payments are due quarterly in the amount of $3,500 for four quarters beginning March 29, 2024. The loan is due on February 28, 2025. During the three months ended August 31, 2024, the Company made principal and interest payments on PN7 in the amount of $0 and $3,500, respectively.	100,000	100,000

Promissory Note 8 (“PN8”) PN8 in the principal amount of $134,000 (the “PN8”) dated April 30, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $6,308 beginning May 31, 2024. During the three months ended August 31, 2024, the Company made principal and interest payments on the PN8 in the amount of $15,204 and $1,340, respectively.	113,828	129,032

Promissory Note 9 (“PN9”)

PN9 in the principal amount of $2,600,000 (the “PN9”) dated August 28, 2024. Principal in the amount of $2,200,000 automatically converted into 56,847,545 shares of the Company’s common stock on August 30,2024; the remaining principal in the amount of $400,000 bears interest at the rate of 12% per annum and is due on August 28, 2025. See note 17. The conversion of the $2,200,000 in principal was at the market price per share of $0.0387 on the date of the note, and no gain or loss was recognized on this transaction. No interest was accrued on this note during the three months ended August 31, 2024.

	400,000	-

Total	$2,254,750	$2,067,023

	August 31, 2024	May 31, 2024
Total Notes Payable – Related Party, Current Portion	$1,415,392	$988,472
Total Notes Payable – Related Party, Long Term Portion	$839,358	$1,078,551

Aggregate maturities of notes payable, convertible notes payable, and notes payable – related parties as of August 31, 2024 are as follows:

For the twelve months ended August 31,

2025	$1,845,243
2026	1,386,939
2027	922,120
2028	2,790,759
Total	$6,945,061

Note 15: Lease Liabilities - Financing Leases

	August 31, 2024	May 31, 2024

Financing lease obligation under a lease agreement for extraction equipment dated March 14, 2022 in the original amount of $359,900 payable in forty-eight monthly installments of $10,173 including interest at the rate of 15.89%. During the three months ended August 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $23,168 and $7,431, respectively.	$169,949	$193,117

Financing lease obligation under an agreement for equipment dated June 20, 2022 in the original amount of $12,400 payable in forty-eight monthly installments of $350 including interest at a rate of 15.78%. During the three months ended August 31, 2024, the Company made principal and interest payments on this lease obligation in the amounts of $445 and $80, respectively.	$2,914	3,359

Total	$172,863	$196,476

Current portion	$104,251	$96,224
Long-term maturities	68,612	100,252
Total	$172,863	$196,476

Aggregate maturities of lease liabilities – financing leases as of August 31, 2024 are as follows:

For the period ended August 31,

2025	$104,251
2026	68,612
2027	-
2028	-
2029	-
Thereafter	-
Total	$172,863

Note 16: Stockholders’ Equity

The Company’s authorized capital stock consists of 345,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

Common stock transactions for the three months ended August 31, 2024

On August 30, 2024, the Company issued 56,847,545 shares of common stock pursuant to the conversion $2,200,000 of the principal amount of a note payable (see note 17). No gain or loss was recorded on this transaction as the conversion occurred according to the term of the note.

Common stock transactions for the three months ended August 31, 2023

None.

The following table summarizes the significant terms of warrants outstanding at August 31, 2024. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants

$0.40-0.4125	20,726,901	1.55	$0.43	20,726,901	$0.43
	20,726,901	1.55	$0.43	20,726,901	$0.43

Transactions involving warrants are summarized as follows. This table does not include the unit warrants. See Unit Warrants section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2023	21,181,449	$0.46
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(454,548)	$0.41
Warrants outstanding at May 31, 2024	20,726,901	$0.43
Granted
Exercised	-	$-
Cancelled / Expired	-	$-
Warrants outstanding at August 31, 2024	20,726,901	$0.43

Stock Options

Stock options for the three months ended August 31, 2024

During the three months ended August 31, 2024, 41,667 warrants issued to the Company’s previous Chief Science Officer expired.

The following table summarizes the significant terms of options outstanding at August 31, 2024.

Range of exercise Prices	Number of options Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Options	Number of Options Exercisable	Weighted average exercise price of exercisable Option

$0.039	8,000,000	9.40	$0.039	1,833,332	$0.039

Transactions involving options are summarized as follows.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at May 31, 2024	8,041,667	$0.039
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(41,667)	$-
Options outstanding at August 31, 2024	8,000,000	$0.039

Stock options for the three months ended August 31, 2023

None.

During the three months ended August 31, 2024, the Company charged $28,802 to stock-based compensation expense, in connection with the vesting of stock options. There were no comparable charges during the three months ended August 31, 2023.

The aggregate intrinsic value of options outstanding and exercisable at August 31, 2024 and 2023 was $5,344 and $0, respectively. Aggregate intrinsic value represents the difference between the fair value of the Company’s stock on the last day of the fiscal period, which was $0.043 as of August 31, 2024, and the exercise price multiplied by the number of options outstanding and exercisable.

Note 17: Related Party Transactions

As of August 31, 2024 and May 31, 2024, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

During the three months ended August 31, 2024, the Company made payments of $10,000 to two of its three directors for their participation on the Board, for a total of $20,000. The Company’s CEO has waived his board fees for the period.

On August 28, 2024 the Company issued PN9, a note payable to a related party, in the principal amount of $2,600,000. Principal in the amount of $2,200,000 automatically converted into 56,847,545 shares of the Company’s common stock on August 30,2024; the remaining principal in the amount of $400,000 bears interest at the rate of 12% per annum and matures on August 28, 2025. See note 16.

At August 31, 2024, there are seven related party notes outstanding with a total principal amount of $2,254,750. See note 14.

Note 18: Income Taxes

The following table summarizes the Company’s income tax accrued for the three months ended August 31, 2024 and 2023:

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

The components of the income tax provision include:

	Three Months Ended August 31,
	2024	2023
Revenue	$4,805,165	$5,114,527
Directly attributable costs	(2,305,662)	(2,840,601)
Deferred	2,499,503	2,273,926
Tax rate	21%	21%
Tax expense	$524,896	$477,524

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

Note 19: Commitments and Contingencies

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Lease Arrangements

The Company leases several facilities for office, warehouse, and retail space. Currently lease commitments are as follows:

●

A lease that commenced in February 2019 for 1,400 square feet of office space located at 1718 Industrial Road, Las Vegas, NV 89102, for a term of eighteen months, and for rent of $1,785 per month. In June 2020, this lease was extended to August 31, 2022, with the monthly rent increasing to $1,867 until September 2021, after which time it will be subject to annual increases of 3%. The lease was extended again on April 1, 2022, effective September 1, 2022 until August 31, 2024. The monthly rent increased on September 1, 2022 to $2,084. Effective September 1, 2024, the monthly rent was increased to $2,310, and the term of the lease was extended to August 31, 2029.

●

A lease that commenced January 2018 for 1,000 square feet of storefront space plus 5,900 square feet of warehouse space located at 1800 Industrial Road, Suites 102, 160, and 180, Las Vegas, NV 89102, for a term of five years and for initial base rent of $7,500 per month, with annual increases of 3%. In February 2020, this lease was extended to February 28, 2030 and the monthly rent was increased by $600. At August 31, 2024, the monthly rent on this lease was $10,679.

●

A lease that commenced in February 2019 for 2,504 square feet of office space located at 1800 Industrial Road, Suite 100, Las Vegas, NV 89102 for a term of eighteen months and for initial rent of $3,210 per month, with annual increases of 4%. In February 2020, this lease was extended to February 28, 2030, and the lease was modified to include annual rent increases of 3%. At August 31, 2024, the monthly rent on this lease was $3,758.

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease. The $50,000 security deposit was forfeited to the Landlord and the Landlord has made no additional demands for payment or attempts at collection since August of 2017. These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of August 31, 2024.

Note 20: Subsequent Events

On September 10, 2024, the Company closed a transaction to redeem (i) unsecured debentures in the principal amount of $2,868,282, (ii) 15,488,901 shares of the Company’s common stock, and (iii) warrants to purchase 6,117,216 shares of the Company’s common stock held by Navy Capital Green Fund, L.P., and related entities.

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

Results of Operations for the Three Months Ended August 31, 2024 and 2023

The table below sets forth our select expenses as a percentage of revenue for the applicable periods:

	Three Months Ended	Three Months Ended
	August 31, 2024	August 31, 2023
Revenue	100%	100%
Cost of Goods Sold	57%	56%
Gross Margin	43%	44%
Selling, General, and Administrative Expenses	45%	53%

Interest expense	3%	9%
Provision for Income Tax	11%	9%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Three Months Ended	Three Months Ended
	August 31, 2024	August 31, 2023
Number of Customers Served (Dispensary)	66,257	71,566
Revenue	$4,805,165	$5,114,527
Gross Profit	$2,048,269	$2,273,926
Selling, General, and Administrative Expenses	$2,184,833	$2,729,900

Revenues

We had revenue of $4,805,165 during the three months ended August 31, 2024, a decrease of $309,362, or 6%, compared to revenue of $5,114,527 during the three months ended August 31, 2023. Our cannabis dispensary accounted for $3,067,075, or 64%, of our revenue for the three months ended August 31, 2024, a decrease of $241,467, or 7%, compared to $3,308,542 during the three months ended August 31, 2023. Dispensary revenue decreased during the first quarter of fiscal year 2025 because our average sales per day decreased from $35,962 during the first quarter of fiscal year 2024 to $33,338 during the first quarter of fiscal year 2025. Our cannabis production accounted for $1,738,090, or 36%, of our revenue for the three months ended August 31, 2024, a decrease of $67,896 or 4%, compared to $1,805,985 for the three months ended August 31, 2023.

Cost of Goods Sold

Our cost of goods sold for the three months ended August 31, 2024 was $2,756,896, a decrease of $83,705, or 3%, compared to cost of goods sold of $2,840,601 for the three months ended August 31, 2023. The decrease in cost of goods sold for the three months ended August 31, 2024 was primarily due to a decrease in sales. Cost of goods sold was 57.4% of sales during the three months ended August 31, 2024 resulting in a gross margin of 42.6%. Cost of goods sold was 55.5% of sales during the three months ended August 31, 2023 resulting in a gross margin of 44.5%. Cost of goods sold during the first quarter of the 2025 fiscal year primarily consisted of product cost of $2,2,12,051, labor, overhead, and fees of $451,234, supplies and materials of $88,953, and licenses and fees of $4,658. Cost of goods sold during the first quarter of the 2024 fiscal year primarily consisted of product cost of $2,400,010, labor and overhead of $331,127, supplies and materials of $100,989, and licenses and fees of $8,475.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, decreased by $545,067, or approximately 20%, to $2,184,833 during the three months ended August 31, 2024, compared to $2,729,900 for the three months ended August 31, 2023. The decrease in SG&A expenses for the three months ended August 31, 2024 was primarily due to decreases in payroll and related costs in the amount of $162,252 and professional fees in the amount of $154,910.

SG&A expense during the three months ended August 31, 2024 was primarily attributable to an aggregate of $1,701,524 in costs associated with operating the Oasis LLCs, a decrease of $504,356 compared to $2,205,880 during the three months ended August 31, 2023. The major components of the decrease were as follows: professional fees of $42,300 compared to $230,872; office expenses of $476,556 compared to $550,336; payroll and related costs of $1,113,163 compared to $1,171,719; sales and marketing costs of $76,456 compared to $115,461; and taxes & licenses of $159,582 compared to $187,586. The amount of SG&A expenses allocated to cost of sales during the period also increased from $362,926 to $403,228, further reducing the net amount of SG&A expenses. There were no categories of SG&A expenses that increased during the period compared to the prior year.

Finally, SG&A decreased by $40,711 during the three months ended August 31, 2024 as a result of an increase in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $483,310 from $524,021 during the three months ended August 31, 2023. The major component of this decrease compared to the first quarter of fiscal 2025 was a decrease in payroll and related costs of $103,696. This decrease was partially offset by an increase in professional fees in the amount of $33,662 and non-cash compensation in the amount of $28,802.

Interest Expense, Net

Our interest expense was $159,403 for the three months ended August 31, 2024, a decrease of $298,069, or 65%, compared to $457,472 for the three months ended August 31, 2023. The decrease consisted primarily of a decrease in the amount $152,421 related to the amortization of discounts on notes payable; a decrease in the amount of $77,296 related to interest on our notes and debentures due to decreased principal balances; a decrease in the amount of $64,812 in connection our short term financing arrangements due to decreased principal balances; and a decrease in the amount of $3,540 in connection with our financing leases, also due to reduced principal balances.

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $524,896 during the three months ended August 31, 2024 compared to $477,624 during the three months ended August 31, 2023. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

For the reasons above, our net loss for the three months ended August 31, 2024 was $820,863 compared to a net loss of $461,733 for the three months ended August 31, 2023, an increase of $359,130, or 78%.

Non-Controlling Interest

During the three months ended August 31, 2024 and 2023, the income (loss) associated with the non-controlling interest in Kealii Okamalu was ($0) and ($2,108), respectively. This amount is comprised of the third-party portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the three months ended August 31, 2024 was $820,863 compared to a net loss of $463,841 for the three months ended August 31, 2023, an increase of $357,022 or 77%.

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

	Three Months Ended August 31, 2024	Three Months Ended August 31, 2023
Net Loss attributable to CLS Holdings, Inc.	$(820,863)	$(463,841)
Add:
Interest expense, net	159,403	457,472
Provision for taxes	524,896	477,524
Depreciation and amortization	134,487	166,474
EBITDA (1)	$(2,077)	$637,629
Less non-recurring gains and losses:
Gain on settlement of accounts payable	$-	$(4,375)
Employee retention tax credit	-	(924,862)
Adjusted EBITDA (2)	$(2,077)	$(291,608)

(1)	Net loss plus interest, taxes, depreciation, and amortization.
(2)	EBITDA adjusted for non-recurring gains, losses, and impairments.

Liquidity and Capital Resources

Since our inception we have funded our operations and capital spending primarily through the issuance of debt and common stock. At August 31, 2024, we had cash of $3,121,349 (including restricted cash in the amount of $2,600,000) and a working capital deficit of $9,784,390; at October 8, 2024, we had cash of $941,951. We generated cash flow from operating activities of $252,250 for the three months ended August 31, 2024, compared to $783,250 for the three months ended August 31, 2023. As of August 31, 2024, we had an accumulated deficit of $114,187,913. The Company’s auditors have included a going concern qualification in their audit report for the years ended May 31, 2024 and 2023.

During the past two years, we have been involved in a focused effort to reduce our debt burden through a combination of settlements, restructurings, principal payments, and conversions of debt to common stock. The following table illustrates the results of these efforts:

Principal balance of debt:

	August 31, 2024	May 31, 2024	May 31, 2023	May 31, 2022
Convertible notes payable including related party	$3,985,481	$4,001,431	$7,606,102	$19,448,821
Current portion	$375,025	$302,005	$3,853,051	$9,448,821

Notes Payable and Debentures	$704,830	$741,052	$3,472,661	$4,375,000
Current portion	$125,107	$139,345	$1,439,584	$-

Notes Payable, Related Party	$2,254,750	$2,067,023	$-	$-
Current portion	$1,415,392	$988,472	$-	$-

Total	$6,945,061	$6,809,506	$11,981,102	$23,823,821
Current portion	$1,915,524	$1,429,822	$5,292,635	$19,448,821

We intend to continue these efforts to further reduce our debt burden in the coming year. During the three months ended August 31, 2024, we raised $2,600,000 from the issuance of a note payable to a related party; $2,200,000 of this amount was converted to 56,847,545 shares of common stock during the period, and $400,000 remains on the balance sheet as a note payable at August 31, 2024. The $2,600,000 was used to retire debt in the aggregate principal amount of $2,868,282 in September 2024. We believe we have resources in place with existing and prospective lenders to continue to reduce our debt burden, though there can be no guarantee that this will be the case.

Our working capital deficit is due primarily to accruals for taxes payable under Section 280E of the Internal Revenue Code in the amount of $9,424,759 and $8,899,863 at August 31, 2024. It is the Company’s position that these taxes will not ultimately be owed. Removing this amount from the calculation of net working capital results in a working capital deficit of $359,631 at August 31, 2024.

The Company continues to generate positive cash flow from operating activities, which were $252,250 for the three months ended August 31, 2024 compared to $783,250 for the three months ended August 31, 2023. We intend to continue to focus on operational activities in order to further improve our cash flow.

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

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. With the exception of the first quarter of fiscal 2022, we have incurred losses from operations since inception, and have an accumulated deficit of $114,371,372 as of August 31, 2024, compared to $113,367,050 as of May 31, 2024. We had a working capital deficit of $9,784,390 as of August 31, 2024, compared to a working capital deficit of $10,928,252 as of May 31, 2024. The report of our independent auditors for the year ended May 31, 2024 contained a going concern qualification.

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

CLS HOLDINGS USA, INC.

Date: October 11, 2024	By:	/s/ Andrew Glashow
Andrew Glashow Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)