Form 10-Q
period 2024-11-30
CLS Holdings USA, Inc.
filed 2025-01-10
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

or

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 164,734,517 shares of $0.0001 par value common stock outstanding as of January 8, 2025.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended November 30, 2024

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2024	2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$592,584	$600,007
Accounts Receivable	1,152,082	682,894
Inventory	1,805,661	1,968,573
Prepaid expenses and other current assets	39,934	49,309
Total current assets	3,590,261	3,300,783

Property, plant and equipment, net of accumulated depreciation of $3,572,740 and $3,318,550	2,184,815	2,423,553
Right of use assets, operating leases	1,385,830	1,475,351
Intangible assets, net of accumulated amortization of $351,824 and $348,015	8,327	9,978
Goodwill	557,896	557,896
Other assets	157,500	157,500

Total assets	$7,884,629	$7,925,061

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,400,037	$3,356,059
Accrued interest	15,600	3,600
Due to related party	40,000	-
Lease liability - operating leases, current	484,601	443,467
Lease liability - financing leases, current	108,410	96,224
Taxes Payable	9,888,537	8,899,863
Notes payable, current	128,898	139,345
Notes payable - related party, current	1,514,362	988,472
Convertible notes payable, current	126,043	302,005

Total current liabilities	16,706,488	14,229,035
Noncurrent liabilities
Lease liability - operating leases, non-current	1,188,793	1,318,644
Lease liability - financing leases, non-current	39,899	100,252
Notes payable, non-current, net of discount of $0 and $193,756	34,702	407,951
Notes payable - related party, non-current	666,122	1,078,551
Convertible notes payable, non-current	1,535,283	3,699,426

Total Liabilities	20,171,287	20,833,859

Commitments and contingencies	-	-

Stockholder's deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 345,000,000 shares authorized; 164,734,517 and 124,500,873 shares issued and outstanding at November 30, 2024 and May 31, 2024, respectively	16,474	12,450
Additional paid-in capital	103,046,249	101,519,599
Common stock subscribed	65,702	65,702
Accumulated deficit	(114,275,584)	(113,367,050)
Stockholder's deficit attributable to CLS Holdings, Inc.	(11,147,159)	(11,769,299)
Non-controlling interest	(1,139,499)	(1,139,499)
Total stockholder's deficit	(12,286,658)	(12,908,798)

Total liabilities and stockholders' deficit	$7,884,629	$7,925,061

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023

Revenue	4,161,270	5,197,214	8,966,435	10,311,741
Cost of goods sold	2,389,245	3,025,595	5,146,141	5,866,196
Gross margin	1,772,025	2,171,619	3,820,294	4,445,545

Selling, general and administrative expenses	2,095,099	2,606,918	4,279,932	5,336,818
Total operating expenses	2,095,099	2,606,918	4,279,932	5,336,818

Operating income (loss)	(323,074)	(435,299)	(459,638)	(891,273)

Other (income) expense:
Interest expense, net	295,715	410,841	455,118	868,313
Employee retention tax credit income	(50,103)	-	(50,103)	(924,862)
(Gain) on settlement of debt	(949,793)	-	(949,793)	-
(Gain) on settlement of accounts payable	-	-	-	(4,375)
Total other (income) expense	(704,181)	410,841	(544,778)	(60,924)

Income (Loss) before income taxes	381,107	(846,140)	85,140	(830,349)

Provision for income tax	(468,778)	(456,040)	(993,674)	(933,564)

Net loss	(87,671)	(1,302,180)	(908,534)	(1,763,913)

Non-controlling interest	-	(92)	-	(2,200)

Net loss attributable to CLS Holdings, Inc.	(87,671)	(1,302,272)	(908,534)	(1,766,113)

Net loss per share - basic	0.00	(0.02)	(0.01)	(0.02)

Net loss per share - diluted	(0.00)	(0.02)	(0.01)	(0.02)

Weighted average shares outstanding - basic	167,203,078	72,543,141	146,045,945	72,543,141

Weighted average shares outstanding - diluted	167,203,078	72,543,141	146,045,945	72,543,141

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid In	Stock	Accumulated	Non-controlling
	Amount	Value	Capital	Payable	Deficit	Interest	Total

Balance, August 31, 2023	72,543,141	$7,255	$96,147,784	$65,702	$(109,343,287)	$(1,139,759)	$(14,262,305)
Discount on convertible notes payable	-	-	62,400	-	-	-	62,400
Loss for the three months ended November 30, 2023	-	-	-	-	(1,302,272)	92	(1,302,180)
Balance, November 30, 2023	72,543,141	$7,255	$96,210,184	$65,702	$(110,645,559)	$(1,139,667)	$(15,502,085)

Balance, May 31, 2023	72,543,141	$7,255	$96,147,784	$65,702	$(108,879,446)	$(1,141,867)	$(13,800,572)
Discount on convertible notes payable	-	-	62,400	-	-	-	62,400
Loss for the six months ended November 30, 2023	-	-	-	-	(1,766,113)	2,200	(1,763,913)
Balance, November 30, 2023	72,543,141	$7,255	$96,210,184	$65,702	$(110,645,559)	$(1,139,667)	$(15,502,085)

Balance, August 31, 2024	181,348,418	$18,135	$103,742,716	$65,702	$(114,187,913)	$(1,139,499)	$(11,500,859)
Shares purchased from related party	(1,125,000)	(112)	(39,888)	-	-	-	(40,000)
Shares and warrants cancelled in debt settlement	(15,488,901)	(1,549)	(679,961)	-	-	-	(681,510)
Amortization of employee stock options	-	-	23,382	-	-	-	23,382
Loss for the three months ended November 30, 2024	-	-	-	-	(87,671)	-	(87,671)
Balance, November 30, 2024	164,734,517	$16,474	$103,046,249	$65,702	$(114,275,584)	$(1,139,499)	$(12,286,658)

Balance, May 31, 2024	124,500,873	$12,450	$101,519,599	$65,702	$(113,367,050)	$(1,139,499)	$(12,908,798)
Conversion of notes payable	56,847,545	5,685	2,194,315	-	-	-	2,200,000
Shares purchased from related party	(1,125,000)	(112)	(39,888)	-	-	-	(40,000)
Shares and warrants cancelled in debt settlement	(15,488,901)	(1,549)	(679,961)	-	-	-	(681,510)
Amortization of employee stock options	-	-	52,184	-	-	-	52,184
Loss for the six months ended November 30, 2024	-	-	-	-	(908,534)	-	(908,534)
Balance, November 30, 2024	164,734,517	$16,474	$103,046,249	$65,702	$(114,275,584)	$(1,139,499)	$(12,286,658)

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	November 30, 2024	November 30,2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(908,534)	$(1,763,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	52,184	-
Amortization of debt discounts and fees	193,756	335,999
Depreciation and amortization expense	256,530	332,748
Gain on settlement of accounts payable	-	(4,375)
Gain on settlement of debt	(949,793)	-
Bad debt expense	-	393
Changes in assets and liabilities:
Accounts receivable	(469,188)	(502,200)
Prepaid expenses and other current assets	9,375	78,765
Inventory	162,912	371,079
Right of use asset	209,922	186,424
Accounts payable and accrued expenses	1,043,978	1,000,336
Accrued interest	87,638	216,098
Deferred tax liability	988,674	933,564
Operating lease liability	(209,118)	(180,287)
Net cash provided by operating activities	468,336	1,004,631

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(16,141)	(44,248)
Payment for construction security deposit	-	(58,175)
Net cash used in investing activities	(16,141)	(102,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from the issuance of convertible notes payable	2,600,000	-
Cash received from issuance of note payable - related party	150,000	-
Principal payment on notes and cancellation of shares	(2,600,000)	-
Principal payments on convertible notes payable	(48,093)	(100,000)
Principal payments on notes payable	(76,819)	(477,084)
Principal payments on notes payable -related party	(436,539)	-
Proceeds of loan payable	-	960,000
Repayments of loan payable	-	(481,943)
Principal payments on finance leases	(48,167)	(41,931)
Net cash used in financing activities	(459,618)	(140,958)

Net (decrease) increase in cash and cash equivalents	(7,423)	761,250

Cash and cash equivalents at beginning of period	600,007	998,421

Cash and cash equivalents at end of period	$592,584	$1,759,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$115,333	$163,783
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of notes payable	$2,200,000	$-
Capitalized interest	$75,638	$-
Initial ROU asset and lease liability - operating	$120,401	$224,899
Discount on convertible note payable	$-	$62,400
Cancellation of shares held by related party	$40,000	$-

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2024

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

Our wholesale operations, which occupies approximately 10,000 square feet of a 22,000 square foot warehouse, began sales to third parties in August 2017 and completed construction and received a certificate of occupancy for its state-of-the-art extraction facility in December of 2019. We have made sales to over 88 external customers as of November 30, 2024. Our existing product line includes vaporizers, tinctures, ethanol produced THC distillate, and live and cured hydrocarbon concentrates. At present, the City Trees cultivation facility only grows breeding stock to preserve valuable genetics and does not offer its crops for sale or processing. As a result, all raw materials for manufacturing are sourced from third parties.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $592,584 and $600,007 as of November 30, 2024 and May 31, 2024, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had bad debt expense of $0 and $93 during the three months ended November 30, 2024 and 2023.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At November 30, 2024, the net carrying value of goodwill on the Company’s balance sheet remained at $557,896.

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company was eligible for a refundable employee retention tax credit (the “ERTC”), subject to certain criteria. As ERTCs are not within the scope of ASC 740, Income Taxes, the Company has chosen to account for the ERTCs by analogizing to the International Standard IAS 20, Accounting/or Government Grants and Disclosure of Government Assistance (“IAS 20”). In accordance with IAS 20, an entity recognizes government grants only when there is reasonable assurance that the entity will comply with the conditions attached to them and the grants will be received. During the three months ended November 30, 2024 and 2023, the Company received an aggregate of $50,103 and $0, respectively, and during the six months ended November 30, 2024 and 2023, the Company received an aggregate of $50,103 and $924,862, respectively; these amounts were accounted for as other income on the Company’s condensed consolidated statement of operations.

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

Non-Controlling Interests

The Company reports “non-controlling interest in subsidiary” as a component of equity, separate from parent’s equity, on the Consolidated Balance Sheets. In addition, the Company’s Consolidated Statements of Operations includes “net income (loss) attributable to non-controlling interest.” There was no non-controlling interest reported during the three and six months ended November 30, 2024. During the three and six months ended November 30, 2023, the Company reported a non-controlling interest in the amount of $(92) and ($2,200), respectively, representing 50% of the income (loss) incurred by its partially owned subsidiary, Kealii Okamalu.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $96,709 and $103,448 for the three months ended November 30, 2024 and 2023, respectively, and $174,710 and $227,059 for the six months ended November 30, 2024 and 2023, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $281 and $431 for the three months ended November 30, 2024 and 2023, respectively, and $421 and $1,887 for the six months ended November 30, 2024 and 2023, respectively.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and six months ended November 30, 2024 and 2023:

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2024	November 30, 2023
Cannabis Dispensary	2,706,856	3,104,064
Cannabis Production	1,454,414	2,093,150
	$4,161,270	$5,197,214

	For the Six	For the Six
	Months Ended	Months Ended
	November 30, 2024	November 30, 2023
Cannabis Dispensary	5,773,932	6,412,606
Cannabis Production	3,192,503	3,899,135
	$8,966,435	$10,311,741

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At November 30, 2024 and 2023, the Company had the following potentially dilutive instruments outstanding: at November 30, 2024, a total of 46,300,414 shares (14,549,685 issuable upon the exercise of warrants, 23,733,229 issuable upon the conversion of convertible notes payable and accrued interest, 8,000,000 shares issuable upon the conversion of stock options, and 17,500 in stock to be issued); and at November 30, 2023, a total of 73,715,637 shares (21,181,449 issuable upon the exercise of warrants, 52,516,688 issuable upon the conversion of convertible notes payable and accrued interest, and 17,500 in stock to be issued).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the three months ended November 30, 2024 and 2023. For the three months ended November 30, 2024 and 2023, the Company excluded from the calculation of fully diluted earnings per share the following instruments which were anti-dilutive: shares issuable pursuant to the conversion of notes payable and accrued interest, shares issuable pursuant to the exercise of warrants, and shares of common stock issuable.

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2: Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $114,275,584 as of November 30, 2024. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with revenues from operations.

Note 3: Accounts Receivable

Accounts receivable was $1,152,082 and $682,894 at November 30, 2024 and May 31, 2024, respectively. The Company had bad debt expense of $0 and $93 during the three months ended November 30, 2024 and 2023. The Company had bad debt expense of $0 and $393 during the six months ended November 30, 2024 and 2023. No allowance for doubtful accounts was necessary during the three months ended November 30, 2024 and 2023.

Note 4: Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	November 30,	May 31,
	2024	2024
Raw materials	$287,064	$386,803
Finished goods	1,518,597	1,581,770
Total	$1,805,661	$1,968,573

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 5: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at November 30, 2024 and May 31, 2024:

	November 30,	May 31,
	2024	2024
Prepaid license fees	7,000	14,659
Other prepaid expenses	32,934	34,650
Total	$39,934	$49,309

Prepaid expenses primarily of (i) annual license fees charged by the State of Nevada; (ii) insurance costs; (iii) supplies; (iv) rent; and (v) board fees.

Note 6: Property, Plant and Equipment

Property, plant and equipment consisted of the following at November 30, 2024 and May 31, 2024:

	November 30, 2024	May 31, 2024
Office equipment	$163,126	$163,126
Furniture and fixtures	149,478	148,358
Machinery & Equipment	2,522,795	2,519,455
Leasehold improvements	2,922,156	2,911,164
Less: accumulated depreciation	(3,572,740)	(3,318,550)
Property, plant, and equipment, net	$2,184,815	$2,423,553

The Company made payments in the amounts of $16,141 and $44,248 for property and equipment during the six months ended November 30, 2024 and 2023, respectively.

Depreciation expense totaled $121,219 and $158,497 for the three months ended November 30, 2024 and 2023, respectively. Depreciation expense totaled $254,880 and $317,250 for the six months ended November 30, 2024 and 2023, respectively.

Note 7: Right of Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 10.5 years, some of which include options to extend.

The Company’s lease expense for the three months ended November 30, 2024 and 2023 was entirely comprised of operating leases and amounted to $140,612 and $123,408, respectively. The Company’s lease expense for the six months ended November 30, 2024 and 2023 was entirely comprised of operating leases and amounted to $278,097 and $257,611, respectively.

The Company’s right of use (“ROU”) asset amortization for the three months ended November 30, 2024 and 2023 was $106,422 and $89,736, respectively. The Company’s ROU asset amortization for the six months ended November 30, 2024 and 2023 was $209,922 and $186,424, respectively.

The Company has recorded total right of use assets of $4,384,520 and liabilities in the amount of $4,341,120 through November 30, 2024.

Right of use assets – operating leases are summarized below:

November 30, 2024
Amount at inception of leases	$4,504,921
Amount amortized	(2,913,203)
Prior Period Impairment of Quinn River Lease	(205,888)
Balance – November 30, 2024	$1,385,830

Operating lease liabilities are summarized below:

Amount at inception of leases	$4,461,521
Amount amortized	(2,788,127)
Balance – November 30, 2024	$1,673,394

Warehouse and offices	$1,463,997
Land	205,888
Office equipment	3,509
Balance – November 30, 2024	$1,673,394

Lease liability	$1,673,394
Less: current portion	(484,601)
Lease liability, non-current	$1,188,793

Maturity analysis under these lease agreements is as follows:

Twelve months ended November 30, 2025	$676,970
Twelve months ended November 30, 2026	395,348
Twelve months ended November 30, 2027	321,828
Twelve months ended November 30, 2028	322,329
Twelve months ended November 30, 2029	263,561
Thereafter	155,779
Total	$2,135,815
Less: Present value discount	(462,421)
Lease liability	$1,673,394

Note 8: Intangible Assets

Intangible assets consisted of the following at November 30, 2024 and May 31, 2024:

	November 30, 2024
		Accumulated
	Gross	Amortization	Impairment	Net
License & Customer Relations	$110,000	$(110,000)	-	-
Tradenames - Trademarks	222,000	(222,000)	-	-
Domain Names	28,151	(19,824)	-	8,327
Total	$357,993	$(351,824)	-	$8,327

	May 31, 2024
		Accumulated
	Gross	Amortization	Impairment	Net
License & Customer Relations	110,000	(110,000)	-	-
Tradenames - Trademarks	222,000	(222,000)	-	-
Domain Names	25,993	(16,015)	-	9,978
Total	$357,993	$(348,015)	$-	$9,978

Total amortization expense charged to operations for the three months ended November 30, 2024 and 2023 was $825 and $7,750, respectively. Total amortization expense charged to operations for the six months ended November 30, 2024 and 2023 was $1,651 and $15,501, respectively.

Remaining amortization expense for intangible assets as of November 30, 2024 is as follows:

2025	$2,478
2026	3,304
2027	2,545
$8,327

Note 9: Goodwill

Goodwill in the amount of $557,896 is carried on the Company’s balance sheet at November 30, 2024 and May 31, 2024 in connection with the acquisition of Alternative Solutions on June 27, 2018.

Goodwill Impairment Test

The Company assessed its intangible assets as of May 31, 2024 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company determined that the fair value of its intangible assets exceeded the carrying value of goodwill at May 31, 2024. As a result, no impairment was recorded. At November 30, 2024 and May 31, 2024, the net amount of goodwill on the Company’s balance sheet was $557,896.

Note 10: Other Assets

Other assets included the following as of November 30, 2024 and May 31, 2024:

	November 30,	May 31,
	2024	2024
Security deposits	157,500	157,500
	$157,500	$157,500

Note 11: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at November 30, 2024 and May 31, 2024:

	November 30, 2024	May 31, 2024
Trade accounts payable	$3,708,509	$2,508,769
Accrued payroll and payroll taxes	313,275	313,296
Accrued liabilities	378,253	533,994
Total	$4,400,037	$3,356,059

Note 12: Due to Related Party

On November 1, 2024, the Company acquired and cancelled 1,125,000 shares of common stock from a board member at a cost of $40,000. These shares were valued at $0.0557 per shares, which was the closing price on the date of the cancellation; a gain in the amount of $22,663 was recorded on this transaction. The purchase price of $40,000 had not been paid at November 30, 2024.

Note 13: Notes Payable

November 30, 2024	May 31, 2024

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

During the three and six months ended November 30, 2024, the Company amortized discounts on the Debenture 2 in the aggregate amount of $0 and $197, respectively. During the three and six months ended November 30, 2024, the Company made principal and interest payments in the amount of $0 and $17,917, respectively, on Debenture 2. As of November 30, 2024, Debenture 2 has been paid in full.

-	17,917

	November 30, 2024	May 31, 2024

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

During the three months and six ended November 30, 2024, the Company amortized discounts in the amount of $183,263 and $193,560, respectively, on Debenture 6. During the three and six months ended November 30, 2024, the Company capitalized interest in the amount of $10,708 on Debenture 6. During the three months and six ended November 30, 2024, the Company made principal payments in the amount of $511,340 on Debenture 6 (see note 17). At November 30, 2024, all amounts due under Debenture 6 have been paid in full.

	-	500,632

Promissory Note 6 (“PN 6”) PN6 in the principal amount of $250,000 (the “PN6”) dated February 22, 2024, which bears interest a rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $11,799 beginning March 31, 2024. During the three and six months ended November 30, 2024, the Company made principal payments in the amount of $29,890 and $58,902, respectively, on PN6. During the three and six months ended November 30, 2024, the Company made interest payments on PN6 in the amount of $5,508 and $11,895, respectively.	163,600	222,502
Notes Payable	$163,600	$741,052
Less: Discount	-	(193,756)
Notes Payable, Net of Discount	$163,600	$547,296

	November 30, 2024	May 31, 2024
Total Notes Payable, Current Portion	$128,898	$139,345
Total Notes Payable, Long-term Portion, net of discount	$34,702	$407,951

Note 14: Convertible Notes Payable

November 30, 2024	May 31, 2024

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

On December 29, 2023, the U.S. Convertible Debenture 2 was amended as follows: (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) principal payments in the amount of $8,000 per month are due for 48 months beginning January 31, 2024, and a balloon payment in the amount of $235,658 will be due on January 31, 2028; (iv) accrued interest in the amount of $54,053 was added to the principal balance. A loss on extinguishment of debt in the amount of $344,036 was charged to operations in connection with this transaction. During the years ended May 31, 2024 and 2023, the Company accrued interest in the amounts of $37,526 and $27,717, on the U.S. Convertible Debenture 2, respectively. During the three and six months ended November 30, 2024, the Company made principal payments in the amount of $471,387 and $481,005, respectively, on the U.S. Convertible Debenture 2 (see note 17). During the three and six months ended November 30, 2024, the Company made interest payments in the amount of $6,381 on the U.S. Convertible Debenture 2. At November 30, 2024, all amounts due under U.S. Convertible Debenture 2 have been paid in full.

$-	481,005

November 30, 2024	May 31, 2024

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

On January 4, 2024, debenture holders exercised Put Rights with regard to the Canaccord Debentures with a principal amount of $3,875,095, the Company made a cash payment to the debenture holders in the amount of $2,325,056 representing 60% of the principal amount of these debentures, and the principal amount of $1,550,039 representing 40% of the principal amount of these debentures was forgiven. The principal balance of the Canaccord Dentures subsequent to the January 4 Put Rights exercise was $1,544,231. Interest at the rate of 8.0% per annum on this amount will be capitalized monthly through February 28, 2025. Principal and interest payments in the amount of $28,522 will be due monthly beginning March 31, 2025 and continuing through December 31, 2027; on January 31, 2028 a balloon payment in the amount of $1,038,777 will be due. A gain on settlement of debt in the amount of $2,015,051 was recognized in connection with this transaction. During the three and six months ended November 30, 2024, the Company capitalized interest in the amounts of $32,788 and $64,930 on the Canaccord Debentures.

On December 27, 2024, the Company executed a Supplemental Indenture to amend that certain debenture indenture by and between the Company and Odyssey Trust Company, as Trustee, dated as of December 12, 2018, as supplemented March 31, 2021, as supplemented September 15, 2022, and as supplemented December 28, 2023, in order to amended the terms of its outstanding $1,378,778 principal amount unsecured convertible debentures Canaccord Debentures issued December 12, 2018 to provide the Company an option to redeem all outstanding Canaccord Debentures in cash at a redemption price equal to $600 per $1,000 principal amount of Canaccord Debentures; any accrued but unpaid interest through to and including the redemption date shall not be paid and shall be cancelled. See note 22.

1,661,326	1,596,396

	November 30, 2024	May 31, 2024

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

On December 29, 2023, the U.S. Convertible Debenture 1 was amended as follows: (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) the maturity date was extended to January 31, 2028; (iv) accrued interest in the amount of $215,414 was added to the principal balance. A loss on extinguishment of debt in the amount of $1,376,083 was charged to operations in connection with this transaction. During the three and six months ended November 30, 2024, the Company made principal payments in the amount of $1,885,556 and $1,924,030, respectively, on the U.S. Convertible Debenture 1 (see note 17). During the three and six months ended November 30, 2024, the Company made interest payments in the amount of $25,226 on the U.S. Convertible Debenture 1. At November 30, 2024, all amounts due under U.S. Convertible Debenture 1 have been paid in full.

	-	1,924,030

Total Convertible Notes Payable	$1,661,326	$4,001,431

	November 30, 2024	May 31, 2024
Total – Convertible Notes Payable, Current Portion	$126,043	$302,005
Total – Convertible Notes Payable, Long-term Portion	$1,535,283	$3,699,426

Note 15: Notes Payable – Related Party

	November 30, 2024	May 31, 2024
Promissory Note 1 (“APN1”) PN1 Debenture in the principal amount of $475,000 (the “PN1”) dated January 2, 2024, which bears interest at a rate of 12% per annum. Principal and interest payments are due monthly for 36 months in the amount $15,917 beginning February 29, 2024. During the three and six months ended November 30, 2024, the Company made principal payments on the PN1 in the amount of $36,142 and $71,221, respectively. During the three and six months ended November 30, 2024, the Company made interest payments on the PN1 in the amount of $11,610 and $24,284, respectively.	$362,840	$434,061

Promissory Note 2 (“PN2”) PN2 in the principal amount of $465,000 (the “PN2”) dated January 2, 2024, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 36 months in the amount $15,582 beginning February 29, 2024. During the three and six months ended November 30, 2024, the Company made principal payments on the PN2 in the amount of $35,382 and $69,722, respectively. During the three and six months ended November 30, 2024, the Company made interest payments on the PN2 in the amount of $11,366 and $23,773, respectively.	355,201	424,923

Promissory Note 3 (“PN3”) PN3 in the principal amount of $450,000 (the “PN3”) dated February 22, 2024, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $21,239 beginning March 31, 2024. During the three and six months ended November 30, 2024, the Company made principal payments on the PN3 in the amount of $53,802 and $106,023, respectively. During the three and six months ended November 30, 2024, the Company made interest payments on the PN3 in the amount of $9,914 and $21,410, respectively.	294,480	400,503

Promissory Note 4 (“PN4”) PN4 in the principal amount of $300,000 (the “PN4”) dated February 22, 2024, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $14,159 beginning March 31, 2024. During the three and six months ended November 30, 2024, the Company made principal payments on the PN4 in the amount of $35,868 and $70,682, respectively. During the three and six months ended November 30, 2024, the Company made interest payments on the PN4 in the amount of $6,609 and $14,274, respectively.	196,320	267,002

Promissory Note 5 (“PN5”) PN5 in the principal amount of $350,000 (the “PN5”) dated February 22, 2024, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $16,519 beginning March 31, 2024. During the three and six months ended November 30, 2024, the Company made principal payments on the PN5 in the amount of $41,487 and $82,463, respectively. During the three and six months ended November 30, 2024, the Company made interest payments on the PN5 in the amount of $7,711 and $16,653, respectively.	229,040	311,503

Promissory Note 7 (“PN7”) PN7 in the principal amount of $100,000 (the “PN7”) dated March 6, 2024, which bears interest at the rate of 12% per annum. Interest only payments are due quarterly in the amount of $3,500 for four quarters beginning March 29, 2024. The loan is due on February 28, 2025. During the three and six months ended November 30, 2024, the Company made principal payments on PN7 in the amount of $0. During the three and six months ended November 30, 2024, the Company made interest payments on the PN7 in the amount of $3,500 and $7,000, respectively.	100,000	100,000

Promissory Note 8 (“PN8”) PN8 in the principal amount of $134,000 (the “PN8”) dated April 30, 2024, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $6,308 beginning May 31, 2024. During the three and six months ended November 30, 2024, the Company made principal payments on the PN8 in the amount of $15,664 and $30,867, respectively. During the three and six months ended November 30, 2024, the Company made interest payments on the PN8 in the amount of $3,529 and $6,979, respectively.	98,164	129,031

	November 30, 2024	May 31, 2024

Promissory Note 9 (“PN9”)

PN9 in the principal amount of $2,600,000 (the “PN9”) dated August 28, 2024. Principal in the amount of $2,200,000 automatically converted into 56,847,545 shares of the Company’s common stock on August 30,2024; the remaining principal in the amount of $400,000 bears interest at the rate of 12% per annum and is due on August 28, 2025. The conversion of the $2,200,000 in principal was at the market price per share of $0.0387 on the date of the note, and no gain or loss was recognized on this transaction. See note 17. No interest was accrued on this note during the three months ended November 30, 2024. During the three and six months ended November 30, 2024, the Company accrued interest on the PN9 in the amount of $12,000.

	400,000	-

Promissory Note 10 (“PN10”) PN10 in the principal amount of $150,000 (the “PN10”) dated October 15, 2024, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $7,061 beginning November 30, 2024. During the three and six months ended November 30, 2024, the Company made principal payments on the PN10 in the amount of $5,561. During the three and six months ended November 30, 2024, the Company made interest payments on the PN10 in the amount of $1,500.	144,439	-

Total	$2,180,484	$2,067,023

	November 30, 2024	May 31, 2024
Total Notes Payable – Related Party, Current Portion	$1,514,362	$988,472
Total Notes Payable – Related Party, Long Term Portion	$666,122	$1,078,551

Aggregate maturities of notes payable, convertible notes payable, and notes payable – related parties as of November 30, 2024 are as follows:

For the twelve months ended November 30,

2025	$1,769,303
2026	866,804
2027	309,042
2028	1,060,261
Total	$4,005,410

Note 16: Lease Liabilities - Financing Leases

	November 30, 2024	May 31, 2024
Financing lease obligation under a lease agreement for extraction equipment dated March 14, 2022 in the original amount of $359,900 payable in forty-eight monthly installments of $10,173 including interest at the rate of 15.89%. During the three and six months ended November 30, 2024, the Company made principal payments on this lease obligation in the amounts of $23,168 and $47,266, respectively. During the three and six months ended November 30, 2024, the Company made interest payments on this lease obligation in the amounts of $6,421 and $13,772, respectively.	$145,851	$193,117

Financing lease obligation under an agreement for equipment dated June 20, 2022 in the original amount of $12,400 payable in forty-eight monthly installments of $350 including interest at a rate of 15.78%. During the three and six months ended November 30, 2024, the Company made principal payments on this lease obligation in the amounts of $456 and $901, respectively. During the three and six months ended November 30, 2024, the Company made interest payments on this lease obligation in the amounts of $69 and $149, respectively.	$2,458	3,359

Total	$148,309	$196,476

Current portion	$108,410	$96,224
Long-term maturities	39,899	100,252
Total	$148,309	$196,476

Aggregate maturities of lease liabilities – financing leases as of November 30, 2024 are as follows:

For the period ended November 30,

2025	$108,410
2026	39,899
Total	$148,309

Note 17: Stockholders’ Equity

The Company’s authorized capital stock consists of 345,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

Common stock transactions for the six months ended November 30, 2024

On August 30, 2024, the Company issued 56,847,545 shares of common stock pursuant to the conversion $2,200,000 of the principal amount of a note payable (see note 15). No gain or loss was recorded on this transaction as the conversion occurred according to the terms of the note.

On September 10, 2024, the Company settled three notes payable in the aggregate principal amount of $2,868,282 for a cash payment in the amount of $2,600,000. In addition, the noteholders returned for cancellation a total of 15,488,901 shares of the Company’s common stock and warrants to purchase 6,177,216 shares of the Company’s common stock. The cancelled shares were valued at the closing price of the Company’s common stock on the date of the cancellation, or $0.044 per share for a total value of $681,510. The warrants were valued at $4,136 using the Black-Sholes valuation model. A gain in the amount of $949,793 was recorded on this transaction. See note 18.

On November 1, 2024, the Company acquired and cancelled 1,125,000 shares of common stock from a board member at a cost of $40,000. These shares were valued at $0.0557 per shares, which was the closing price on the date of the cancellation; the amount of $22,663 was charged to additional paid-in capital on this related party transaction. The purchase price of $40,000 was unpaid at November 30, 2024. (see note 12)

Common stock transactions for the six months ended November 30, 2023

None.

Warrants

Warrants for the six months ended November 30, 2024:

The following table summarizes the significant terms of warrants outstanding at November 30, 2024. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants

$0.40-0.4125	14,549,685	1.12	$0.40	14,549,685	$0.40
	14,549,685	1.12	$0.40	14,549,685	$0.40

Transactions involving warrants are summarized as follows. This table does not include the unit warrants. See Unit Warrants section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2023	21,181,449	$0.40
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(454,548)	$0.41
Warrants outstanding at May 31, 2024	20,726,901	$0.40
Granted
Exercised	-	$-
Cancelled / Expired	(6,177,216)	$0.40
Warrants outstanding at November 30, 2024	14,549,685	$0.40

Stock Options

Stock options for the six months ended November 30, 2024

During the six months ended November 30, 2024, 41,667 options issued to the Company’s previous Chief Science Officer expired.

The following table summarizes the significant terms of options outstanding at November 30, 2024.

Range of exercise Prices	Number of options Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Options	Number of Options Exercisable	Weighted average exercise price of exercisable Option

$0.039	8,000,000	9.15	$0.039	2,520,832	$0.039

Transactions involving options are summarized as follows.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at May 31, 2024	8,041,667	$0.039
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(41,667)	$-
Options outstanding at November 30, 2024	8,000,000	$0.039

The Company valued options using the Black-Scholes valuation model utilizing the following variables during the six months ended November 30, 2024:

November 30,
2024
Volatility	269.44%
Dividends	$-
Risk-free interest rates	3.8%
Expected term (years)	5.00

Stock options for the three months ended November 30, 2023

None.

During the three and six months ended November 30, 2024, the Company charged $23,382 and $52,184, respectively, to stock-based compensation expense, in connection with the vesting of stock options. There were no comparable charges during the three and six months ended November 30, 2023.

The aggregate intrinsic value of options outstanding and exercisable at November 30, 2024 and 2023 was $16,637 and $0, respectively. Aggregate intrinsic value represents the difference between the fair value of the Company’s stock on the last day of the fiscal period, which was $0.045 as of November 30, 2024, and the exercise price multiplied by the number of options outstanding and exercisable.

Note 18: Gain on Settlement of Debt

On August 28, 2024, the Company raised $2,600,000 in cash from the issuance of PN9. See note 13. On August 30, 2024, the Company issued 56,847,545 shares of common stock pursuant to the conversion $2,200,000 of the principal amount of a note payable (see note 15). No gain or loss was recorded on this transaction as the conversion occurred according to the terms of the note.

On September 10, 2024, the Company utilized the proceeds of PN9 to settle three notes payable in the aggregate principal amount of $2,868,282 for a cash payment in the amount of $2,600,000. See note 17. In addition, the noteholders returned for cancellation a total of 15,488,901 shares of the Company’s common stock and warrants to purchase 6,177,216 shares of the Company’s common stock. The cancelled shares were valued at the closing price of the Company’s common stock on the date of the cancellation, or $0.044 per share for a total value of $681,510. The warrants were valued at $4,136 using the Black-Sholes valuation model. A gain in the amount of $949,793 was recorded on this transaction.

The Company valued the warrants using the Black-Scholes valuation model utilizing the following variables during the six months ended November 30, 2024:

November 30,
2024
Volatility	104.68%
Dividends	$-
Risk-free interest rates	4.36%
Expected term (years)	1.05

Note 19: Related Party Transactions

As of November 30, 2024 and May 31, 2024, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

During the three months ended November 30, 2024, the Company made payments of $10,000 to one of its three directors and a payment of $5,000 to one director for their participation on the Board, for a total of $15,000. The Company also made a payment of $5,000 to one director for consulting fees. During the six months ended November 30, 2024, the Company made payments of $20,000 to one of its three and directors and $15,000 to one of its directors for their participation on the Board, for a total of $35,000; the Company also made a payment of $5,000 to one of its directors for consulting fees.

The Company’s CEO has waived his board fees for the period.

On November 1, 2024, the Company acquired and cancelled 1,125,000 shares of common stock from a board member at a cost of $40,000. These shares were valued at $0.0557 per shares, which was the closing price on the date of the cancellation. The amount of $22,663 was charged to additional paid-in capital on this transaction. The purchase price of $40,000 had not been paid at November 30, 2024.

On August 28, 2024 the Company issued PN9, a note payable to a related party, in the principal amount of $2,600,000. Principal in the amount of $2,200,000 automatically converted into 56,847,545 shares of the Company’s common stock on August 30,2024; the remaining principal in the amount of $400,000 bears interest at the rate of 12% per annum and matures on August 28, 2025. See note 15.

On October 15, 2024 the Company issued PN10, a note payable to a related party, in the principal amount of $150,000. Principal PN10 bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $7,061 beginning November 30, 2024. See note 15.

At November 30, 2024, there are nine related party notes outstanding with a total principal amount of $2,180,484. See note 15.

Note 20: Income Taxes

The following table summarizes the Company’s income tax accrued for the three months ended November 30, 2024 and 2023:

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

The components of the income tax provision include:

	Three Months Ended November 30,
	2024	2023
Revenue	$4,161,270	$5,197,214
Directly attributable costs	(1,928,995)	(3,025,595)
Deferred	2,232,275	2,171,619
Tax rate	21%	21%
Tax expense	$468,778	$456,040

	Six Months Ended November 30,
	2024	2023
Revenue	$8,966,435	$10,311,741
Directly attributable costs	(4,234,657)	(5,866,196)
Deferred	4,731,778	4,445,545
Tax rate	21%	21%
Tax expense	$993,674	$933,564

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

During the three months ended November 30, 2024, the Company received a notification from the Internal Revenue Service (“IRS”) that the Company has been assessed the amount of $111,441, consisting of estimated tax owed of $71,959, penalties of $26,771, and interest of $12,711 for failure to file its tax return for the year ended May 31, 2022. The Company made a good faith payment to the IRS in the amount of $5,000 pursuant to this notice during the three months ended November 30, 2024. The accounting firm responsible for this tax filing on behalf of the Company has been terminated, and the Company is pursuing this firm for recovery of penalties and interest assessed.

Note 21: Commitments and Contingencies

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Lease Arrangements

The Company leases several facilities for office, warehouse, and retail space. Currently lease commitments are as follows:

●

A lease that commenced in February 2019 for 1,400 square feet of office space located at 1718 Industrial Road, Las Vegas, NV 89102, for a term of eighteen months, and for rent of $1,785 per month. In June 2020, this lease was extended to November 30, 2022, with the monthly rent increasing to $1,867 until September 2021, after which time it will be subject to annual increases of 3%. The lease was extended again on April 1, 2022, effective September 1, 2022 until November 30, 2024. The monthly rent increased on September 1, 2022 to $2,084. Effective September 1, 2024, the monthly rent was increased to $2,310, and the term of the lease was extended to November 30, 2029.

●

A lease that commenced January 2018 for 1,000 square feet of storefront space plus 5,900 square feet of warehouse space located at 1800 Industrial Road, Suites 102, 160, and 180, Las Vegas, NV 89102, for a term of five years and for initial base rent of $7,500 per month, with annual increases of 3%. In February 2020, this lease was extended to February 28, 2030 and the monthly rent was increased by $600. At November 30, 2024, the monthly rent on this lease was $10,679.

●

A lease that commenced in February 2019 for 2,504 square feet of office space located at 1800 Industrial Road, Suite 100, Las Vegas, NV 89102 for a term of eighteen months and for initial rent of $3,210 per month, with annual increases of 4%. In February 2020, this lease was extended to February 28, 2030, and the lease was modified to include annual rent increases of 3%. At November 30, 2024, the monthly rent on this lease was $3,758.

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease. The $50,000 security deposit was forfeited to the Landlord and the Landlord has made no additional demands for payment or attempts at collection since August of 2017. These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of November 30, 2024.

Note 22: Subsequent Events

Termination of Chief Operating Officer

On December 17, 2024, the Company terminated the employment of Joseph Ramalho, its Chief Operating Officer.

Amendments to Convertible Debentures

On December 27, 2024, the Company executed a Supplemental Indenture to amend that certain debenture indenture by and between the Company and Odyssey Trust Company, as Trustee, dated as of December 12, 2018, as supplemented March 31, 2021, as supplemented September 15, 2022, and as supplemented December 28, 2023 (collectively, the “Debenture Indenture”), in order to amended the terms of its outstanding $1,378,778 principal amount unsecured convertible debentures (the “December Debentures”) issued December 12, 2018 to provide the Company an option to redeem all outstanding December Debentures in cash at a redemption price equal to $600 per $1,000 principal amount of December Debentures; any accrued but unpaid interest through to and including the redemption date shall not be paid and shall be cancelled. See note 14.

Secured Promissory Notes

On January 7, 2025, the Company entered into four secured promissory notes in the aggregate amount of $1,000,000.  These notes bear interest at the rate of 12%, are payable in 24 equal monthly installments beginning January 31, 2025, and are due on December 31, 2026.  Three of these notes with an aggregate principal amount of $900,000 are payable to related parties.

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

Results of Operations for the Three Months Ended November 30, 2024 and 2023

The table below sets forth our selected expenses as a percentage of revenue for the applicable periods:

	Three Months Ended	Three Months Ended
	November 30, 2024	November 30, 2023
Revenue	100%	100%
Cost of Goods Sold	57%	58%
Gross Margin	43%	42%
Selling, General, and Administrative Expenses	50%	50%

Interest expense	7%	8%
Provision for Income Tax	11%	8%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Three Months Ended	Three Months Ended
	November 30, 2024	November 30, 2023
Number of Customers Served (Dispensary)	57,152	68,586
Revenue	$4,161,270	$5,197,214
Gross Profit	$1,772,025	$2,171,619
Selling, General, and Administrative Expenses	$2,095,099	$2,606,918

Revenues

We had revenue of $4,161,270 during the three months ended November 30, 2024, a decrease of $1,035,944, or 10%, compared to revenue of $5,197,214 during the three months ended November 30, 2023. Our cannabis dispensary accounted for $2,706,856, or 65%, of our revenue for the three months ended November 30, 2024, a decrease of $397,208, or 13%, compared to $3,104,064 during the three months ended November 30, 2023. Dispensary revenue decreased during the second quarter of fiscal year 2025 because our average sales per day decreased from $34,111 during the first quarter of fiscal year 2024 to $29,746 during the first quarter of fiscal year 2025. Our cannabis production accounted for $1,454,414, or 35%, of our revenue for the three months ended November 30, 2024, a decrease of $638,736 or 31%, compared to $2,093,150 for the three months ended November 30, 2023.

Cost of Goods Sold

Our cost of goods sold for the three months ended November 30, 2024 was $2,389,2445, a decrease of $720,055, or 12%, compared to cost of goods sold of $3,025,595 for the three months ended November 30, 2023. The decrease in cost of goods sold for the three months ended November 30, 2024 was primarily due to a decrease in sales. Cost of goods sold was 57.4% of sales during the three months ended November 30, 2024 resulting in a gross margin of 42.6%. Cost of goods sold was 58.2% of sales during the three months ended November 30, 2023 resulting in a gross margin of 41.8%. Cost of goods sold during the second quarter of the 2025 fiscal year primarily consisted of product cost of $1,842,336, labor and overhead of $460,250, supplies and materials of $83,659, and licenses and fees of $3,000. Cost of goods sold during the second quarter of the 2024 fiscal year primarily consisted of product cost of $2,478,302, labor and overhead of $417,254, supplies and materials of $124,474, and licenses and fees of $8,475.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, decreased by $511,819, or approximately 10%, to $2,095,099 during the three months ended November 30, 2024, compared to $2,606,918 for the three months ended November 30, 2023. The decrease in SG&A expenses for the three months ended November 30, 2024 was primarily due to our across-the-board cost-cutting efforts.

SG&A expense during the three months ended November 30, 2024 was primarily attributable to an aggregate of $1,579,192 in costs associated with operating the Oasis LLCs, a decrease of $625,926 compared to $2,205,118 during the three months ended November 30, 2023. The major components of the decrease were as follows: professional fees of $40,053 compared to $186,144; office and facilities expenses of $444,946 compared to $525,014; payroll and related costs of $1,102,732 compared to $1,170,765; sales and marketing costs of $96,709 compared to $103,048; travel of $63,274 compared to $131,426; insurance costs of $69,563 compared to $122,069; and taxes & licenses of $133,036 compared to $181,457. The amount of SG&A expenses allocated to cost of sales during the period also increased from $328,172 to $444,885, further reducing the net amount of SG&A expenses. There were no categories of SG&A expenses within the Oasis LLCs that increased during the period compared to the prior year.

Finally, SG&A increased by $114,108 during the three months ended November 30, 2024 as a result of an increase in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $401,800 from $515,908 during the three months ended November 30, 2023. The major component of this increase compared to the second quarter of fiscal 2025 was an increase professional fees in the amount of $95,732 related to our refinancing efforts.

Interest Expense, Net

Our interest expense was $295,715 for the three months ended November 30, 2024, a decrease of $115,126, or 13%, compared to $410,841 for the three months ended November 30, 2023. The decrease consisted primarily of a decrease in the amount of $128,498 related to interest on our notes and debentures due to decreased principal balances. This decrease was partially offset by an increase in the amortization of discounts on our notes payable in the amount of $20,741.

Employee Retention Tax Credit

During the three months ended November 30, 2023, the Company received the amount of $50,103 under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). This amount was recorded as other income. There was no comparable transaction in the current period.

Gain on settlement of debt

During the three months ended November 30, 2023, we recorded a gain on settlement of debt in the amount of $949,793 related to the payment of notes payable in the principal amount of $2,868,282 for a cash payment in the amount of $2,600,000. In addition, the noteholders returned for cancellation a total of 15,488,901 shares of the Company’s common stock and warrants to purchase 6,177,216 shares of the Company’s common stock. The cancelled shares were valued at the closing price of the Company’s common stock on the date of the cancellation, or $0.044 per share for a total value of $677,374. There was no comparable transaction in the prior period.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $468,778 during the three months ended November 30, 2024 compared to $456,040 during the three months ended November 30, 2023, an increase of $12,738 pr 1%. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

For the reasons above, our net loss for the three months ended November 30, 2024 was $87,671 compared to a net loss of $1,302,180 for the three months ended November 30, 2023, a decrease of $1,214,601, or 69%.

Non-Controlling Interest

During the three months ended November 30, 2024 and 2023, the income (loss) associated with the non-controlling interest in Kealii Okamalu was ($0) and ($92), respectively. This amount is comprised of the third-party portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the three months ended November 30, 2024 was $87,671 compared to a net loss of $1,302,272 for the three months ended November 30, 2023, a decrease of $1,214,601 or 48%.

Results of Operations for the Six Months Ended November 30, 2024 and 2023

The table below sets forth our selected expenses as a percentage of revenue for the applicable periods:

	Six Months Ended	Six Months Ended
	November 30, 2024	November 30, 2023
Revenue	100%	100%
Cost of Goods Sold	57%	58%
Gross Margin	43%	42%
Selling, General, and Administrative Expenses	48%	50%

Interest expense	5%	8%
Provision for Income Tax	11%	8%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Six Months Ended	Six Months Ended
	November 30, 2024	November 30, 2023
Number of Customers Served (Dispensary)	123,409	140,152
Revenue	$8,966,435	$10,311,741
Gross Profit	$3,820,294	$4,445,545
Selling, General, and Administrative Expenses	$4,279,932	$5,336,818

Revenues

We had revenue of $8,966,435 during the six months ended November 30, 2024, a decrease of $1,345,306, or 13%, compared to revenue of $10,311,741 during the six months ended November 30, 2023. Our cannabis dispensary accounted for $5,773,932, or 64%, of our revenue for the six months ended November 30, 2024, a decrease of $638,674, or 10%, compared to $6,412,606 during the six months ended November 30, 2023. Dispensary revenue decreased during the second quarter of fiscal year 2025 because our average sales per day decreased from $35,042 during the second quarter of fiscal year 2024 to $31,552 during the second quarter of fiscal year 2025. Our cannabis production accounted for $3,192,503, or 35%, of our revenue for the six months ended November 30, 2024, a decrease of $706,632 or 18%, compared to $3,899,135 for the six months ended November 30, 2023.

Cost of Goods Sold

Our cost of goods sold for the six months ended November 30, 2024 was $5,146,141, a decrease of $720,055, or 12%, compared to cost of goods sold of $5,866,196 for the six months ended November 30, 2023. The decrease in cost of goods sold for the six months ended November 30, 2024 was primarily due to a decrease in sales. Cost of goods sold was 57.4% of sales during the six months ended November 30, 2024 resulting in a gross margin of 42.6%. Cost of goods sold was 56.9% of sales during the six months ended November 30, 2023 resulting in a gross margin of 43.1%. Cost of goods sold during the second quarter of the 2025 fiscal year primarily consisted of product cost of $4,054,387, labor and overhead of $911,484, supplies and materials of $172,612, and licenses and fees of $7,658. Cost of goods sold during the second quarter of the 2024 fiscal year primarily consisted of product cost of $2,478,302, labor and overhead of $417,254, supplies and materials of $124,474, and licenses and fees of $8,475.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, decreased by $1,056,886, or approximately 20%, to $4,279,932 during the six months ended November 30, 2024, compared to $5,336,818 for the six months ended November 30, 2023. The decrease in SG&A expenses for the six months ended November 30, 2024 was primarily due to our across-the-board cost-cutting efforts.

SG&A expense during the six months ended November 30, 2024 was primarily attributable to an aggregate of $3,280,715 in costs associated with operating the Oasis LLCs, a decrease of $1,130,283 compared to $4,410,998 during the six months ended November 30, 2023. The major components of the decrease were as follows: professional fees of $82,553 compared to $417,016; office and facilities expenses of $898,094 compared to $1,075,350; payroll and related costs of $2,215,895 compared to $2,342,484; sales and marketing costs of $173,165 compared to $218,509; travel of $153,320 compared to $231,796; insurance costs of $153,909 compared to $219,736; and taxes & licenses of $292,618 compared to $369,043. The amount of SG&A expenses allocated to cost of sales during the period also increased from $691,098 to $848,143, further reducing the net amount of SG&A expenses. There were no categories of SG&A expenses within the Oasis LLCs that increased during the period compared to the prior year.

Finally, SG&A increased by $73,397 during the six months ended November 30, 2024 as a result of an increase in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $999,218 from $925,821 during the six months ended November 30, 2023. The major component of this increase compared to the second quarter of fiscal 2025 was an increase professional fees in the amount of $129,394 related to our refinancing efforts.

Interest Expense, Net

Our interest expense was $455,118 for the six months ended November 30, 2024, a decrease of $413,195, or 48%, compared to $868,313 for the six months ended November 30, 2023. The decrease consisted primarily of a decrease in the amount of $205,794 related to interest on our notes and debentures due to decreased principal balances; a decrease of $68,513 in interest in short-term financing; and a decrease of $131,680 in amortization of the discount on notes payable.

Employee Retention Tax Credit

During the six months ended November 30, 2024, the Company received the amount of $50,103 under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) compared to $934,862 during the prior period, a decrease of $874,759 or 95%.

Gain on settlement of debt

During the six months ended November 30, 2024, we recorded a gain on settlement of debt in the amount of $949,793 related to the payment of notes payable in the principal amount of $2,868,282 for a cash payment in the amount of $2,600,000. In addition, the noteholders returned for cancellation a total of 15,488,901 shares of the Company’s common stock and warrants to purchase 6,177,216 shares of the Company’s common stock. The cancelled shares were valued at the closing price of the Company’s common stock on the date of the cancellation, or $0.044 per share for a total value of $677,374. There was no comparable transaction in the prior period.

Gain on settlement of accounts payable

During the six months ended November 30, 2023, we settled an outstanding vendor account in the amount of $8,375 for a cash payment of $4,000 representing a gain in the amount of $4,375. There was no comparable transaction in the current period.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $993,674 during the six months ended November 30, 2024 compared to $933,564 during the six months ended November 30, 2023, an increase of $60,110 or 6%. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

For the reasons above, our net loss for the six months ended November 30, 2024 was $908,534 compared to a net loss of $1,763,913 for the six months ended November 30, 2023, a decrease of $857,579, or 49%.

Non-Controlling Interest

During the six months ended November 30, 2024 and 2023, the income (loss) associated with the non-controlling interest in Kealii Okamalu was ($0) and ($2,200), respectively. This amount is comprised of the third-party portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the six months ended November 30, 2024 was $908,534 compared to a net loss of $1,766,113 for the six months ended November 30, 2023, a decrease of $857,579 or 49%.

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

	Three Months Ended November 30, 2024	Three Months Ended November 30, 2023
Net Loss attributable to CLS Holdings, Inc.	$(87,671)	$(1,302,272)
Add:
Interest expense, net	295,715	410,841
Provision for taxes	468,778	456,040
Depreciation and amortization	122,043	165,874
EBITDA (1)	$798,865	$269,517
Less non-recurring gains and losses:
Gain on settlement of debt	$(949,793)	$-
Employee retention tax credit	(50,103)	-
Adjusted EBITDA (2)	$(201,031)	$269,517

	Six Months Ended November 30, 2024	Six Months Ended November 30, 2023
Net Loss attributable to CLS Holdings, Inc.	$(908,834)	$(1,766,113)
Add:
Interest expense, net	455,118	868,313
Provision for taxes	993,674	933,564
Depreciation and amortization	256,530	332,748
EBITDA (1)	$796,788	$368,512
Less non-recurring gains and losses:
Gain on settlement of debt	$(949,793)	$-
Gain on settlement of accounts payable	-	(4,375)
Employee retention tax credit	(50,103)	(924,862)
Adjusted EBITDA (2)	$(203,108)	$(560,725)

(1)	Net loss plus interest, taxes, depreciation, and amortization.
(2)	EBITDA adjusted for non-recurring gains, losses, and impairments.

Liquidity and Capital Resources

Since our inception we have funded our operations and capital spending primarily through the issuance of debt and common stock. At November 30, 2024, we had cash of $592,584 and a working capital deficit of $13,116,227; at January 8, 2025, we had cash of $1,864,918. We generated cash flow from operating activities of $468,336 for the six months ended November 30, 2024, compared to $1,004,631 for the six months ended November 30, 2023. As of November 30, 2024, we had an accumulated deficit of $114,275,584. The Company’s auditors have included a going concern qualification in their audit report for the years ended May 31, 2024 and 2023.

During the past two years, we have been involved in a focused effort to reduce our debt burden through a combination of settlements, restructurings, principal payments, and conversions of debt to common stock. The following table illustrates the results of these efforts:

Principal balance of debt:

	November 30, 2024	August 31, 2024	May 31, 2024	May 31, 2023	May 31, 2022
Convertible notes payable including related party	$1,661,326	$3,985,481	$4,001,431	$7,606,102	$19,448,821
Current portion	$126,043	$375,025	$302,005	$3,853,051	$9,448,821

Notes Payable and Debentures	$163,600	$704,830	$741,052	$3,472,661	$4,375,000
Current portion	$128,898	$125,107	$139,345	$1,439,584	$-

Notes Payable, Related Party	$2,180,484	$2,254,750	$2,067,023	$-	$-
Current portion	$1,514,362	$1,415,392	$988,472	$-	$-

Total	$4,005,410	$6,945,061	$6,809,506	$11,981,102	$23,823,821
Current portion	$1,769,303	$1,915,524	$1,429,822	$5,292,635	$19,448,821

We intend to continue these efforts to further reduce our debt burden in the coming year. During the six months ended November 30, 2024, we raised $2,600,000 from the issuance of a note payable to a related party; $2,200,000 of this amount was converted to 56,847,545 shares of common stock during the period, and $400,000 remains on the balance sheet as a note payable at November 30, 2024. The $2,600,000 was used to retire debt in the aggregate principal amount of $2,868,282 in September 2024. We believe we have resources in place with existing and prospective lenders to continue to reduce our debt burden, though there can be no guarantee that this will be the case.

Our working capital deficit is due primarily to accruals for taxes payable under Section 280E of the Internal Revenue Code in the amount of $9,888,537 and $8,899,863 at November 30, 2024. It is the Company’s position that these taxes will not ultimately be owed. Removing this amount from the calculation of net working capital results in a working capital deficit of $3,227,690 at November 30, 2024.

The Company continues to generate positive cash flow from operating activities, which were $468,336 for the six months ended November 30, 2024 compared to $1,004,631 for the six months ended November 30, 2023. We intend to continue to focus on operational activities in order to further improve our cash flow.

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

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. With the exception of the first quarter of fiscal 2022, we have incurred losses from operations since inception, and have an accumulated deficit of $114,275,584 as of November 30, 2024, compared to $113,367,050 as of May 31, 2024. We had a working capital deficit of $13,116,227 as of November 30, 2024, compared to a working capital deficit of $10,928,252 as of May 31, 2024. The report of our independent auditors for the year ended May 31, 2024 contained a going concern qualification.

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

CLS HOLDINGS USA, INC.

Date: January 10, 2025	By:	/s/ Andrew Glashow
Andrew Glashow Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)