Form 10-Q
period 2025-02-28
CLS Holdings USA, Inc.
filed 2025-04-14
CIK 1522222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

or

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 164,734,517 shares of $0.0001 par value common stock outstanding as of April 10, 2025.

CLS HOLDINGS USA, INC.

FORM 10-Q

Quarterly Period Ended February 28, 2025

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

Item 1. Financial Statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$220,683	$600,007
Accounts Receivable	1,232,764	682,894
Inventory	1,379,323	1,968,573
Prepaid expenses and other current assets	61,402	49,309
Total current assets	2,894,172	3,300,783

Property, plant and equipment, net of accumulated depreciation of $3,688,783 and $3,318,550	2,072,230	2,423,553
Right of use assets, operating leases	1,277,125	1,475,351
Intangible assets, net of accumulated amortization of $350,492 and $348,015	7,501	9,978
Goodwill	557,896	557,896
Other assets	157,500	157,500

Total assets	$6,966,424	$7,925,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,293,446	$3,356,059
Accrued interest	3,600	3,600
Due to related party	40,000	-
Lease liability - operating leases, current	510,480	443,467
Lease liability - financing leases, current	112,735	96,224
Taxes Payable	10,331,192	8,899,863
Notes payable, current	180,768	139,345
Notes payable - related party, current	2,008,209	988,472
Convertible notes payable, current	-	302,005

Total current liabilities	17,480,430	14,229,035
Noncurrent liabilities
Lease liability - operating leases, non-current	1,054,551	1,318,644
Lease liability - financing leases, non-current	10,040	100,252
Notes payable, non-current, net of discount of $0 and $193,756	44,584	407,951
Notes payable - related party, non-current	921,009	1,078,551
Convertible notes payable, non-current	-	3,699,426

Total Liabilities	19,510,614	20,833,859

Commitments and contingencies	-	-

Stockholder’s deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, $0.0001 par value; 345,000,000 shares authorized; 164,734,517 and 124,500,873 shares issued and outstanding at February 28, 2025 and May 31, 2024, respectively	16,474	12,450
Additional paid-in capital	103,067,597	101,519,599
Common stock subscribed	65,702	65,702
Accumulated deficit	(114,554,464)	(113,367,050)
Stockholder’s deficit attributable to CLS Holdings, Inc.	(11,404,691)	(11,769,299)
Non-controlling interest	(1,139,499)	(1,139,499)
Total stockholder’s deficit	(12,544,190)	(12,908,798)

Total liabilities and stockholders’ deficit	$6,966,424	$7,925,061

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Revenue	$3,854,603	$4,926,457	$12,821,038	$15,238,198
Cost of goods sold	2,311,376	2,799,498	7,457,517	8,665,694
Gross margin	1,543,227	2,126,959	5,363,521	6,572,504

Selling, general and administrative expenses	1,936,396	2,565,239	6,216,328	7,902,057
Total operating expenses	1,936,396	2,565,239	6,216,328	7,902,057

Operating income (loss)	(393,169)	(438,280)	(852,807)	(1,329,553)

Other (income) expense:
Interest expense, net	114,889	247,961	570,007	1,116,274
Employee retention tax credit income	-	-	(50,103)	(924,862)
Loss on extinguishment of debt	-	3,404,910	-	3,404,910
(Gain) on settlement of debt	(671,833)	(168,837)	(1,621,626)	(168,837)
(Gain) on settlement of accounts payable	-	-	-	(4,375)
Total other (income) expense	(556,944)	3,484,034	(1,101,722)	3,423,110

Income (Loss) before income taxes	163,775	(3,922,314)	248,915	(4,752,663)

Provision for income tax	(442,655)	(446,662)	(1,436,329)	(1,380,226)

Net loss	(278,880)	(4,368,976)	(1,187,414)	(6,132,889)

Non-controlling interest	-	(168)	-	(2,368)

Net loss attributable to CLS Holdings, Inc.	$(278,880)	$(4,369,144)	$(1,187,414)	$(6,135,257)

Net loss per share - basic	$0.00	$(0.04)	$(0.01)	$(0.07)

Net loss per share - diluted	$(0.00)	$(0.04)	$(0.01)	$(0.07)

Weighted average shares outstanding - basic	164,734,517	118,630,461	152,207,013	87,849,514

Weighted average shares outstanding - diluted	164,734,517	118,630,461	152,207,013	87,849,514

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid In	Stock	Stock	Accumulated	Non-controlling
	Amount	Value	Capital	Payable	Receivable	Deficit	Interest	Total
Balance, November 30, 2023	72,543,141	7,255	96,210,184	65,702	-	(110,645,559)	(1,139,667)	(15,502,085)
Conversion of notes payable	64,132,135	6,413	2,167,587	-	-	-	-	2,174,000
Discounts on notes payable	-	-	221,712	-	-	-	-	221,712
Shares issued to officer as compensation	1,000,000	100	38,700	-	-	-	-	38,800
Amortization of employee stock options	-	-	6,439	-	-	-	-	6,439
Common stock to be returned in settlement of notes payable	-	-	-	-	(592,848)	-	-	(592,848)
Extinguishment of debt	-	-	6,508,269	-	-	-	-	6,508,269
Loss for the three months ended February 29, 2024	-	-	-	-	-	(4,369,144)	168	(4,368,976)
Balance, February 29, 2024	137,675,276	$13,768	$105,152,891	$65,702	$(592,848)	$(115,014,703)	$(1,139,499)	$(11,514,689)

Balance, May 31, 2023	72,543,141	$7,255	$96,147,784	$65,702	$-	$(108,879,446)	$(1,141,867)	$(13,800,572)
Conversion of notes payable	64,132,135	6,413	2,167,587	-	-	-	-	2,174,000
Discounts on notes payable	-	-	284,112	-	-	-	-	284,112
Shares issued to officer as compensation	1,000,000	100	38,700	-	-	-	-	38,800
Amortization of employee stock options	-	-	6,439	-	-	-	-	6,439
Common stock to be returned in settlement of notes payable	-	-	-	-	(592,848)	-	-	(592,848)
Extinguishment of debt	-	-	6,508,269	-	-	-	-	6,508,269
Loss for the nine months ended February 29, 2024	-	-	-	-	-	(6,135,257)	2,368	(6,132,889)
Balance, February 29, 2024	137,675,276	$13,768	$105,152,891	$65,702	$(592,848)	$(115,014,703)	$(1,139,499)	$(11,514,689)

Balance, November 30, 2024	164,734,517	$16,474	$103,046,249	$65,702	$-	$(114,275,584)	$(1,139,499)	$(12,286,658)
Amortization of employee stock options	-	-	21,348	-	-	-	-	21,348
Loss for the three months ended February 28, 2025	-	-	-	-	-	(278,880)	-	(278,880)
Balance, February 28, 2025	164,734,517	$16,474	$103,067,597	$65,702	$-	$(114,554,464)	$(1,139,499)	$(12,544,190)

Balance, May 31, 2024	124,500,873	$12,450	$101,519,599	$65,702	$-	$(113,367,050)	$(1,139,499)	$(12,908,798)
Conversion of notes payable	56,847,545	5,685	2,194,315	-	-	-	-	2,200,000
Shares purchased from related party	(1,125,000)	(112)	(39,888)	-	-	-	-	(40,000)
Shares and warrants cancelled in debt settlement	(15,488,901)	(1,549)	(679,961)	-	-	-	-	(681,510)
Amortization of employee stock options	-	-	73,532	-	-	-	-	73,532
Loss for the nine months ended February 28, 2025	-	-	-	-	-	(1,187,414)	-	(1,187,414)
Balance, February 28, 2025	164,734,517	$16,474	$103,067,597	$65,702	$-	$(114,554,464)	$(1,139,499)	$(12,544,190)

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 28, 2025	February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,187,414)	$(6,132,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	73,532	45,239
Amortization of debt discounts and fees	193,756	393,240
Loss on extinguishment of debt	-	3,404,910
Loss on inventory write-off	205,180	-
Depreciation and amortization expense	372,710	498,131
Gain on settlement of accounts payable	-	(4,375)
Gain on settlement of debt	(1,621,626)	(168,837)
Bad debt expense	-	393
Changes in assets and liabilities:
Accounts receivable	(549,870)	(523,209)
Prepaid expenses and other current assets	(12,093)	66,042
Inventory	384,070	627,208
Right of use asset	318,627	287,717
Accounts payable and accrued expenses	937,387	656,121
Accrued interest	92,945	336,878
Deferred tax liability	1,431,329	1,380,226
Operating lease liability	(317,481)	(277,945)
Net cash (used in) provided by operating activities	321,052	588,850

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to purchase property, plant and equipment	(18,910)	(50,659)
Payment for construction security deposit	-	(40,000)
Net cash used in investing activities	(18,910)	(90,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from the issuance of convertible notes payable	2,600,000	2,030,000
Cash received from issuance of note payable - related party	1,325,000	-
Cash received from issuance of note payable	100,000	-
Principal payment on notes and buyback of shares	(2,600,000)	-
Principal payments on convertible notes payable	(1,054,893)	(3,758,795)
Principal payments on notes payable	(115,067)	(812,807)
Principal payments on notes payable -related party	(862,805)	-
Proceeds of loan payable	-	2,290,000
Repayments of loan payable	-	(481,943)
Principal payments on finance leases	(73,701)	(64,190)
Net cash used in financing activities	(681,466)	(797,735)

Net decrease in cash and cash equivalents	(379,324)	(299,544)

Cash and cash equivalents at beginning of period	600,007	998,421

Cash and cash equivalents at end of period	$220,683	$698,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$263,875	$338,529
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of notes payable	$2,200,000	$-
Capitalized interest	$92,945	$967,872
Initial ROU asset and lease liability - operating	$120,401	$224,899
Discount on convertible note payable	$-	$62,400
Cancellation of shares held by related party	$40,000	$-
Extinguishment of debt - Navy debentures	$-	$12,515,830
Gain on restructure of debentures	$-	$1,088,308
Conversion of notes payable to common stock	$-	$1,745,888
Loss on conversion of debentures to common stock	$-	$428,112
Transfer from prepaid expenses to fixed assets	$-	$221,712

See accompanying notes to these financial statements.

CLS HOLDINGS USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2025

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

Our wholesale operations, which occupies approximately 10,000 square feet of a 22,000 square foot warehouse, began sales to third parties in August 2017 and completed construction and received a certificate of occupancy for its state-of-the-art extraction facility in December of 2019. We have made sales to over 88 external customers as of February 28, 2025. Our existing product line includes vaporizers, tinctures, ethanol produced THC distillate, and live and cured hydrocarbon concentrates. At present, the City Trees cultivation facility only grows breeding stock to preserve valuable genetics and does not offer its crops for sale or processing. As a result, all raw materials for manufacturing are sourced from third parties.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $220,683 and $600,007 as of February 28, 2025 and May 31, 2024, respectively.

Allowance for Doubtful Accounts

The Company generates the majority of its revenues and corresponding accounts receivable from the sale of cannabis, and cannabis related products. The Company evaluates the collectability of its accounts receivable considering a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations to it, the Company records a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on past write-off experience and the length of time the receivables are past due. The Company had bad debt expense of $3 and $93 during the three months ended February 28, 2025 and 2024.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using a perpetual inventory system whereby costs are determined by acquisition costs of individual items included in inventory. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable values. Our cannabis products consist of prepackaged purchased goods ready for resale, along with produced tinctures and extracts developed under our production license. During the three months ended February 28, 2025, the Company wrote-off inventory in the amount of $205,180 due to quality issues with the Company’s vendor.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At February 28, 2025, the net carrying value of goodwill on the Company’s balance sheet remained at $557,896.

Employee Retention Tax Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company was eligible for a refundable employee retention tax credit (the “ERTC”), subject to certain criteria. As ERTCs are not within the scope of ASC 740, Income Taxes, the Company has chosen to account for the ERTCs by analogizing to the International Standard IAS 20, Accounting/or Government Grants and Disclosure of Government Assistance (“IAS 20”). In accordance with IAS 20, an entity recognizes government grants only when there is reasonable assurance that the entity will comply with the conditions attached to them and the grants will be received. During the three months ended February 28, 2025 and February 29, 2024, the Company received an aggregate of $0 and $0, respectively, and during the nine months ended February 28, 2025 and February 29, 2024, the Company received an aggregate of $50,103 and $924,862, respectively; these amounts were accounted for as other income on the Company’s condensed consolidated statement of operations.

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

Non-Controlling Interests

The Company reports “non-controlling interest in subsidiary” as a component of equity, separate from parent’s equity, on the Consolidated Balance Sheets. In addition, the Company’s Consolidated Statements of Operations includes “net income (loss) attributable to non-controlling interest.” There was no non-controlling interest reported during the three and nine months ended February 28, 2025. During the three and nine months ended February 29, 2024, the Company reported a non-controlling interest in the amount of $(168) and ($2,368), respectively, representing 50% of the income (loss) incurred by its partially owned subsidiary, Kealii Okamalu.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $75,527 and $125,251 for the three months ended February 28, 2025 and February 29, 2024, respectively, and $250,237 and $352,310 for the nine months ended February 28, 2025 and February 29, 2024, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $180 and $1,286 for the three months ended February 28, 2025 and February 29, 2024, respectively, and $601 and $3,173 for the nine months ended February 28, 2025 and February 29, 2024, respectively.

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

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and nine months ended February 28, 2025 and February 29, 2024:

	For the Three	For the Three
	Months Ended	Months Ended
	February 28, 2025	February 29, 2024
Cannabis Dispensary	2,362,343	2,987,224
Cannabis Production	1,492,260	1,939,233
	$3,854,603	$4,926,457

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 28, 2025	February 29, 2024
Cannabis Dispensary	8,136,274	9,399,830
Cannabis Production	4,684,764	5,838,368
	$12,821,038	$15,238,198

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options and warrants to purchase common stock, and convertible debt. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At February 28, 2025 and February 29, 2024, the Company had the following potentially dilutive instruments outstanding: at February 28, 2025, a total of 21,915,669 shares (14,398,169 issuable upon the exercise of warrants, 7,500,000 shares issuable upon the exercise of stock options, and 17,500 in stock to be issued); and at February 29, 2024, a total of 83,709,603 shares (20,726,901 issuable upon the exercise of warrants, 8,250,000 shares issuable upon the exercise of stock options, 57,715,202 issuable upon the conversion of convertible notes payable and accrued interest, and 17,500 in stock to be issued).

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations.

A net loss causes all outstanding stock options and warrants to be anti-dilutive. As a result, the basic and dilutive losses per common share are the same for the three months ended February 28, 2025 and 2024. For the three and nine months ended February 28, 2025 and 2024, the Company excluded from the calculation of fully diluted earnings per share the following instruments which were anti-dilutive: shares issuable pursuant to the conversion of notes payable and accrued interest, shares issuable pursuant to the exercise of warrants, and shares of common stock issuable.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company does not believe the adoption of this guidance will have a material effect on its Consolidated Financial Statements and segment disclosures.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (DISE)” which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not believe the adoption of this guidance will have a material effect on its Consolidated Financial Statements and segment disclosures.

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2: Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $114,554,464 as of February 28, 2025. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with revenues from operations.

Note 3: Accounts Receivable

Accounts receivable was $1,232,764 and $682,894 at February 28, 2025 and May 31, 2024, respectively. The Company had bad debt expense of $3 and $93 during the three months ended February 28, 2025 and February 29, 2024. The Company had bad debt expense of $0 and $393 during the nine months ended February 28, 2025 and February 29, 2024. No allowance for doubtful accounts was necessary during the three months ended February 28, 2025 and February 29, 2024.

Note 4: Inventory

Inventory, consisting of material, overhead, labor, and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market, and consists of the following:

	February 28,	May 31,
	2025	2024
Raw materials	$347,052	$386,803
Finished goods	1,032,271	1,581,770
Total	$1,379,323	$1,968,573

Raw materials consist of cannabis plants and the materials that are used in our production process prior to being tested and packaged for consumption. Finished goods consist of pre-packaged materials previously purchased from other licensed cultivators and our manufactured edibles and extracts.

Note 5: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at February 28, 2025 and May 31, 2024:

	February 28,	May 31,
	2025	2024
Prepaid license fees	4,000	14,659
Other prepaid expenses	57,402	34,650
Total	$61,402	$49,309

Prepaid expenses primarily of (i) annual license fees charged by the State of Nevada; (ii) insurance costs; (iii) supplies; (iv) rent; and (v) board fees.

Note 6: Property, Plant and Equipment

Property, plant and equipment consisted of the following at February 28, 2025 and May 31, 2024:

	February 28, 2025	May 31, 2024
Office equipment	$163,126	$163,126
Furniture and fixtures	149,478	148,358
Machinery & Equipment	2,526,253	2,519,455
Leasehold improvements	2,922,156	2,911,164
Less: accumulated depreciation	(3,688,783)	(3,318,550)
Property, plant, and equipment, net	$2,072,230	$2,423,553

The Company made payments in the amounts of $18,910 and $50,659 for property and equipment during the nine months ended February 28, 2025 and February 29, 2024, respectively.

Depreciation expense totaled $115,353 and $157,634 for the three months ended February 28, 2025 and February 29, 2024, respectively. Depreciation expense totaled $370,233 and $474,884 for the nine months ended February 28, 2025 and February 29, 2024, respectively.

Note 7: Right of Use Assets and Liabilities – Operating Leases

The Company has operating leases for offices and warehouses. The Company’s leases have remaining lease terms of 1 year to 10.5 years, some of which include options to extend.

The Company’s lease expense for the three months ended February 28, 2025 and February 29, 2024 was entirely comprised of operating leases and amounted to $140,612 and $157,634, respectively. The Company’s lease expense for the nine months ended February 28, 2025 and February 29, 2024 was entirely comprised of operating leases and amounted to $418,710 and $474,884, respectively.

The Company’s right of use (“ROU”) asset amortization for the three months ended February 28, 2025 and February 29, 2024 was $108,705 and $89,736, respectively. The Company’s ROU asset amortization for the nine months ended February 28, 2025 and February 29, 2024 was $318,627 and $186,424, respectively.

The Company has recorded total right of use assets of $4,384,520 and liabilities in the amount of $4,341,120 through February 28, 2025.

Right of use assets – operating leases are summarized below:

February 28, 2025
Amount at inception of leases	$4,504,921
Amount amortized	(3,021,908)
Prior Period Impairment of Quinn River Lease	(205,888)
Balance – February 28, 2025	$1,277,125

Operating lease liabilities are summarized below:

Amount at inception of leases	$4,461,521
Amount amortized	(2,896,490)
Balance – February 28, 2025	$1,565,031
Warehouse and offices	$1,356,131
Land	205,888
Office equipment	3,012
Balance – February 28, 2025	$1,565,031

Lease liability	$1,565,031
Less: current portion	(510,480)
Lease liability, non-current	$1,054,551

Maturity analysis under these lease agreements is as follows:

Twelve months ended February 28, 2025	$691,606
Twelve months ended February 28, 2026	320,797
Twelve months ended February 28, 2027	327,976
Twelve months ended February 29, 2028	306,876
Twelve months ended February 28, 2029	257,291
Thereafter	91,000
Total	$1,995,546
Less: Present value discount	(430,515)
Lease liability	$1,565,031

Note 8: Intangible Assets

Intangible assets consisted of the following at February 28, 2025 and May 31, 2024:

	February 28, 2025
		Accumulated
	Gross	Amortization	Impairment	Net
License & Customer Relations	$110,000	$(110,000)	-	-
Tradenames - Trademarks	222,000	(222,000)	-	-
Domain Names	25,993	(18,492)	-	7,501
Total	$357,993	$(350,492)	-	$7,501

	May 31, 2024
		Accumulated
	Gross	Amortization	Impairment	Net
License & Customer Relations	110,000	(110,000)	-	-
Tradenames - Trademarks	222,000	(222,000)	-	-
Domain Names	25,993	(16,015)	-	9,978
Total	$357,993	$(348,015)	$-	$9,978

Total amortization expense charged to operations for the three months ended February 28, 2025 and 2024 was $826 and $7,750, respectively. Total amortization expense charged to operations for the nine months ended February 28, 2025 and 2024 was $2,477 and $15,501, respectively.

Remaining amortization expense for intangible assets as of February 28, 2025 is as follows:

2025	$2,478
2026	3,304
2027	1,719
$7,501

Note 9: Goodwill

Goodwill in the amount of $557,896 is carried on the Company’s balance sheet at February 28, 2025 and May 31, 2024 in connection with the acquisition of Alternative Solutions on June 27, 2018.

Goodwill Impairment Test

The Company assessed its intangible assets as of May 31, 2024 for purposes of determining if an impairment existed as set forth in ASC 350 – Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment. Pursuant to ASC 360, the Company determined that the fair value of its intangible assets exceeded the carrying value of goodwill at May 31, 2024. As a result, no impairment was recorded. At February 28, 2025 and May 31, 2024, the net amount of goodwill on the Company’s balance sheet was $557,896.

Note 10: Other Assets

Other assets included the following as of February 28, 2025 and May 31, 2024:

	February 28,	May 31,
	2025	2024
Security deposits	157,500	157,500
	$157,500	$157,500

Note 11: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at February 28, 2025 and May 31, 2024:

	February 28, 2025	May 31, 2024
Trade accounts payable	$3,729,525	$2,508,769
Accrued payroll and payroll taxes	263,983	313,296
Accrued liabilities	299,938	533,994
Total	$4,293,446	$3,356,059

Note 12: Due to Related Party

On November 1, 2024, the Company acquired and cancelled 1,125,000 shares of common stock from a board member at a cost of $40,000. These shares were valued at $0.0557 per shares, which was the closing price on the date of the cancellation; a gain in the amount of $22,663 was recorded on this transaction. The purchase price of $40,000 had not been paid at February 28, 2025.

Note 13: Notes Payable

On September 10, 2024, the Company made a payment in the amount of $2,600,000 in full satisfaction of principal in the aggregate amount of $2,868,283 and the return for cancellation of 15,488,901 shares of the Company’s common stock and warrants to purchase 6,177,216 shares of the Company’s common stock. A gain in the amount of $949,793 was recorded on this transaction. See notes 14, 15 and 17. The table below provides the details of this transaction:

U.S. Convertible Debenture 1	$1,885,556
U.S. Convertible Debenture 2	471,387
Debenture 6	511,340
Common stock and warrants – fair value	681,510
Cash payment	(2,600,000)
Gain	$949,793

February 28, 2025	May 31, 2024

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

During the three and nine months ended February 28, 2025, the Company amortized discounts on the Debenture 2 in the aggregate amount of $0 and $197, respectively. During the three and nine months ended February 28, 2025, the Company made principal and interest payments in the amount of $0 and $17,917, respectively, on Debenture 2. As of February 28, 2025, Debenture 2 has been paid in full.

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

During the three months and six ended February 28, 2025, the Company amortized discounts in the amount of $183,263 and $193,560, respectively, on Debenture 6. During the three and nine months ended February 28, 2025, the Company capitalized interest in the amount of $10,708 on Debenture 6. During the three months and nine ended February 28, 2025, the Company made principal payments in the amount of $511,340 on Debenture 6 (see notes 13 and 17). At February 28, 2025, all amounts due under Debenture 6 have been paid in full.

-	500,632

Promissory Note 6 (“PN 6”) PN6 in the principal amount of $250,000 (the “PN6”) dated February 22, 2024, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $11,799 beginning March 31, 2024. During the three and nine months ended February 28, 2025, the Company made principal payments in the amount of $30,796 and $89,698, respectively, on PN6. During the three and nine months ended February 28, 2025, the Company made interest payments on PN6 in the amount of $4,602 and $16,497, respectively.	132,804	222,502

	February 28, 2025	May 31, 2024
Promissory Note 15 (“PN 15”) PN15 in the principal amount of $100,000 (the “PN15”) dated January 7, 2025, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $4,707 beginning January 31, 2025. During the three and nine months ended February 28, 2025, the Company made principal payments in the amount of $7,452 on PN6. During the three and nine months ended February 28, 2025, the Company made interest payments on PN6 in the amount of $1,963.	92,548	-
Notes Payable	$225,352	$741,052
Less: Discount	-	(193,756)
Notes Payable, Net of Discount	$225,352	$547,296

	February 28, 2025	May 31, 2024
Total Notes Payable, Current Portion	$180,768	$139,345
Total Notes Payable, Long-term Portion, net of discount	$44,584	$407,951

Note 14: Convertible Notes Payable

February 28, 2025	May 31, 2024

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

On December 29, 2023, the U.S. Convertible Debenture 2 was amended as follows: (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) principal payments in the amount of $8,000 per month are due for 48 months beginning January 31, 2024, and a balloon payment in the amount of $235,658 will be due on January 31, 2028; (iv) accrued interest in the amount of $54,053 was added to the principal balance. A loss on extinguishment of debt in the amount of $344,036 was charged to operations in connection with this transaction. During the years ended May 31, 2024 and 2024, the Company accrued interest in the amounts of $37,526 and $27,717, on the U.S. Convertible Debenture 2, respectively. During the three and nine months ended February 28, 2025, the Company made principal payments in the amount of $0 and $481,005, respectively, on the U.S. Convertible Debenture 2 (see notes 13 and 17). During the three and nine months ended February 28, 2025, the Company made interest payments in the amount of $0 and $6,381, respectively, on the U.S. Convertible Debenture 2. At February 28, 2025, all amounts due under U.S. Convertible Debenture 2 have been paid in full.

$-	481,005

February 28, 2025	May 31, 2024

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

On January 4, 2024, debenture holders exercised Put Rights with regard to the Canaccord Debentures with a principal amount of $3,875,095, the Company made a cash payment to the debenture holders in the amount of $2,325,056 representing 60% of the principal amount of these debentures, and the principal amount of $1,550,039 representing 40% of the principal amount of these debentures was forgiven. The principal balance of the Canaccord Dentures subsequent to the January 4 Put Rights exercise was $1,544,231. Interest at the rate of 8.0% per annum on this amount will be capitalized monthly through February 28, 2025. Principal and interest payments in the amount of $28,522 will be due monthly beginning March 31, 2025 and continuing through December 31, 2027; on January 31, 2028 a balloon payment in the amount of $1,038,777 will be due. A gain on settlement of debt in the amount of $2,015,051 was recognized in connection with this transaction. During the three and nine months ended February 28, 2025, the Company capitalized interest in the amounts of $32,788 and $64,930 on the Canaccord Debentures.

On December 27, 2024, the Company executed a Supplemental Indenture to amend that certain debenture indenture by and between the Company and Odyssey Trust Company, as Trustee, dated as of December 12, 2018, as supplemented March 31, 2021, as supplemented September 15, 2022, and as supplemented December 28, 2023, in order to amended the terms of its outstanding $1,378,778 original principal amount unsecured convertible debentures Canaccord Debentures issued December 12, 2018 to provide the Company an option to redeem all outstanding Canaccord Debentures in cash at a redemption price equal to $600 per $1,000 principal amount of Canaccord Debentures; any accrued but unpaid interest through to and including the redemption date shall not be paid and shall be cancelled. See note 22.

During the three and nine months ended February 28, 2025, the Company capitalized interest in the amount of $17,307 and $82,237, respectively. On January 17, 2025, the Company exercised the option to redeem all outstanding Canaccord Debentures in the amount of $1,678,633 including capitalized interest for cash in the amount of $1,006,800. The Company recorded a gain in the amount of $671,833 on this transaction. At February 28, 2025, all amounts due under Canaccord Debenture have been paid in full.

-	1,596,396

	February 28, 2025	May 31, 2024

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

On December 29, 2023, the U.S. Convertible Debenture 1 was amended as follows: (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) the maturity date was extended to January 31, 2028; (iv) accrued interest in the amount of $215,414 was added to the principal balance. A loss on extinguishment of debt in the amount of $1,376,083 was charged to operations in connection with this transaction. During the three and nine months ended February 28, 2025, the Company made principal payments in the amount of $0 and $1,924,030, respectively, on the U.S. Convertible Debenture 1 (see notes 13 and 17). During the three and nine months ended February 28, 2025, the Company made interest payments in the amount of $0 and $25,226 on the U.S. Convertible Debenture 1. At February 28, 2025, all amounts due under U.S. Convertible Debenture 1 have been paid in full.

	-	1,924,030

Total Convertible Notes Payable	$-	$4,001,431

	February 28, 2025	May 31, 2024
Total – Convertible Notes Payable, Current Portion	$-	$302,005
Total – Convertible Notes Payable, Long-term Portion	$-	$3,699,426

Note 15: Notes Payable – Related Party

	February 28, 2025	May 31, 2024
Promissory Note 1 (“APN1”) PN1 Debenture in the principal amount of $475,000 (the “PN1”) dated January 2, 2024, which bears interest at a rate of 12% per annum. Principal and interest payments are due monthly for 36 months in the amount $15,917 beginning February 29, 2024. During the three and nine months ended February 28, 2025, the Company made principal payments on the PN1 in the amount of $37,237 and $108,458, respectively. During the three and nine months ended February 28, 2025, the Company made interest payments on the PN1 in the amount of $10,515 and $34,799, respectively.	$325,603	$434,061

Promissory Note 2 (“PN2”) PN2 in the principal amount of $465,000 (the “PN2”) dated January 2, 2024, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 36 months in the amount $15,582 beginning February 29, 2024. During the three and nine months ended February 28, 2025, the Company made principal payments on the PN2 in the amount of $36,453 and $106,175, respectively. During the three and nine months ended February 28, 2025, the Company made interest payments on the PN2 in the amount of $10,294 and $34,066, respectively.	318,748	424,923

Promissory Note 3 (“PN3”) PN3 in the principal amount of $450,000 (the “PN3”) dated February 22, 2024, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $21,239 beginning March 31, 2024. During the three and nine months ended February 28, 2025, the Company made principal payments on the PN3 in the amount of $55,433 and $161,456, respectively. During the three and nine months ended February 28, 2025, the Company made interest payments on the PN3 in the amount of $8,284 and $29,694, respectively.	239,047	400,503

Promissory Note 4 (“PN4”) PN4 in the principal amount of $300,000 (the “PN4”) dated February 22, 2024, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $14,159 beginning March 31, 2024. During the three and nine months ended February 28, 2025, the Company made principal payments on the PN4 in the amount of $36,955 and $107,637, respectively. During the three and nine months ended February 28, 2025, the Company made interest payments on the PN4 in the amount of $5,522 and $19,796, respectively.	159,365	267,002

Promissory Note 5 (“PN5”) PN5 in the principal amount of $350,000 (the “PN5”) dated February 22, 2024, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $16,519 beginning March 31, 2024. During the three and nine months ended February 28, 2025, the Company made principal payments on the PN5 in the amount of $43,115 and $125,577, respectively. During the three and nine months ended February 28, 2025, the Company made interest payments on the PN5 in the amount of $6,443 and $23,095, respectively.	185,926	311,503

Promissory Note 7 (“PN7”) PN7 in the principal amount of $100,000 (the “PN7”) dated March 6, 2024, which bears interest at the rate of 12% per annum. Interest only payments are due quarterly in the amount of $3,500 for four quarters beginning March 29, 2024. The loan is due on February 28, 2025. During the three and nine months ended February 28, 2025, the Company made principal payments on PN7 in the amount of $100,000. During the three and nine months ended February 28, 2025, the Company made interest payments on the PN7 in the amount of $3,500 and $10,500, respectively.	-	100,000

Promissory Note 8 (“PN8”) PN8 in the principal amount of $134,000 (the “PN8”) dated April 30, 2024, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $6,308 beginning May 31, 2024. During the three and nine months ended February 28, 2025, the Company made principal payments on the PN8 in the amount of $16,139 and $47,006, respectively. During the three and nine months ended February 28, 2025, the Company made interest payments on the PN8 in the amount of $2,785 and $9,764, respectively.	82,025	129,031

	February 28, 2025	May 31, 2024

Promissory Note 9 (“PN9”)

PN9 in the principal amount of $2,600,000 (the “PN9”) dated August 28, 2024. Principal in the amount of $2,200,000 automatically converted into 56,847,545 shares of the Company’s common stock on August 30, 2024; the remaining principal in the amount of $400,000 bears interest at the rate of 12% per annum and is due on August 28, 2025. The conversion of the $2,200,000 in principal was at the market price per share of $0.0387 on the date of the note, and no gain or loss was recognized on this transaction. See note 17. No interest was accrued on this note during the three months ended February 28, 2025. During the three and nine months ended February 28, 2025, the Company made interest payments on the PN9 in the amount of $24,000.

	400,000	-

Promissory Note 10 (“PN10”) PN10 in the principal amount of $150,000 (the “PN10”) dated October 15, 2024, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $7,061 beginning November 30, 2024. During the three and nine months ended February 28, 2025, the Company made principal payments on the PN10 in the amount of $17,019 and $22,580, respectively. During the three and nine months ended February 28, 2025, the Company made interest payments on the PN10 in the amount of $4,164 and $5,664, respectively.	127,420	-

Promissory Note 11 (“PN11”) PN11 in the principal amount of $150,000 (the “PN11”) dated December 6, 2024, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $7,061 beginning December 31, 2024. During the three and nine months ended February 28, 2025, the Company made principal payments on the PN11 in the amount of $16,851. During the three and nine months ended February 28, 2025, the Company made interest payments on the PN11 in the amount of $4,333.	133,149	-

Promissory Note 12 (“PN12”) PN12 in the principal amount of $300,000 (the “PN12”) dated January 7, 2025, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $14,122 beginning January 31, 2025. During the three and nine months ended February 28, 2025, the Company made principal payments on the PN12 in the amount of $22,355. During the three and nine months ended February 28, 2025, the Company made interest payments on the PN12 in the amount of $5,889.	277,645	-

Promissory Note 13 (“PN13”) PN13 in the principal amount of $300,000 (the “PN13”) dated January 7, 2025, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $14,122 beginning January 31, 2025. During the three and nine months ended February 28, 2025, the Company made principal payments on the PN13 in the amount of $22,355. During the three and nine months ended February 28, 2025, the Company made interest payments on the PN13 in the amount of $5,889.	277,645	-

Promissory Note 14 (“PN14”) PN14 in the principal amount of $300,000 (the “PN13”) dated January 7, 2025, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $14,122 beginning January 31, 2025. During the three and nine months ended February 28, 2025, the Company made principal payments on the PN14 in the amount of $22,355. During the three and nine months ended February 28, 2025, the Company made interest payments on the PN14 in the amount of $5,889.	277,645	-

Promissory Note 16 (“PN16”) PN16 in the principal amount of $125,000 (the “PN16”) dated January 7, 2025, which bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $5,884 beginning March 31, 2025. During the three and nine months ended February 28, 2025, the Company made principal payments on the PN16 in the amount of $0. During the three and nine months ended February 28, 2025, the Company made interest payments on the PN16 in the amount of $0.	125,000	-

Total	$2,929,218	$2,067,023

	February 28, 2025	May 31, 2024
Total Notes Payable – Related Party, Current Portion	$2,008,209	$988,472
Total Notes Payable – Related Party, Long Term Portion	$921,009	$1,078,551

Aggregate maturities of notes payable, convertible notes payable, and notes payable – related parties as of February 28, 2025 are as follows:

For the twelve months ended February 28,

2026	$2,188,976
2027	965,594
Total	$3,154,570

Note 16: Lease Liabilities - Financing Leases

	February 28, 2025	May 31, 2024
Financing lease obligation under a lease agreement for extraction equipment dated March 14, 2022 in the original amount of $359,900 payable in forty-eight monthly installments of $10,173 including interest at the rate of 15.89%. During the three and nine months ended February 28, 2025, the Company made principal payments on this lease obligation in the amounts of $25,066 and $72,332, respectively. During the three and nine months ended February 28, 2025, the Company made interest payments on this lease obligation in the amounts of $5,453 and $19,225, respectively.	$120,785	$193,117

Financing lease obligation under an agreement for equipment dated June 20, 2022 in the original amount of $12,400 payable in forty-eight monthly installments of $350 including interest at a rate of 15.78%. During the three and nine months ended February 28, 2025, the Company made principal payments on this lease obligation in the amounts of $468 and $1,369, respectively. During the three and nine months ended February 28, 2025, the Company made interest payments on this lease obligation in the amounts of $57 and $206, respectively.	$1,990	3,359

Total	$122,775	$196,476

Current portion	$112,735	$96,224
Long-term maturities	10,040	100,252
Total	$122,775	$196,476

Aggregate maturities of lease liabilities – financing leases as of February 28, 2025 are as follows:

For the period ended February 28,

2026	$112,735
2027	10,040
Total	$122,775

Note 17: Stockholders’ Equity

The Company’s authorized capital stock consists of 345,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

Common stock transactions for the nine months ended February 28, 2025

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

On November 1, 2024, the Company acquired and cancelled 1,125,000 shares of common stock from a board member at a cost of $40,000. These shares were valued at $0.0557 per shares, which was the closing price on the date of the cancellation; the amount of $22,663 was charged to additional paid-in capital on this related party transaction. The purchase price of $40,000 was unpaid at February 28, 2025. (see note 12)

Common stock transactions for the nine months ended February 29, 2024

None.

Warrants

Warrants for the nine months ended February 28, 2025:

The following table summarizes the significant terms of warrants outstanding at February 28, 2025. This table does not include the unit warrants. See Unit Warrants section below.

Range of exercise Prices	Number of warrants Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Warrants	Number of warrants Exercisable	Weighted average exercise price of exercisable Warrants
$0.40	14,398,169	0.55	$0.40	14,398,169	$0.40
	14,398,169	0.55	$0.40	14,398,169	$0.40

Transactions involving warrants are summarized as follows. This table does not include the unit warrants. See Unit Warrants section below.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at May 31, 2023	21,181,449	$0.40
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(454,548)	$0.41
Warrants outstanding at May 31, 2024	20,726,901	$0.40
Granted
Exercised	-	$-
Cancelled / Expired	(6,328,732)	$0.40
Warrants outstanding at February 28, 2025	14,398,169	$0.40

Stock Options

Stock options for the nine months ended February 28, 2025

During the nine months ended February 28, 2025, 41,667 options issued to the Company’s previous Chief Science Officer expired, and 500,000 options issued to the Company’s previous Chief Operating Officer expired.

The following table summarizes the significant terms of options outstanding at February 28, 2025.

Range of exercise Prices	Number of options Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding Options	Number of Options Exercisable	Weighted average exercise price of exercisable Option
$0.039	7,500,000	8.93	$0.039	2,916,666	$0.039

Transactions involving options are summarized as follows.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at May 31, 2024	8,041,667	$0.039
Granted	-	$-
Exercised	-	$-
Cancelled / Expired	(541,667)	$0.039
Options outstanding at February 28, 2025	7,500,000	$0.039

The Company valued options using the Black-Scholes valuation model utilizing the following variables during the nine months ended February 28, 2025:

February 28,
2025
Volatility	269.44%
Dividends	$-
Risk-free interest rates	3.8%
Expected term (years)	5.00

Stock options for the nine months ended February 29, 2024

None.

During the three and nine months ended February 28, 2025, the Company charged $28,802 and $73,532, respectively, to stock-based compensation expense, in connection with the vesting of stock options. During the three and nine months ended February 29, 2024, the Company charged $6,489 to stock-based compensation expense, in connection with the vesting of stock options.

The aggregate intrinsic value of options outstanding and exercisable at February 28, 2025 and February 29, 2024 was $0 and $3,678, respectively. Aggregate intrinsic value represents the difference between the fair value of the Company’s stock on the last day of the fiscal period, which was $0.031 as of February 28, 2025, and the exercise price multiplied by the number of options outstanding and exercisable.

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

The Company valued the warrants using the Black-Scholes valuation model utilizing the following variables during the nine months ended February 28, 2025:

February 28,
2025
Volatility	104.68%
Dividends	$-
Risk-free interest rates	4.36%
Expected term (years)	1.05

On December 27, 2024, the Company executed a Supplemental Indenture to amend that certain debenture indenture by and between the Company and Odyssey Trust Company in order to amended the terms of its outstanding $1,378,778 original principal amount unsecured convertible debentures Canaccord Debentures issued December 12, 2018 to provide the Company an option to redeem all outstanding Canaccord Debentures in cash at a redemption price equal to $600 per $1,000 principal and capitalized interest of Canaccord Debentures. See note 14.

On January 17, 2025, the Company exercised the option to redeem all outstanding Canaccord Debentures in the amount of $1,678,633 for cash in the amount of $1,006,800. A gain in the amount of $671,833 was recorded on this transaction.

Note 19: Related Party Transactions

As of February 28, 2025 and May 31, 2024, the Company had accrued salary due to Michael Abrams, a former officer of the Company prior to his September 1, 2015 termination, in the amount of $16,250.

During the three months ended February 28, 2025, the Company made payments of $10,000 to one of its three directors for their participation on the Board. During the nine months ended February 28, 2025, the Company made payments of $30,000 to one of its three directors and $15,000 to one of its directors for their participation on the Board, for a total of $45,000; the Company also made a payment of $5,000 to one of its directors for consulting fees.

The Company’s CEO has waived his board fees for the period.

On November 1, 2024, the Company acquired and cancelled 1,125,000 shares of common stock from a board member at a cost of $40,000 for a per share price of $0.0355. These shares were valued at $0.0557 per shares, which was the closing price on the date of the cancellation. The amount of $22,663 was charged to additional paid-in capital on this transaction. The purchase price of $40,000 had not been paid at February 28, 2025.

On August 28, 2024 the Company issued PN9, a note payable to a related party, in the principal amount of $2,600,000. Principal in the amount of $2,200,000 automatically converted into 56,847,545 shares of the Company’s common stock on August 30, 2024; the remaining principal in the amount of $400,000 bears interest at the rate of 12% per annum and matures on August 28, 2025. See note 15.

On October 15, 2024 the Company issued PN10, a note payable to a related party, in the principal amount of $150,000. PN10 bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $7,061 per month beginning November 30, 2024. See note 15.

On December 6, 2024 the Company issued PN11, a note payable to a related party, in the principal amount of $150,000. PN11 bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $7,061 per month beginning December 31, 2025. See note 15.

On January 7, 2025 the Company issued PN12, a note payable to a related party, in the principal amount of $300,000. PN12 bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $14,122 per month beginning January 31, 2025. See note 15.

On January 7, 2025 the Company issued PN13, a note payable to a related party, in the principal amount of $300,000. PN13 bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $14,122 per month beginning January 31, 2025. See note 15.

On January 7, 2025 the Company issued PN14, a note payable to a related party, in the principal amount of $300,000. PN14 bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $14,122 per month beginning January 31, 2025. See note 15.

On February 26, 2025 the Company issued PN16, a note payable to a related party, in the principal amount of $125,000. PN16 bears interest at the rate of 12% per annum. Principal and interest payments are due monthly for 24 months in the amount $5,884 per month beginning March 31, 2025. See note 15.

At February 28, 2025, there are 14 related party notes outstanding with a total principal amount of $2,929,218. See note 15.

Note 20: Income Taxes

The following table summarizes the Company’s income tax accrued for the three and nine months ended February 28, 2025 and 2024:

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

The components of the income tax provision include:

	Three Months Ended
	February 28, 2025	February 29, 2024
Revenue	$3,854,603	$4,926,457
Directly attributable costs	(1,746,724)	(2,799,498)
Deferred	2,107,879	2,126,959
Tax rate	21%	21%
Tax expense	$442,655	$446,662

	Nine Months Ended
	February 28, 2025	February 29, 2024
Revenue	$12,821,038	$15,238,198
Directly attributable costs	(5,981,378)	(8,665,694)
Deferred	6,839,660	6,572,504
Tax rate	21%	21%
Tax expense	$1,436,329	$1,380,226

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

During the three months ended February 28, 2025, the Company received a notification from the Internal Revenue Service (“IRS”) that the Company has been assessed the amount of $111,441, consisting of estimated tax owed of $71,959, penalties of $26,771, and interest of $12,711 for failure to file its tax return for the year ended May 31, 2022. The Company made a good faith payment to the IRS in the amount of $5,000 pursuant to this notice during the three months ended February 28, 2025. The accounting firm responsible for this tax filing on behalf of the Company has been terminated, and the Company is pursuing this firm for recovery of penalties and interest assessed.

Note 21: Commitments and Contingencies

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Lease Arrangements

The Company leases several facilities for office, warehouse, and retail space. Currently lease commitments are as follows:

●	A lease that commenced in February 2019 for 1,400 square feet of office space located at 1718 Industrial Road, Las Vegas, NV 89102, for a term of eighteen months, and for rent of $1,785 per month. In June 2020, this lease was extended to November 30, 2022, with the monthly rent increasing to $1,867 until September 2021, after which time it will be subject to annual increases of 3%. The lease was extended again on April 1, 2022, effective September 1, 2022 until February 28, 2025. The monthly rent increased on September 1, 2022 to $2,084. Effective September 1, 2024, the monthly rent was increased to $2,310, and the term of the lease was extended to November 30, 2029.

●	A lease that commenced January 2018 for 1,000 square feet of storefront space plus 5,900 square feet of warehouse space located at 1800 Industrial Road, Suites 102, 160, and 180, Las Vegas, NV 89102, for a term of five years and for initial base rent of $7,500 per month, with annual increases of 3%. In February 2020, this lease was extended to February 28, 2030 and the monthly rent was increased by $600. At February 28, 2025, the monthly rent on this lease was $10,679.

●	A lease that commenced in February 2019 for 2,504 square feet of office space located at 1800 Industrial Road, Suite 100, Las Vegas, NV 89102 for a term of eighteen months and for initial rent of $3,210 per month, with annual increases of 4%. In February 2020, this lease was extended to February 28, 2030, and the lease was modified to include annual rent increases of 3%. At February 28, 2025, the monthly rent on this lease was $3,758.

●	A lease that commenced in January 2016 for 22,000 square feet of warehouse space located at 203 E. Mayflower Avenue, North Las Vegas, NV 89030 for a term of five years and initial rent of $11,000 per month, which amount increased to $29,000 per month on January 1, 2020. In June 2020, this lease was extended to February 28, 2026, and the monthly rent was amended as follows: $25,000 for the months of April, May, and June 2020; $22,500 for the months of March 2021 through February 2022; $23,175 for the months of March 2022 through February 2023; 23,870 for the months of March 2023 through February 2024; $24,586 for the months of March 2024 through February 2025; and $25,323 for the months of March 2025 through February 2026.

●	A lease that commenced in October 2023 for 2,547 square feet of office space located at 516 S. 4th Street, Las Vegas, NV 89101 for a term of five years and initial rent of $5,083 per month through September 30, 2024. The monthly rent will increase to $5,236 for the months of October 2024 through September 2025; $5,393 for the months of October 2025 through September 2026; $5,554 for the months of October 2026 through September 2027; and $5,721 for the months of October 2027 through September 2028.

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

In August 2017, the Company’s Colorado subsidiary received a demand letter from its Colorado landlord requesting the forfeiture of the $50,000 security deposit, $10,000 in expenses, $15,699 in remaining rent due under the lease agreement and $30,000 to buy out the remaining amounts due under the lease. The $50,000 security deposit was forfeited to the Landlord and the Landlord has made no additional demands for payment or attempts at collection since August of 2017. These expenses, which are a liability of the Company’s Colorado subsidiary, have been accrued on the balance sheet as of February 28, 2025.

Note 22: Subsequent Events

During March and April 2025, the Company received a total of $139,523 in tax credits under the provisions of the CARES Act.

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

Results of Operations for the Three Months Ended February 28, 2025 and 2024

The table below sets forth our selected expenses as a percentage of revenue for the applicable periods:

	Three Months Ended	Three Months Ended
	February 28, 2025	February 29, 2024
Revenue	100%	100%
Cost of Goods Sold	60%	57%
Gross Margin	40%	43%
Selling, General, and Administrative Expenses	50%	52%

Interest expense	3%	5%
Provision for Income Tax	11%	9%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Three Months Ended	Three Months Ended
	February 28, 2025	February 29, 2024
Number of Customers Served (Dispensary)	48,978	64,368
Revenue	$3,854,603	$4,926,457
Gross Profit	$1,543,227	$2,126,959
Selling, General, and Administrative Expenses	$1,936,396	$2,565,239

Revenues

We had revenue of $3,854,603 during the three months ended February 28, 2025, a decrease of $1,071,854, or 22%, compared to revenue of $4,926,457 during the three months ended February 29, 2024. Our cannabis dispensary accounted for $2,362,343, or 61%, of our revenue for the three months ended February 28, 2025, a decrease of $624,881, or 21%, compared to $2,987,224 during the three months ended February 29, 2024. Dispensary revenue decreased during the third quarter of fiscal year 2025 because our average sales per day decreased from $32,827 during the third quarter of fiscal year 2024 to $26,248 during the third quarter of fiscal year 2025. Our cannabis production accounted for $1,492,260, or 39%, of our revenue for the three months ended February 28, 2025, a decrease of $446,973 or 23%, compared to $1,939,223 for the three months ended February 29, 2024.

Cost of Goods Sold

Our cost of goods sold for the three months ended February 28, 2025 was $2,311,376, a decrease of $488,122, or 17%, compared to cost of goods sold of $2,799 498 for the three months ended February 29, 2024. The decrease in cost of goods sold for the three months ended February 28, 2025 was primarily due to a decrease in sales. Cost of goods sold was 60% of sales during the three months ended February 28, 2025 resulting in a gross margin of 40%. Cost of goods sold was 56.8% of sales during the three months ended February 29, 2024 resulting in a gross margin of 43.2%. Cost of goods sold during the third quarter of the 2025 fiscal year primarily consisted of product cost of $1,477,131, labor and overhead of $564,652, supplies and materials of $61,413, and licenses and fees of $3,000. We also wrote-off inventory in the amount of $205,180 due to quality control issues with a vendor; without this write-off, our gross margin would have been 45.4%. Cost of goods sold during the third quarter of the 2024 fiscal year primarily consisted of product cost of $2,210,390, labor and overhead of $467,486, supplies and materials of $113,147, and licenses and fees of $8,475.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, decreased by $628,843, or approximately 25%, to $1,936,396 during the three months ended February 28, 2025, compared to $2,565,239 for the three months ended February 29, 2024. The decrease in SG&A expenses for the three months ended February 28, 2025 was primarily due to our across-the-board cost-cutting efforts.

SG&A expense during the three months ended February 28, 2025 was primarily attributable to an aggregate of $1,502,892 in costs associated with operating the Oasis LLCs, a decrease of $414,648 compared to $1,917,540 during the three months ended February 29, 2024. The major components of the decrease were as follows: payroll and related costs of $1,025,150 compared to $1,181,169; office and facilities cost of $399,201 compared to $490,314; professional fees of $41,955 compared to $103,886; taxes and licenses of $138,245 compared to $174,409; sales and marketing costs of $75,527 compared to $103,356; and travel and entertainment of $77,525 compared to $95,572. The amount of SG&A expense allocated to cost of goods sold decreased by $10,944 during the current quarter compared to the prior year, from $413,221 to $402,777.

Finally, SG&A decreased by $214,194 during the three months ended February 28, 2025 as a result of an increase in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $433,506 from $647,700 during the three months ended February 29, 2024. The major component of this increase compared to the third quarter of fiscal 2024 was a decrease professional fees in the amount of $171,571 which were incurred in relation to our refinancing efforts during the prior year. Other components of the decrease in SG&A during the current year include a decrease in marketing and investor relations of $24,596 and a decrease in non-cash compensation in the amount of $23,891.

Interest Expense, Net

Our interest expense was $114,889 for the three months ended February 28, 2025, a decrease of $133,072, or 54%, compared to $247,961 for the three months ended February 29, 2024. The decrease consisted primarily of a decrease in the amount of $72,032 related to interest on our notes and debentures due to decreased principal balances, and a decrease of $61,040 in the amortization of the discounts on notes payable. These discounts have been fully amortized.

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

Gain on settlement of debt

During the three months ended February 28, 2025, the Company executed a Supplemental Indenture to amend that certain debenture indenture by and between the Company and Odyssey Trust Company, as Trustee, dated as of December 12, 2018, as supplemented March 31, 2021, as supplemented September 15, 2022, and as supplemented December 28, 2023, in order to amended the terms of its outstanding $1,378,778 original principal amount unsecured convertible debentures Canaccord Debentures issued December 12, 2018 to provide the Company an option to redeem all outstanding Canaccord Debentures in cash at a redemption price equal to $600 per $1,000 principal amount of Canaccord Debentures; any accrued but unpaid interest through to and including the redemption date shall not be paid and shall be cancelled. See note 22. On January 17, 2025, the Company exercised the option to redeem all outstanding Canaccord Debentures in the amount of $1,678,633 including capitalized interest for cash in the amount of $1,006,800. The Company recorded a gain in the amount of $671,833 on this transaction.

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $442,655 during the three months ended February 28, 2025 compared to $446,662 during the three months ended February 29, 2024, an increase of $4,007 or 1%. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

For the reasons above, our net loss for the three months ended February 28, 2025 was $278,880 compared to a net loss of $4,368,975 for the three months ended February 29, 2025, a decrease of $4,090,096, or 94%.

Non-Controlling Interest

During the three months ended February 28, 2025 and 2024, the loss associated with the non-controlling interest in Kealii Okamalu was $0 and $1668, respectively. This amount is comprised of the third-party portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the three months ended February 28, 2025 was $278,880 compared to a net loss of $4,369,144 for the three months ended February 29, 2024, a decrease of $4,090,264 or 94%.

Results of Operations for the Nine months Ended February 28, 2025 and February 29, 2024

The table below sets forth our selected expenses as a percentage of revenue for the applicable periods:

	Nine Months Ended	Nine Months Ended
	February 28, 2025	February 29, 2024
Revenue	100%	100%
Cost of Goods Sold	58%	57%
Gross Margin	42%	43%
Selling, General, and Administrative Expenses	48%	52%

Interest expense	4%	7%
Provision for Income Tax	11%	9%

The table below sets forth certain statistical and financial highlights for the applicable periods:

	Nine Months Ended	Nine Months Ended
	February 28, 2025	February 29, 2024
Number of Customers Served (Dispensary)	172,387	204,520
Revenue	$12,821,038	$15,238,198
Gross Profit	$5,363,521	$6,572,504
Selling, General, and Administrative Expenses	$6,216,328	$7,902,057

Revenues

We had revenue of $12,821,038 during the nine months ended February 28, 2025, a decrease of $2,417,160, or 16%, compared to revenue of $15,238,198 during the nine months ended February 29, 2024. Our cannabis dispensary accounted for $8,136,274, or 63%, of our revenue for the nine months ended February 28, 2025, a decrease of $1,263,556, or 13%, compared to $9,399,830 during the nine months ended February 29, 2024. Dispensary revenue decreased during the third quarter of fiscal year 2025 because our average sales per day decreased from $34,432 during the third quarter of fiscal year 2024 to $29,803 during the third quarter of fiscal year 2025. Our cannabis production accounted for $4,684,764, or 37%, of our revenue for the nine months ended February 28, 2025, a decrease of $1,153,604 or 20%, compared to $5,838,368 for the nine months ended February 29, 2024.

Cost of Goods Sold

Our cost of goods sold for the nine months ended February 28, 2025 was $7,457,517, a decrease of $1,208,177, or 14%, compared to cost of goods sold of $8,665,694 for the nine months ended February 29, 2024. The decrease in cost of goods sold for the nine months ended February 28, 2025 was primarily due to a decrease in sales. Cost of goods sold was 58.2% of sales during the nine months ended February 28, 2025 resulting in a gross margin of 41.8%. Cost of goods sold was 56.9% of sales during the nine months ended February 29, 2024 resulting in a gross margin of 43.1%. Cost of goods sold during the third quarter of the 2025 fiscal year primarily consisted of product cost of $5,531,518, labor and overhead of $1,476,136, supplies and materials of $234,025, and licenses and fees of $10,658. We also wrote-off inventory in the amount of $205,180 due to quality control issues with a vendor; without this write-off, our gross margin would have been 43.4%. Cost of goods sold during the nine months ended February 29, 2024 primarily consisted of product cost of $7,088,792, labor and overhead of $1,215,867, supplies and materials of $335,610, and licenses and fees of $24,425.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, decreased by $1,685,729, or approximately 21%, to $6,216,328 during the nine months ended February 28, 2025, compared to $7,902,057 for the nine months ended February 29, 2024. The decrease in SG&A expenses for the nine months ended February 28, 2025 was primarily due to our across-the-board cost-cutting efforts.

SG&A expense during the nine months ended February 28, 2025 was primarily attributable to an aggregate of $4,783,607 in costs associated with operating the Oasis LLCs, a decrease of $1,544,930 compared to $6,358,982 during the nine months ended February 29, 2024. The major components of the decrease were as follows: professional fees of $124,508 compared to $520,902; payroll and related costs of $3,241,045 compared to $3,523,653; office and facilities expenses of $1,366,322 compared to $1,565,653; taxes and licenses of $430,863 compared to $543,452; depreciation and amortization of $226,452 compared to $337,830; travel of $230,845 compared to $327,368; sales, marketing, and advertising of $248,692 compared to $321,865; and insurance of $223,438 compared to $288,557. The amount of SG&A expense allocated to cost of goods sold decreased by $10,944 during the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024 current quarter compared to the prior year, from $413,221 to $402,777.

Finally, SG&A decreased by $140,797 during the nine months ended February 28, 2025 as a result of a decrease in the expenses associated with the ongoing implementation of other aspects of our business plan and our general corporate overhead to $1,432,724 from $1,573,521 during the nine months ended February 29, 2024. The major components of this decrease compared to the third quarter of fiscal 2024 was a decrease in payroll and related costs of $122,596, a decrease in professional fees in the amount of $42,177, and a decrease of $31,601 related to sales and marketing costs.

Interest Expense, Net

Our interest expense was $570,007 for the nine months ended February 28, 2025, a decrease of $546,267, or 48.9%, compared to $1,116,274 for the nine months ended February 29, 2024. The decrease consisted of a decrease in the amount of $288,366 related to interest on our notes and debentures due to decreased principal balances; a decrease of $199,484 in amortization of the discount on notes payable due to decreased principal balances; a decrease of $57,950 in interest on short-term financing due to decreased principal balances; and a decrease of $11,007 in the amortization of discounts on notes payable. These discounts have been fully amortized as of February 28, 2025.

Employee Retention Tax Credit

During the nine months ended February 28, 2025, the Company received the amount of $50,103 under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) compared to $924,862 during the prior period, a decrease of $874,759 or 95%.

Loss on Extinguishment of Debt

During the nine months ended February 29, 2024, we restructured and / or redeemed certain of our convertible debentures, as follows: (A) The terms of certain convertible debenture were restructured, including (i) the conversion price of the debentures was reduced to $0.07 per unit; (ii) the conversion price of warrants underlying the units issuable upon conversion was reduced to $0.10 per share; (iii) the maturity date was extended to January 31, 2028. This restructuring included the redemption of convertible debentures in the principal amount of $3,875,095 at a discount of 40% for a cash payment in the amount of $2,325,036. These transactions resulted in a net loss on extinguishment of debt in the amount of $4,493,218 due to the increase in the calculated value of the conversion features and warrants of the remaining debentures at the reduced exercise prices. We also restructured the principal amounts and due dates of six additional debentures with an aggregate principal amount of $3,897,916 resulting in a gain on extinguishment of debt in the amount of $1,088,308.  There were no comparable transactions in the current period.

Gain on settlement of debt

During the nine months ended February 28, 2025, we recorded a gain on settlement of debt in the amount of $949,793 related to the payment of notes payable in the principal amount of $2,868,282 for a cash payment in the amount of $2,600,000. In addition, the noteholders returned for cancellation a total of 15,488,901 shares of the Company’s common stock and warrants to purchase 6,177,216 shares of the Company’s common stock. The cancelled shares were valued at the closing price of the Company’s common stock on the date of the cancellation, or $0.044 per share for a total value of $677,374.

During the nine months ended February 28, 2025, the Company executed a Supplemental Indenture to amend that certain debenture indenture by and between the Company and Odyssey Trust Company, as Trustee, dated as of December 12, 2018, as supplemented March 31, 2021, as supplemented September 15, 2022, and as supplemented December 28, 2023, in order to amended the terms of its outstanding $1,378,778 original principal amount unsecured convertible debentures Canaccord Debentures issued December 12, 2018 to provide the Company an option to redeem all outstanding Canaccord Debentures in cash at a redemption price equal to $600 per $1,000 principal amount of Canaccord Debentures; any accrued but unpaid interest through to and including the redemption date shall not be paid and shall be cancelled. See note 22. On January 17, 2025, the Company exercised the option to redeem all outstanding Canaccord Debentures in the amount of $1,678,633 including capitalized interest for cash in the amount of $1,006,800. The Company recorded a gain in the amount of $671,833 on this transaction.

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

Provision for Income Taxes

We recorded a provision for income taxes in the amount of $1,436,329 during the nine months ended February 28, 2025 compared to $1,380,226 during the nine months ended February 29, 2024, an increase of $56,103 or 4%. Although we have net operating losses that we believe are available to us to offset this entire tax liability, which arises under Section 280E of the Code because we are a cannabis company, as a conservative measure, we have accrued this liability.

Net Loss

For the reasons above, our net loss for the nine months ended February 28, 2025 was $1,187,414 compared to a net loss of $6,132,889 for the nine months ended February 29, 2024, a decrease of $4,945,475, or 81%.

Non-Controlling Interest

During the nine months ended February 28, 2025 and February 29, 2024, the income (loss) associated with the non-controlling interest in Kealii Okamalu was $0 and ($2,368), respectively. This amount is comprised of the third-party portion of the operating loss of the Quinn River Joint Venture and our loss on equity investment.

Net Loss Attributable to CLS Holdings USA, Inc.

Our net loss attributable to CLS Holdings USA, Inc. for the nine months ended February 28, 2025 was $1,187,414 compared to a net loss of $6,135,257 for the nine months ended February 29, 2024, a decrease of $4,947,843 or 81%.

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

	Three Months Ended February 28, 2025	Three Months Ended February 29, 2024
Net Loss attributable to CLS Holdings, Inc.	$(278,880)	$(4,369,144)
Add:
Interest expense, net	114,889	247,961
Provision for taxes	442,655	446,662
Depreciation and amortization	116,180	165,874
EBITDA (1)	$394,844	$(3,508,647)
Less non-recurring gains and losses:
Loss on extinguishment of debt	$-	$3,404,910
Loss on impairment of inventory	205,180	-
Gain on settlement of debt	(671,833)	(168,837)
Adjusted EBITDA (2)	$(71,809)	$(272,574)

	Nine Months Ended February 28, 2025	Nine Months Ended February 29, 2024
Net Loss attributable to CLS Holdings, Inc.	$(1,187,414)	$(6,135,257)
Add:
Interest expense, net	570,007	1,116,274
Provision for taxes	1,436,329	1,380,226
Depreciation and amortization	372,710	498,131
EBITDA (1)	$1,191,632	$(3,140,626)
Less non-recurring gains and losses:
Gain on settlement of accounts payable	$-	$(4,375)
Loss on impairment of inventory	205,180	-
Gain on settlement of debt	(1,621,626)	$(168,837)
Employee retention tax credit	(50,103)	(924,862)
Loss on extinguishment of debt	-	3,404,910
Adjusted EBITDA (2)	$(274,917)	$(833,790)

(1)	Net loss plus interest, taxes, depreciation, and amortization.
(2)	EBITDA adjusted for non-recurring gains, losses, and impairments.

Liquidity and Capital Resources

Since our inception we have funded our operations and capital spending primarily through the issuance of debt and common stock. At February 28, 2025, we had cash of $220,683 and a working capital deficit of $14,586,258; at April 2, 2025, we had cash of $507,638. We generated cash flow from operating activities of $321,052 for the nine months ended February 28, 2025, compared to $588,850 for the nine months ended February 29, 2024. As of February 28, 2025, we had an accumulated deficit of $114,554,464. The Company’s auditors have included a going concern qualification in their audit report for the years ended May 31, 2024 and 2023.

During the past two years, we have been involved in a focused effort to reduce our debt burden through a combination of settlements, restructurings, principal payments, and conversions of debt to common stock. The following table illustrates the results of these efforts:

Principal balance of debt:

	February 28, 2025	November 30, 2024	August 31, 2024	May 31, 2024	May 31, 2023	May 31, 2022
Convertible notes payable including related party	$-	$1,661,326	$3,985,481	$4,001,431	$7,606,102	$19,448,821
Current portion	$-	$126,043	$375,025	$302,005	$3,853,051	$9,448,821

Notes Payable and Debentures	$225,352	$163,600	$704,830	$741,052	$3,472,661	$4,375,000
Current portion	$180,768	$128,898	$125,107	$139,345	$1,439,584	$-

Notes Payable, Related Party	$2,929,218	$2,180,484	$2,254,750	$2,067,023	$-	$-
Current portion	$2,008,209	$1,514,362	$1,415,392	$988,472	$-	$-

Total	$3,154,570	$4,005,410	$6,945,061	$6,809,506	$11,078,763	$23,823,821
Current portion	$2,188,977	$1,769,303	$1,915,524	$1,429,822	$5,292,635	$9,448,821

We have continued and intend to continue these efforts to further reduce our debt burden in the coming year. During the nine months ended February 28, 2025, we raised $2,600,000 from the issuance of a note payable to a related party; $2,200,000 of this amount was converted to 56,847,545 shares of common stock during the period, and $400,000 remains on the balance sheet as a note payable at February 28, 2025. The $2,600,000 was used to retire debt in the aggregate principal amount of $2,868,282 in September 2024. We believe we have resources in place with existing and prospective lenders to continue to reduce our debt burden, though there can be no guarantee that this will be the case. We also raised an additional $1,275,000 from the issuances of debentures to related parties; these proceeds were used to retire $1,678,633 of convertible debt at a 60% discount with a net payment of $1,006,800.

Our working capital deficit is due primarily to accruals for taxes payable under Section 280E of the Internal Revenue Code in the amount of $10,331,192 at February 28, 2025. It is the Company’s position that these taxes will not ultimately be owed. Removing this amount from the calculation of net working capital results in a working capital deficit of $4,255,066 at February 28, 2025.

The Company continues to generate positive cash flow from operating activities, which were $321,052 for the nine months ended February 28, 2025 compared to $588,850 for the nine months ended February 29, 2024. We intend to continue to focus on operational activities in order to further improve our cash flow.

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

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. With the exception of the first quarter of fiscal 2022, we have incurred losses from operations since inception, and have an accumulated deficit of $114,554,464 as of February 28, 2025, compared to $113,367,050 as of May 31, 2024. We had a working capital deficit of $14,586,258 as of February 28, 2025, compared to a working capital deficit of $10,928,252 as of May 31, 2024. The report of our independent auditors for the year ended May 31, 2024 contained a going concern qualification.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company does not believe the adoption of this guidance will have a material effect on its Consolidated Financial Statements and segment disclosures.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (DISE)” which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not believe the adoption of this guidance will have a material effect on its Consolidated Financial Statements and segment disclosures.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

CLS HOLDINGS USA, INC.

Date: April 14, 2025	By:	/s/ Andrew Glashow
Andrew Glashow
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)